Form 10-K
period 2012-12-31
Aleris Corp
filed 2013-03-05
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-185443
_________________________________________
Aleris Corporation
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	27-1539594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25825 Science Park Drive, Suite 400
Cleveland, Ohio 44122-7392
(Address of principal executive offices) (Zip code)
(216) 910-3400
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No☐
There were 31,152,657 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 2, 2013.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I
ITEM 1. BUSINESS.
General
Aleris Corporation is a Delaware corporation with its principal executive offices located in Cleveland, Ohio. We are a holding company and currently conduct our business and operations through our direct wholly owned subsidiary, Aleris International, Inc. and its consolidated subsidiaries. As used in this annual report on Form 10-K, unless otherwise specified or the context otherwise requires, “Aleris,” “we,” “our,” “us,” and the “Company” refer to Aleris Corporation and its consolidated subsidiaries. Aleris International, Inc. is referred to herein as “Aleris International.” Any references in this annual report on Form 10-K to “our bankruptcy,” “our reorganization,” “our emergence from bankruptcy” or similar terms or phrases refer to the bankruptcy and reorganization of Aleris International as described in this annual report on Form 10-K.
We were formed in order to acquire the assets and operations of the entity formerly known as Aleris International, Inc. (the “Predecessor”) through the Predecessor’s plan of reorganization and emergence from bankruptcy. Aleris International emerged from bankruptcy on June 1, 2010 (the “Emergence Date”). Pursuant to the First Amended Joint Plan of Reorganization as modified (the “Plan of Reorganization”), the Predecessor transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity that is wholly owned by us. In exchange for the acquired assets, Intermediate Co. contributed shares of common stock and senior subordinated exchangeable notes to the Predecessor. These instruments were then distributed or sold pursuant to the Plan of Reorganization. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved and Intermediate Co. changed its name to Aleris International, Inc.
We have been considered the “Successor” to the Predecessor by virtue of the fact that our only operations and all of our assets are those of Aleris International, the direct acquirer of the Predecessor. As a result, our financial results are presented alongside those of the Predecessor herein. In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations,” we applied fresh-start accounting upon the emergence and became a new entity for financial reporting purposes as of the Emergence Date. This dramatically impacted 2010 operating results as certain pre-bankruptcy debts were discharged in accordance with the Plan of Reorganization immediately prior to emergence and assets and liabilities were adjusted to their fair values upon emergence. As a result, the financial information of the Successor subsequent to emergence from Chapter 11 is not comparable to that of the Predecessor prior to emergence. For certain percentages and amounts presented in this annual report on Form 10-K, the Successor and Predecessor results have been combined for the year ended December 31, 2010.
The Company is majority owned by Oaktree Capital Management, L.P. (“Oaktree”) or its respective subsidiaries. The investment funds managed by Oaktree or their respective subsidiaries that are invested in the Company are referred to collectively as the “Oaktree Funds.”
We make available on or through our website (www.aleris.com) our reports on Forms 10-K, 10-Q and 8-K, and amendments thereto, as soon as reasonably practicable after we electronically file (or furnish, as applicable) such material with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at www.sec.gov. None of the websites referenced in this annual report on Form 10-K or the information contained therein is incorporated herein by reference.
Company Overview
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing, with locations in North America, Europe and China. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or refining alumina. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments. Our position within the aluminum industry is shown below:

We operate 43 production facilities worldwide, with 16 production facilities that provide rolled and extruded aluminum products and 27 recycling and specification alloy manufacturing plants. Our 43rd production facility is a state-of-the-art aluminum rolling mill in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries. For the year ended December 31, 2012, we generated revenues of $4.4 billion, of which approximately 54% were derived from North America, 41% were derived from Europe and the remaining 5% were derived from the rest of the world.
Company History
The Predecessor was formed at the end of 2004 through the merger of Commonwealth Industries, Inc. and IMCO Recycling, Inc. The Predecessor’s business grew through a combination of organic growth and strategic acquisitions, the most significant of which was the 2006 acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”). The Corus Aluminum acquisition doubled its size and significantly expanded both its presence in Europe and its ability to manufacture higher value-added products, including aerospace and auto body sheet.
The Predecessor was acquired by Texas Pacific Group (“TPG”) in December 2006 and taken private. In 2007, it sold its zinc business in order to focus on its core aluminum business.
In 2009, the Predecessor, along with certain of its U.S. subsidiaries, filed voluntary petitions for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filings were the result of a liquidity crisis brought on by the global recession and financial crisis. The Predecessor’s ability to respond to the liquidity crisis was constrained by its highly leveraged capital structure, which at filing included $2.7 billion of debt, resulting from the 2006 leveraged buyout of the Predecessor. As a result of the severe economic decline, the Predecessor experienced sudden and significant value reductions across each end-use industry it served and a precipitous decline in the London Metal Exchange (“LME”) price of aluminum. These factors reduced the availability of financing under the Predecessor’s revolving credit facility and required the posting of cash collateral on aluminum hedges. The Predecessor sought bankruptcy protection to alleviate its liquidity constraints and restructure its operations and financial position.
The Company was formed as a Delaware corporation in 2009 to acquire the assets and operations of the Predecessor upon emergence from bankruptcy. On the Emergence Date, Aleris International emerged from Chapter 11 bankruptcy protection. TPG exited our business during this time and we received significant support from new equity investors, led by the Oaktree Funds, the majority owner of Aleris Corporation, as well as certain investment funds managed by affiliates of Apollo Management Holdings, L.P. (“Apollo”) and Sankaty Advisors, LLC (“Sankaty” and, together with the Oaktree Funds and Apollo, the “Investors”).
Business Segments
The Company’s operating structure includes one global rolled and extruded products business unit and two regional recycling business units. This operating structure supports our growth strategies and provides the appropriate focus on our global market segments, including aerospace, automotive, commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. Within our business units, we report the following five operating segments (each of which is considered a reportable segment): Rolled Products North America (“RPNA”), Rolled Products Europe (“RPEU”), Extrusions, Recycling and Specification Alloys North America (“RSAA”) and Recycling and Specification Alloys Europe (“RSEU”). These reportable segments are based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. See below for a further description of our reportable business segments.

Business Unit	Reportable Segment	Description

Global Rolled and Extruded Products Business Unit	Rolled Products North America
Includes the production of rolled aluminum products in the North American metal distribution, building and construction, transportation and consumer durables end-use industries. We produce aluminum sheet and fabricated products using direct-chill and continuous-cast processes. Substantially all of these aluminum products are manufactured to specific customer requirements.

Rolled Products Europe
Includes the production of rolled aluminum products in Germany and Belgium. Substantially all of these aluminum products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other things, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction, packaging and metal distribution industries.

Extrusions
Includes the production of soft and hard alloy extruded aluminum profiles in Germany, Belgium and China. Our extruded products are targeted at high demand end-uses in the automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. In addition, we perform value-added fabrication to most of our extruded products.

Regional Recycling Business Units	Recycling and Specification Alloys North America
Includes recycling of aluminum and manufacturing of specification alloys serving customers in North America. Our recycling operations primarily convert aluminum scrap, dross (a by-product of the melting process) and other alloying agents as needed and delivers the recycled metal and specification alloys in molten or ingot form. Our specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties (including increased strength, formability and wear resistance) as specified by customers for their particular applications.Our specification alloy operations typically service customers in the automotive industry. Our other recycling operations service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.

Recycling and Specification Alloys Europe
Includes the conversion of aluminum scrap, dross and other alloying agents in Germany, Norway and Wales. We provide recycled metal and specification alloys in molten or ingot form to our customers in the automobile industry. These operations also service other aluminum producers and manufacturers under tolling arrangements.

In addition to these reportable segments, we disclose corporate and other unallocated amounts, including the pre-production start-up operating results of Aleris Zhenjiang.
See Note 15, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for financial and geographic information about our segments.
The following charts present the percentage of our consolidated revenue by reportable segment and by end-use for the year ended December 31, 2012:

Revenue by Reportable Segment	Revenue by End-Use

Rolled Products North America
Our RPNA segment produces rolled aluminum products using the continuous-casting process at our facilities located in Uhrichsville, Ohio and Richmond, Virginia, and the conventional, direct-chill rolling ingot casting process at our multi-purpose aluminum rolling mill in Lewisport, Kentucky, one of the largest in North America. We operate coating lines at the Lewisport, Kentucky mill and at our facilities in Ashville, Ohio, Roxboro, North Carolina and Clayton, New Jersey.
We believe that many of our facilities are low cost, flexible and allow us to maximize our use of scrap with proprietary manufacturing processes providing us with a competitive advantage. Our rolling mills have the flexibility to utilize primary or scrap aluminum, which allows us to optimize input costs and maximize margins. For the year ended December 31, 2012, approximately 94% of our revenues were derived utilizing a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee and we strive to manage the remaining key commodity risks through our hedging programs.
Our RPNA segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 72 inches. The following table summarizes our RPNA segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware, and siding)	• American Construction Metals, Amerimax Home Products, Kaycan, Ply Gem Industries, Norandex/Reynolds	• Jupiter Aluminum, JW Aluminum, Quanex
• Metal distribution	• Reliance Steel & Aluminum, Ryerson, Thyssen-Krupp, Metals USA, Samuel & Son	• Alcoa, Novelis, Constellium
• Transportation equipment (truck trailers and bodies)	• Great Dane, Utility Trailor, Aluminum Line, Hyundai Translead	• Alcoa, Quanex, Novelis
• Consumer durables	• Brunswick Boat Group, ABB	• Alcoa, Novelis, Noranda, Skana Aluminum
• Specialty coil and sheet (cookware, fuel tanks, ventilation, cooling, and lamp bases)	• Tramontina	• Alcoa, Constellium, Novelis, Skana Aluminum
• Converter foil, fins and tray materials	• HFA, Pactiv	• JW Aluminum, Noranda, Novelis
The following table presents certain sales volume and other financial information for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 for our RPNA segment:

Rolled Products North America	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	394.6	370.5	213.7	156.9
Segment revenues	$1,299.7	$1,346.4	$699.4	$507.2
Segment commercial margin (1)	$479.3	$458.5	$237.7	$172.1
Segment commercial margin per ton invoiced	$1,214.7	$1,237.4	$1,112.2	$1,097.3
Segment income	$117.6	$111.1	$44.9	$49.4
Segment Adjusted EBITDA (1)	$111.1	$104.9	$44.5	$43.6
Segment Adjusted EBITDA per ton invoiced	$281.7	$283.0	$208.4	$277.8
Total segment assets	$566.0	$504.5
(1) Segment commercial margin and segment Adjusted EBITDA are non-U.S. GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as an aluminum casting plant in Germany that produces rolling slab and billets used by our RPEU and Extrusions segments. Our rolling mill in Koblenz, Germany is one of the largest specialized rolling mills in Europe concentrated on aircraft plate and sheet, commercial plate and heat exchanger sheet. Our rolling mill in Duffel, Belgium is the third largest coil and sheet mill in Europe and a top European supplier of automotive body sheet. We have continued to upgrade our product mix and our ability to supply high-quality, innovative materials, most notably to the aerospace market. We have also developed specialties such as heat-treated, ultra thick aluminum plate and extra wide sheet to meet the requirements of special industrial sectors such as aerospace and automotive. We have substantially completed the construction of a $70 million cold rolling mill at the Duffel facility, which will produce additional volumes of wide auto body sheet. The cold mill, which is expected to begin operations in the first quarter of 2013, will produce the widest auto body sheet currently available in the industry to meet increased demand from auto makers as they address challenging emissions and fuel efficiency requirements.
Our RPEU segment remelts primary ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our RPEU segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aircraft plate and sheet	• Airbus, Boeing, Bombardier, Embraer	• Alcoa, Constellium, Kaiser Aluminum
• Brazing coil and sheet (heat exchanger materials for automotive and general industrial)	• Behr, Denso, Visteon/Halla, Dana	• Alcoa, Hydro Aluminum, Novelis, SAPA
• Commercial plate and sheet (tooling, molding, road transport, shipbuilding, LNG transport and silos),	• Amari, Amco, Thyssen-Krupp	• Alcoa, AMAG, Constellium, SAPA
• Automotive body sheet (inner, outer and structural parts)	• Audi, BMW, Daimler, PSA, Renault, Volvo	• Constellium, Novelis, Hydro Aluminum
• Specialty coil and sheet (cookware, fuel tanks, ventilation, cooling, and lamp bases)	• Gillette, SAG, Uponor Group	• Alcoa, Constellium, Hydro Aluminum, Novelis
• Metal distribution	• Amari, MCB, Thyssen-Krupp	• Alcoa, Hydro Aluminum, Novelis
The following table presents certain sales volume and other financial information for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 for our RPEU segment:

Rolled Products Europe	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	298.9	314.4	184.0	120.0
Segment revenues	$1,324.9	$1,541.6	$763.7	$464.4
Segment commercial margin (1)	$570.7	$605.3	$310.7	$187.5
Segment commercial margin per ton invoiced	$1,909.5	$1,925.2	$1,688.8	$1,561.8
Segment income	$144.6	$157.6	$40.4	$55.1
Segment Adjusted EBITDA (1)	$136.7	$151.5	$75.0	$29.4
Segment Adjusted EBITDA per ton invoiced	$457.4	$481.9	$407.5	$245.0
Total segment assets	$681.3	$551.6
(1) Segment commercial margin and segment Adjusted EBITDA are non-U.S. GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Extrusions
Our Extrusions segment includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions serving the automotive, construction and engineering sectors are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China. Rods and hard alloys serving the aerospace, automotive, and industrial sectors are produced in Duffel, Belgium. The majority of our produced extrusion profiles are further fabricated to add value and meet performance and design criteria for customers.
Our Extrusions segment produces extruded aluminum products ranging from 0.2 to 350.0 kilograms per meter length. The following is a table of our Extrusions segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Automotive and Industrial extrusions (construction, transport, and engineering sectors)	• Bosch, Siemens	• Alcoa, Constellium, Hydro Aluminum, SAPA
• Project business extrusions (urban transport systems, high speed trains, mobile bridges for defense purposes and shipbuilding)	• Alstom, Ansaldo Breda, Bombardier, Siemens,	• Constellium, SAPA
• Rods and hard alloy extrusions (automotive parts, aircraft, hydraulic and pneumatic systems)	• Bharat Forge, Bosch, Conti Teves, Daimler, BMW, TRW	• Alcoa, Constellium, Eural, Fuchs, Impol
The following table presents certain sales volume and other financial information for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 for our Extrusions segment:

Extrusions	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	68.2	75.7	41.8	30.2
Segment revenues	$357.4	$410.3	$214.6	$132.5
Segment commercial margin (1)	$158.7	$164.8	$92.2	$60.0
Segment commercial margin per ton invoiced	$2,327.4	$2,177.4	$2,206.7	$1,985.8
Segment income	$16.4	$10.9	$5.3	$2.7
Segment Adjusted EBITDA (1)	$13.8	$7.9	$10.4	$1.1
Segment Adjusted EBITDA per ton invoiced	$202.3	$104.1	$248.4	$35.7
Total segment assets	$133.1	$120.6
(1) Segment commercial margin and segment Adjusted EBITDA are non-U.S. GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Recycling and Specification Alloys North America
Our RSAA segment operations primarily convert aluminum scrap, dross (a by-product of the melting process) and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. We believe the benefits of recycling, which includes substantial energy and capital investment savings related to the cost of smelting primary aluminum, support the long-term growth of this method of aluminum production, especially as concerns over energy use and carbon emissions grow. Our specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Many of our plants in this segment are located near our major customers’ facilities. The close proximity of these plants to our customers’ facilities allows us to provide deliveries of molten aluminum by customized trucks with hot metal crucibles. The molten aluminum is then poured from the crucible into a customer’s furnace, saving the customer the time and expense of remelting ingots. This delivery method lowers our customers’ energy and capital expenses as well as metal melt loss, thereby increasing their productivity. For the year ended December 31, 2012, approximately 57% of the total RSAA segment volumes shipped in 2012 were under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. We operate 21 strategically located production plants in North America, with 19 in the United States, one in Canada and one in Mexico.
The following table summarizes our RSAA segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aluminum Production (containers and packaging, general industrial)	• Alcoa, Constellium, Hydro Aluminum, SAPA, Hunter Douglas, Kaiser Aluminum	• Scepter, Smelter Service Corporation, Tennessee Aluminum Processors
• Automotive	• Chrysler, General Motors, Honda, Nemak, Toyota	• Audubon Metals, Spectro, Superior Alloys, Timco, Bermo Aluminum
The following table presents certain sales volume and other financial information for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 for our RSAA segment:

Recycling and Specification Alloys North America	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	868.2	894.7	567.6	342.7
Segment revenues	$947.6	$983.8	$540.5	$373.7
Segment commercial margin (1)	$293.1	$323.2	$181.9	$122.1
Segment commercial margin per ton invoiced	$337.6	$361.3	$320.5	$356.3
Segment income	$53.6	$80.9	$33.8	$29.7
Segment Adjusted EBITDA (1)	$53.6	$80.9	$35.7	$29.7
Segment Adjusted EBITDA per ton invoiced	$61.7	$90.4	$62.9	$86.6
Total segment assets	$287.6	$275.2
(1) Segment commercial margin and segment Adjusted EBITDA are non-U.S. GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Recycling and Specification Alloys Europe
Our RSEU segment consists of six facilities located in Germany, Norway and Wales. This segment’s facilities operate in a similar manner as those in the RSAA segment with the exception of milling. Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants. Approximately 47% of the volume shipped from our RSEU segment during the year ended December 31, 2012 was through tolling arrangements.
The following table summarizes our RSEU segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aluminum Production (containers and packaging, general industrial)	• Constellium, Alcoa, Hydro Aluminum, Novelis	• Trimet
• Automotive	• BMW, Daimler, Nemak, Volkswagen	• AMAG, Oetinger, Raffmetal, Trimet
The following table presents certain sales volume and other financial information for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 for our RSEU segment:

Recycling and Specification Alloys Europe	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	385.0	387.2	221.3	151.0
Segment revenues	$601.9	$685.1	$332.9	$214.5
Segment commercial margin (1)	$186.0	$210.4	$112.9	$71.8
Segment commercial margin per ton invoiced	$483.0	$543.3	$510.1	$475.6
Segment income	$19.4	$35.3	$16.8	$10.9
Segment Adjusted EBITDA (1)	$19.4	$35.3	$20.7	$10.9
Segment Adjusted EBITDA per ton invoiced	$50.4	$91.1	$93.4	$72.4
Total segment assets	$175.3	$162.1
(1) Segment commercial margin and segment Adjusted EBITDA are non-U.S. GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Industry Overview

Aluminum is a widely-used, attractive industrial material. Compared to several alternative metals such as steel and copper, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminum can be recycled repeatedly without any material decline in performance or quality. The recycling of aluminum delivers energy and capital investment savings relative to both the cost of producing primary aluminum and many other competing materials. The penetration of aluminum into a wide variety of applications continues to grow. We believe several factors support fundamental long-term growth in aluminum consumption generally and demand for those products we produce specifically, including urbanization in emerging economies, economic recovery in developed economies and an increasing global focus on sustainability.
The global aluminum industry consists of primary aluminum producers with bauxite mining, alumina refining and aluminum smelting capabilities; aluminum semi-fabricated products manufacturers, including aluminum casters, recyclers, extruders and flat rolled products producers; and integrated companies that are present across multiple stages of the aluminum production chain. The industry is cyclical and is affected by global economic conditions, industry competition and product development.
Primary aluminum prices are determined by worldwide forces of supply and demand and, as a result, are volatile. This volatility has a significant impact on the profitability of primary aluminum producers whose selling prices are typically based upon prevailing LME prices while their costs to manufacture are not highly correlated to LME prices. We participate in select segments of the aluminum fabricated products industry, including rolled and extruded products; we also recycle aluminum and produce aluminum specification alloys. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or refining alumina. Since the majority of our products are sold on a market-based aluminum price plus conversion fee basis or under tolling arrangements, we are less exposed to aluminum price volatility. For the year ended December 31, 2012, approximately 54% of the total metric tons shipped by our recycling and specification alloy segments were under tolling arrangements. As a result, the impact of aluminum price changes on the manufacture of these products is significantly less than the impact on primary aluminum producers.
Sales and Marketing
Global Rolled and Extruded Products Business Unit
Products manufactured by our RPNA and RPEU segments are sold to end-users, as well as to distributors, principally for use in the aerospace, transportation, automotive, building and construction, electrical, mechanical engineering, metal distribution and packaging industries throughout North America and Europe. The main customers for our extruded products are the building and construction, transport (automotive, rail and shipbuilding), electrical and mechanical engineering segments. Backlog for these segments as of December 31, 2012 and 2011 were approximately $82.6 million and $89.8 million for RPNA, $267.5 million and $283.9 million for RPEU, and $75.6 million and $78.7 million for Extrusions, respectively.
Sales of rolled and extruded products are made through each segment’s own sales force, which are strategically located to provide international coverage, and through a broad network of sales offices and agents in North America, major European countries, as well as Asia and Australia. The majority of our customer sales agreements in these segments are for a term of one year or less.
Regional Recycling Business Units
Principal customers of the RSAA and RSEU segment’s operations use recycled aluminum to produce can sheet, building and construction, automotive and other aluminum products. Sales of our products and services are made by each segment’s dedicated sales forces. Customarily, agreements with our aluminum recycling and specification alloy customers are short-term (often on a purchase order basis). These agreements usually result from a bidding process in which aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, we have historically maintained no significant backlog of orders in these segments.
Competition
The worldwide aluminum industry is highly competitive. Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications.
Global Rolled and Extruded Products Business Unit
Our rolled and extruded products businesses compete in the production and sale of rolled aluminum sheet and plate and extruded products. In the sectors in which we compete, the other industry leaders include Alcoa, Constellium, Novelis, Quanex, Kaiser Aluminum, Hydro Aluminum, JW Aluminum and Jupiter Aluminum. In addition, we compete with imported products. We compete with other rolled and extruded products suppliers on the basis of quality, price, timeliness of delivery and customer service.

Regional Recycling Business Units
The principal factors of competition in our regional recycling business units are price, metal recovery rates, proximity to customers, molten metal delivery capability, environmental and safety regulatory compliance and other types of services. Freight costs also limit the geographic areas in which we can compete effectively. The recycling and specification alloy industries are highly fragmented and competitive. Our major domestic and international competitors are Scepter, Smelter Service Corporation and Trimet for recycling and Superior Alloys, Audubon Metals, AMAG, Oetinger, Trimet and Raffmetal for specification alloys.
Raw Materials and Supplies
Global Rolled and Extruded Products Business Unit
A significant portion of the aluminum metal used by our RPNA segment is purchased aluminum scrap that is acquired from aluminum scrap dealers or brokers. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in North America. The remaining requirements of this segment are met with purchased primary metal, including metal produced in the U.S. and internationally.
Our RPEU segment relies on a number of European smelters for primary aluminum and rolling slab and billet (alloyed material in a form ready to enter our hot mills or extrusion presses). Due to a shortage of internal slab and billet casting capacity, we contract with smelters and other third parties to provide slab and billet that meet our specifications.
Regional Recycling Business Units
Aluminum scrap and dross represent the largest component of cost of sales for our regional recycling business units. The availability and price of scrap and dross depend on a number of factors outside of our control, including general economic conditions, international demand for these materials and internal recycling activities by primary aluminum producers. Changes in U.S. and worldwide supply and demand for aluminum scrap have had and will continue to have an effect on the prices we pay for these raw materials.
The primary sources of aluminum scrap and dross for our recycling and specification alloy operations include automotive component manufacturers, can stock producers, used beverage cans and aluminum smelters. Many of our aluminum suppliers are also our customers. We also buy aluminum scrap from metal scrap dealers and traders on the open market.
Energy Supplies
Our operations are fueled by natural gas and electricity, which represent the third largest component of our cost of sales, after metal and labor costs. We purchase the majority of our natural gas and electricity on a spot-market basis. However, in an effort to acquire the most favorable energy costs, we have secured some of our natural gas and electricity at fixed price commitments. We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our natural gas requirements.
Research and Development
In connection with the Predecessor’s acquisition of Corus Aluminum in 2006, it entered into a research and development agreement with Corus Group Ltd. (and subsequently with its successor, Tata Steel) pursuant to which Tata Steel assisted in research and development projects on a fee-for-service basis. This agreement was terminated in the third quarter of 2011 to allow this research and development work to take place internally. Excluding $11.9 million of contract termination costs recorded during the third quarter of 2011, research and development expenses were $7.3 million, $16.3 million, $10.6 million and $6.0 million for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively.
Patents and Other Intellectual Property
We hold patents registered in the United States and other countries relating to our business. In addition to patents, we also possess other intellectual property, including trademarks, tradenames, know-how, developed technology and trade secrets. Although we believe these intellectual property rights are important to the operations of our specific businesses, we do not consider any single patent, trademark, tradename, know-how, developed technology, trade secret or any group of patents, trademarks, tradenames, know-how, developed technology or trade secrets to be material to our business as a whole.
Seasonality
Certain of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger demand from the automotive industry and demand from customers in the beverage can industry. Such factors typically result in higher operating income in our second and third quarters, followed by our first and fourth quarters.
Employees
As of December 31, 2012, we had a total of approximately 7,200 employees, which includes approximately 2,400 employees engaged in administrative and supervisory activities and approximately 4,800 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 45% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.
Environmental
Our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the investigation or remediation of contaminated sites, and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to install additional pollution control equipment, make process changes, or take other environmental control measures at some of our facilities to meet future requirements.
We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“Superfund”) and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. Currently, and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions.
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in four states and one non-U.S. country at seven sites.
Our aggregate accrual for environmental matters was $34.2 million and $36.5 million at December 31, 2012 and 2011, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at permitted landfills at our Morgantown, Kentucky and Wabash, Indiana facilities. If salt cake were ever classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase, which could result in significant increased expenditures.
Our three landfill sites have finite lives and we incur costs related to retiring them. The amounts recognized for landfill asset retirement obligations, as of December 31, 2012 and 2011, were $5.3 million and $4.1 million, respectively, for our Morgantown, Kentucky landfill, $1.0 million and $0.7 million, respectively, for our Wabash, Indiana landfill and $3.9 million and $3.5 million, respectively, for our closed Sapulpa, Oklahoma landfill. The related asset retirement costs for each facility were capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful lives of the landfills. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Financial Information About Geographic Areas
See Note 15, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
ITEM 1A. RISK FACTORS.
Risks Related to our Business
If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.
Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to achieve all operating cost savings targeted through focused productivity improvements and capacity optimization, further enhancements of our business and product mix, expansion in selected international regions, opportunistic pursuit of strategic acquisitions and management of key commodity exposures.
Furthermore, we cannot assure you that we will be successful in our growth efforts or that we will be able to effectively manage expanded or acquired operations. Our ability to achieve our expansion and acquisition objectives and to effectively manage our growth effectively depends on a number of factors, including the following:

▪	our ability to introduce new products and end-use applications;

▪	our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

▪	our ability to integrate new businesses into our operations; and

▪	the availability of capital on acceptable terms.
Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or an increase in operating costs. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively affect our financial condition and results of operations.
The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to underperform other sectors. We are particularly sensitive to trends in the transportation and building and construction industries, which are both seasonal, highly cyclical and dependent upon general economic conditions. For example, during recessions or periods of low growth, the transportation and building and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our near-term profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition. Economic downturns in regional and global economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly mitigate the effect of cyclical downturns.
Changes in the market price of aluminum impact the selling prices of our products and the benefit we gain from using scrap in our manufacturing process. Market prices of aluminum are dependent upon supply and demand and a variety of factors over which we have minimal or no control, including:

▪	regional and global economic conditions;

▪	availability and relative pricing of metal substitutes;

▪	labor costs;

▪	energy prices;

▪	environmental and conservation regulations;

▪	seasonal factors and weather; and

▪	import and export levels and/or restrictions.
We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period.
Significant increases in the price of primary aluminum, aluminum scrap, alloys, hardeners, or energy would cause our cost of sales to increase significantly and, if not offset by product price increases, would negatively affect our financial condition and results of operations. We are substantial consumers of raw materials, and by far the largest input cost in producing our goods is the cost of aluminum. The cost of energy used by us, however, is also substantial. Customers pay for our products based on the price of the aluminum contained in the products, plus a “rolling margin” or “conversion margin” fee (the “Price Margin”), or based on a fixed price. In general, we use this pricing mechanism to pass changes in the price of aluminum, and, sometimes, in the price of natural gas, through to our customers. In most end-uses and by industry convention, however, we offer our products at times on a fixed price basis as a service to the customer. This commitment to supply an aluminum-based product to a customer at a fixed price often extends months, but sometimes years, into the future. Such commitments require us to purchase raw materials in the future, exposing us to the risk that increased aluminum or natural gas prices will increase the cost of our products, thereby reducing or eliminating the Price Margin we receive when we deliver the product. These risks may be exacerbated by the failure of our customers to pay for products on a timely basis, or at all.
Furthermore, the RPNA, RPEU and Extrusions segments are exposed to variability in the market price of a premium differential (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions. The RPNA, RPEU and Extrusions segments follow a pattern of increasing or decreasing their selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam.
Similarly, as we maintain large quantities of base inventory, significant decreases in the price of primary aluminum would reduce the realizable value of our inventory, negatively affecting our financial condition and results of operations. In addition, a drop in aluminum prices between the date of purchase and the final settlement date on derivative contracts used to mitigate the risk of price fluctuations may require us to post additional margin, which, in turn, could place a significant demand on our liquidity.
We purchase and sell LME forwards, futures and options contracts to seek to reduce our exposure to changes in aluminum, copper and zinc prices. The ability to realize the benefit of our hedging program is dependent upon factors beyond our control such as counterparty risk as well as our customers making timely payment to us for product. In addition, at certain times, hedging options may be unavailable or not available on terms acceptable to us. In certain scenarios when market price movements result in a decline in value of our current derivatives position, our mark-to-market expense may exceed our credit line and counterparties may request the posting of cash collateral. Despite the use of LME forwards, futures and options contracts, we remain exposed to the variability in prices of aluminum scrap. While aluminum scrap is typically priced in relation to prevailing LME prices, certain scrap types used in our RSAA operations are not highly correlated to an underlying LME price and, therefore, are not hedged. Scrap is also priced at a discount to LME aluminum (depending upon the quality of the material supplied). This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. In addition, we purchase forwards, futures or options contracts to reduce our exposure to changes in natural gas prices. We do not account for our forwards, futures, or options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on our derivative financial instruments must be reported in our consolidated results of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period to period earnings volatility that is not necessarily reflective of our underlying operating performance. See Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”
We may encounter increases in the cost, or limited availability, of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.
We require substantial amounts of raw materials and energy in our business, consisting principally of primary-based aluminum, aluminum scrap, alloys and other materials and natural gas. Any substantial increases in the cost of raw materials or energy could cause our operating costs to increase and negatively affect our financial condition and results of operations.
Aluminum scrap, primary aluminum, rolling slab, billet and hardener prices are subject to significant cyclical price fluctuations. Metallics (primary aluminum metal, aluminum scrap and aluminum dross) represent the largest component of our costs of sales. We purchase aluminum primarily from aluminum scrap dealers, primary aluminum producers and other intermediaries. We meet our remaining requirements with purchased primary-based aluminum. We have limited control over the price or availability of these supplies in the future.
The availability and price of aluminum scrap, rolling slab and billet depend on a number of factors outside our control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. We rely on third parties for the supply of alloyed rolling slab and billet for certain products. In the future, we may face an increased risk of supply to meet our demand due to issues with suppliers and their rising costs of production and their ability to sustain their business. Our inability to satisfy our future supply needs may impact our profitability and expose us to penalties as a result of contractual commitments with some of our customers. The availability and price of rolling slab and billet could impact our margins and our ability to meet customer volumes. Increased regional and global demand for aluminum scrap can have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We may not be able to adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the traded value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability. In addition, a significant decrease in the pricing spread between aluminum scrap and primary aluminum could make recycling less attractive compared to primary production, and thereby reduce customer demand for our recycling business.
After raw material and labor costs, utilities represent the third largest component of our cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. Price and volatility can differ by global region based on supply and demand, political issues and government regulation, among other things. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to reduce the effect of higher natural gas costs on our cost of sales. If natural gas costs increase, our financial condition and results of operations may be adversely affected. Although we attempt to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in certain of our long-term supply contracts, we may not be able to eliminate the effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may also limit our potential benefit from declining costs.
The profitability of our scrap-based recycling, rolling and extrusion operations depends, in part, on the availability of an adequate source of supplies.
We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap and wait for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the recent economic crisis has reduced and is expected to continue to reduce the supply of scrap metal available to us. In addition, exports of scrap out of North America and Europe can negatively impact scrap availability and scrap and metal spreads. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operations and financial condition would be materially and adversely affected.
Our global rolled and extruded products business unit depends on external suppliers for rolling slab and billet for certain products. The availability of rolling slab and billet is dependent upon a number of factors, including general economic conditions, which can impact the supply of available rolling slab and billet and LME pricing, where lower LME prices may cause certain rolling slab and billet producers to curtail production. If rolling slab and billet are less available, our margins could be impacted by higher premiums that we may not be able to pass along to our customers or we may not be able to meet the volume requirements of our customers, which may cause sales losses or result in damage claims from our customers. We maintain long-term contracts for certain volumes of our rolling slab and billet requirements, for the remainder we depend on annual and spot purchases. If we enter into a period of persistent short supply, we could incur significant capital expenditures to internally produce 100% of our rolling slab and billet requirements.
Our business requires substantial amounts of capital to operate; failure to maintain sufficient liquidity will have a material adverse effect on our financial condition and results of operations.
Our business requires substantial amounts of cash to operate and our liquidity can be adversely affected by a number of factors outside our control. Fluctuations in the LME prices for aluminum may result in increased cash costs for metal or scrap. In addition, if aluminum price movements result in a negative valuation of our current financial derivative positions, our counterparties may require posting of cash collateral. Furthermore, in an environment of falling LME prices, the borrowing base and availability under Aleris International’s asset backed multi-currency revolving credit facility (the “ABL Facility”) may shrink and constrain our liquidity.
The loss of certain members of our management may have an adverse effect on our operating results.
Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.
Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.
Each quarter, our chief executive officer and chief financial officer evaluate our internal controls over financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls relating to the information generated for use in our financial reports. In the course of our controls evaluation, we seek to identify data errors or control problems and to confirm that appropriate corrective action, including process improvements, are being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls over financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls over financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. We cannot provide absolute assurance that all possible control issues within our company have been detected. The design of our system of controls is based in part upon certain assumptions about the likelihood of events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals. Because of the inherent limitations in any control system, misstatements could occur and not be detected.
If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for approximately 28% of our consolidated revenues for the year ended December 31, 2012. No one customer accounted for more than 5% of those revenues. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and arrangements with customers subject us to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and we may be unable to timely replace, or replace at all, lost order volumes. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. Similar incidents in the future would adversely impact our financial conditions and results of operations.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.
Approximately 75% of our consolidated revenues for the year ended December 31, 2012 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. Our total capital expenditures were $390.2 million, $204.6 million, and $62.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our 2011 and 2012 capital expenditures include spending related to the Zhenjiang rolling mill. We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plants and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

The Zhenjiang rolling mill will require significant funding to support start-up of full operations.
We have substantially completed construction of the Zhenjiang rolling mill. We intend to continue the start-up phase of that operation throughout 2013, growing our sales meaningfully as the year progresses. To support this phase, the mill will require funding for start up expenses, residual capital expenditures and working capital, potentially reaching an aggregate of $200 million in 2013. This funding will come from an RMB 232.8 million (or equivalent to approximately $36.9 million) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China and with capital contributed by us.
While construction of the mill is substantially complete, there is residual spending to be paid throughout 2013. We estimate capital expenditures for 2013 to be approximately $137 million. In addition, we anticipate 2013 start-up expenses of $25 million to $30 million. These start-up expenses are tied to non-recurring operating losses expected to be incurred while the mill is ramping up to full production, as well as expenses associated with obtaining certification to produce aircraft sheet and plate.
Furthermore, significant investment in working capital is needed to fund our anticipated sales growth in 2013. Working capital requirements are anticipated to be funded under the Zhenjiang Revolver and with capital contributed by us. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese market. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang Revolver, including “completing construction of the Zhenjiang rolling mill with the ability to produce aluminum products in commercially feasible quantities.” We can not be certain that we will be able to draw all amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital needs in China, which may delay our ability to produce and sell material from the Zhenjiang rolling mill.
We may not be able to compete successfully in the industry segments we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, sales volumes and selling prices.
Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.
We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do. We compete with other rolled products suppliers, principally multipurpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. Producers with a different cost basis may, in certain circumstances, have a competitive pricing advantage.
We also compete with other aluminum recyclers in segments that are highly fragmented and characterized by smaller, regional operators. The principal factors of competition in our aluminum recycling business include price, metal recovery rates, proximity to customers, customer service, molten metal delivery capability, environmental and safety regulatory compliance and types of services offered.
As we increase our international business, we encounter the risk that non-U.S. governments could take actions to enhance local production or local ownership at our expense.
Additional competition could result in a reduced share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could have a negative effect on our financial condition and results of operations.
A portion of our sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad.
We have aluminum recycling operations in Germany, the United Kingdom, Mexico, Norway and Canada and magnesium recycling operations in Germany. We also have rolled products and extrusions operations in Germany, Belgium and China. We continue to explore opportunities to expand our international operations. We have substantially completed construction of the Zhenjiang rolling mill, located in China. Our international operations generally are subject to risks, including:

▪	changes in U.S. and international governmental regulations, trade restrictions and laws, including tax laws and regulations;

▪
compliance with U.S. and foreign anti-corruption and trade control laws, such as the Foreign Corrupt Practices Act, export controls and economic sanction programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control;

▪	currency exchange rate fluctuations;

▪	tariffs and other trade barriers;

▪	the potential for nationalization of enterprises or government policies favoring local production;

▪	interest rate fluctuations;

▪	high rates of inflation;

▪	currency restrictions and limitations on repatriation of profits;

▪	differing protections for intellectual property and enforcement thereof;

▪	divergent environmental laws and regulations; and

▪	political, economic and social instability.
The occurrence of any of these events could cause our costs to rise, limit growth opportunities or have a negative effect on our operations and our ability to plan for future periods, and subject us to risks not generally prevalent in the U.S.
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies may have a negative impact on reported revenues and operating profit, and the resulting accounts receivable, while depreciation of the U.S. dollar against these currencies may generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar may have a positive impact on earnings while depreciation of the U.S. dollar may have a negative impact on earnings.
Current environmental liabilities as well as the cost of compliance with, and liabilities under, health and safety laws could increase our operating costs and negatively affect our financial condition and results of operations.
Our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites and employee health and safety. Future environmental regulations could impose stricter compliance requirements on the industries in which we operate. Additional pollution control equipment, process changes, or other environmental control measures may be needed at some of our facilities to meet future requirements.
Financial responsibility for contaminated property can be imposed on us where current operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. The costs of all such matters have not been material to net income (loss) for any accounting period since January 1, 2007. However, future remedial requirements at currently owned or operated properties or adjacent areas could result in significant liabilities.
Changes in environmental requirements or changes in their enforcement could materially increase our costs. For example, if salt cake, a by-product from some of our recycling operations, were to become classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase and could result in significant increased expenditures.
We could experience labor disputes that could disrupt our business.
Approximately 45% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of our operations.
Labor negotiations may not conclude successfully, and, in that case, work stoppages or labor disturbances may occur. Any such stoppages or disturbances may have a negative impact on our financial condition and results of operations by limiting plant production, sales volumes and profitability.
New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are legislative and regulatory initiatives in various jurisdictions that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future emission regulation appears likely, it is too early to predict how this regulation may affect our business, operations or financial results.
Further aluminum industry consolidation could impact our business.
The aluminum industry has experienced consolidation over the past several years, and there may be further industry consolidation in the future. Although current industry consolidation has not negatively impacted our business, further consolidation in the aluminum industry could possibly have negative impacts that we cannot reliably predict.

Our operations present significant risk of injury or death. We may be subject to claims that are not covered by or exceed our insurance.
Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by various federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration, which has from time to time levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and may have a material adverse effect on our results of operations and financial condition.
New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (“OTC”) derivatives products to hedge our metal commodity risks and, historically, our interest rate and currency risks. Legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Final regulations pursuant to this legislation defining which companies will be subject to the legislation have not yet been adopted. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business and have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our RPNA segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for these plans have been met as of December 31, 2012, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $71.8 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”) of certain “reportable events,” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
We are subject to risks relating to our information technology systems.
Our global operations are managed through numerous information technology systems. If these systems are damaged, cease to function properly or are subject to a cyber security breach, we may suffer an interruption in our ability to manage and operate the business which may have a material adverse effect on our financial condition and results of operations. Further, we are continually modifying and enhancing our information systems and technology to increase productivity and efficiency. As new systems and technologies are implemented, we could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to our manufacturing and other business processes. When implemented, the information systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on our financial condition and results of operations.
Risks Related to Our Indebtedness

Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2012, our total consolidated indebtedness was $1.2 billion, excluding $43.0 million of outstanding letters of credit. We also would have had the ability to borrow up to $411.0 million under the ABL Facility. Aleris Zhenjiang, which is an unrestricted subsidiary and non-guarantor under the indentures governing the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”) and the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”), had the ability to borrow up to an additional $36.9 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) under the Zhenjiang Revolver. Our substantial level of debt and debt service obligations could have important consequences, including the following:

▪
making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the indentures governing the Senior Notes and the agreements governing our other indebtedness;

▪
limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

▪
increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting;

▪	exposing our cash flows to changes in floating rates of interest such that an increase in floating rates could negatively impact our cash flows;

▪
imposing additional restrictions on the manner in which we conduct our business under financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

▪
reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, cash flows, prospects and ability to satisfy our obligations under our indebtedness.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness, in the future. Although the indentures governing the Senior Notes and the credit agreement governing the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. Aleris International’s ability to borrow under the ABL Facility will remain limited by the amount of the borrowing base. In addition, the ABL Facility and the indentures governing the Senior Notes allow Aleris International to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to our and/or our subsidiaries’ current debt levels, the related risks that we and they face would be increased.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to satisfy our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments to satisfy our debt obligations. Included in such factors are the requirements, under certain scenarios, of our counterparties that we post cash collateral to maintain our hedging positions. In addition, price declines, by reducing the borrowing base, could limit availability under the ABL Facility and further constrain our liquidity.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the Senior Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the Senior Notes may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.
Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, as well as on our ability to satisfy our obligations in respect of the Senior Notes.
The terms of the ABL Facility and the indentures governing the Senior Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The credit agreement governing the ABL Facility and the indentures governing the Senior Notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the Senior Notes and the credit agreement governing the ABL Facility include covenants that, among other things, restrict the ability of Aleris International and certain of its subsidiaries’ to:

▪	incur additional indebtedness;

▪	pay dividends on capital stock and make other restricted payments;

▪	make investments and acquisitions;

▪	engage in transactions with our affiliates;

▪	sell assets;

▪	merge or consolidate with other entities; and

▪	create liens.
In addition, Aleris International’s ability to borrow under the ABL Facility is limited by a borrowing base and, under certain circumstances, the ABL Facility requires Aleris International to comply with a minimum fixed charge coverage ratio and may require Aleris International to reduce its debt or take other actions in order to comply with this ratio. See Note 9, “Long-Term Debt,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for further details. Moreover, the ABL Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to Aleris International. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.
A breach of any of these provisions could result in a default under the ABL Facility or either of the indentures governing the Senior Notes, as the case may be, that would allow lenders or noteholders, as applicable, to declare the applicable outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders, as applicable, could initiate a bankruptcy proceeding or, in the case of the ABL Facility, proceed against any assets that serve as collateral to secure such debt. The lenders under the ABL Facility will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on Aleris International and its subsidiaries by the restrictive covenants under the ABL Facility and the Senior Notes.
Risks Related to the Chapter 11 Cases
Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.
In connection with the disclosure statement and the hearing to consider confirmation of the Plan of Reorganization, Aleris International prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and its ability to continue operations upon emergence from the Chapter 11 reorganization cases (the “Chapter 11 Cases”). This information was not audited or reviewed by our independent public accountants. These projections were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis. These projections are not included in this annual report on Form 10-K and have not been incorporated by reference into this annual report on Form 10-K. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated industry and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections.
Neither our financial condition nor our results of operations covering periods after the Emergence Date will be comparable to the financial condition or results of operations reflected in our historical financial statements covering periods before the Emergence Date.
As of the date of Aleris International’s emergence from bankruptcy, we have adopted fresh-start accounting rules as a result of the bankruptcy reorganization as prescribed in accordance with the Reorganizations topic of the FASB Accounting Standards Codification. As required by fresh-start accounting, assets and liabilities have been recorded at fair value, based on values determined in connection with the implementation of the Plan of Reorganization. Accordingly, our consolidated financial condition and results of operations from and after Aleris International’s emergence from Chapter 11 will not be comparable to the financial condition or results of operations reflected in the Predecessor’s historical financial statements included elsewhere in this annual report on Form 10-K.
Further, during the course of the Chapter 11 Cases, the Predecessor’s financial results were volatile as asset impairments, government regulations, bankruptcy professional fees, contract terminations and rejections and claims assessments, among other things, significantly impacted its consolidated financial statements. As a result, the amounts reported in our financial statements after emergence from Chapter 11 will materially differ from the Predecessor’s historical financial statements included elsewhere in this annual report on Form 10-K.
When Aleris International emerged from bankruptcy protection, the emergence was structured as an asset acquisition. Although we expect the asset acquisition to be treated as a taxable transaction, there is no assurance that the IRS would not take a contrary position. Were the transfer of assets to Aleris International determined to constitute a tax-free reorganization, our consolidated group would carry over the tax attributes of the Predecessor. and its subsidiaries (including tax basis in assets), subject to the required attribute reduction attributable to the substantial cancellation of debt incurred and other applicable limitations. The required attribute reduction would be expected to leave our consolidated group with little or no net operating loss carryforwards and with a significantly diminished tax basis in our assets (with the result that our consolidated group could have increased taxable income over time, as such assets are sold or would otherwise be depreciated or amortized).
We may be subject to claims that were not discharged in the Chapter 11 Cases, which could have a material adverse effect on our results of operations and profitability.
Substantially all claims that arose prior to the date of the bankruptcy filing were resolved during the Chapter 11 Cases. Subject to certain exceptions (such as certain employee and customer claims), all claims against and interests in the Predecessor that arose prior to the initiation of the Chapter 11 Cases (1) are subject to compromise and/or treatment under the Plan of Reorganization and (2) were discharged, in accordance with and subject to the Bankruptcy Code and the terms of the Plan of Reorganization. Pursuant to the terms of the Plan of Reorganization, the provisions of the Plan of Reorganization constitute a good faith compromise or settlement of all such claims. The entry of the order confirming the Plan of Reorganization constituted the Bankruptcy Court’s approval of the compromise or settlement arrived at with respect to all such claims. Circumstances in which claims and other obligations that arose prior to the bankruptcy filing may not have been discharged include instances where a claimant had inadequate notice of the bankruptcy filing or a valid argument as to when its claim arose as a matter of law or otherwise.
We cannot be certain that the Chapter 11 Cases will not adversely affect our operations going forward.
Although Aleris International emerged from bankruptcy upon consummation of the Plan of Reorganization on June 1, 2010, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and attract and retain customers could adversely affect our financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our production and manufacturing facilities are listed below by reportable segment.

Reportable Segment	Location	Owned / Leased

Rolled Products North America	Clayton, New Jersey	Owned
	Buckhannon, West Virginia	Owned
	Ashville, Ohio	Owned
	Richmond, Virginia	Owned
	Roxboro, North Carolina	Owned
	Uhrichsville, Ohio (1)	Owned
	Lewisport, Kentucky	Owned

Rolled Products Europe	Duffel, Belgium	Owned
	Koblenz, Germany	Owned
	Voerde, Germany	Owned

Extrusions	Duffel, Belgium	Owned
	Tianjin, PRC	Granted Land Rights
	Bitterfeld, Germany	Owned
	Vogt, Germany	Owned
	Bonn, Germany	Owned

Recycling and Specification Alloys North America	Morgantown, Kentucky	Owned
	Sapulpa, Oklahoma	Owned
	Loudon, Tennessee	Owned
	Wabash, Indiana (1)	Owned
	Friendly, West Virginia	Owned
	Post Falls, Idaho	Owned
	Friendly, West Virginia (Bens Run)	Owned
	Cleveland, Ohio	Owned
	Rock Creek, Ohio	Owned
	Elyria, Ohio	Owned
	Hammond, Indiana	Owned
	Macedonia, Ohio	Owned
	Goodyear, Arizona	Leased
	Chicago Heights, Illinois	Owned
	Saginaw, Michigan	Owned
	Coldwater, Michigan (1)	Owned
	Steele, Alabama	Owned
	Monclova, Mexico	Owned
	Mississauga, Canada	Owned

Recycling and Specification Alloys Europe	Romsdal, Norway	Owned
	Raudsand, Norway	Owned
	Swansea, Wales	Leased
	Grevenbroich, Germany	Owned
	Deizisau, Germany	Owned
	Töging, Germany	Owned
(1)Two facilities at this location.

    The average operating rates for our RPNA segment’s facilities for the years ended December 31, 2012, 2011 and 2010 were 86%, 88% and 93%, respectively, of effective capacity. The average operating rates for our RPEU segment’s facilities for the years ended December 31, 2012, 2011 and 2010 were 82%, 90% and 90%, respectively, of effective capacity. The average operating rates for our Extrusions segment’s facilities for the years ended December 31, 2012, 2011 and 2010 were 80%, 91% and 88%, respectively, of effective capacity. The average operating rates for our RSAA segment’s facilities for the years ended December 31, 2012, 2011 and 2010 were 73%, 78% and 64%, respectively, of effective capacity. The average operating rates for our RSEU segment’s facilities for the years ended December 31, 2012, 2011 and 2010 were 83%, 86% and 88%, respectively, of effective capacity.
The Zhenjiang rolling mill, located in Zhenjiang City, Jiangsu Province in China, has been granted a 50 year right to occupy the land on which the factory resides.
Our Cleveland, Ohio corporate facility houses our principal executive office, as well as our offices for RPNA and RSAA, and we currently lease approximately 70,707 square feet for those purposes.
Our principal European corporate offices are located in Zurich, Switzerland and currently lease approximately 7,464 square feet.
We believe that our facilities are suitable and adequate for our operations.
ITEM 3. LEGAL PROCEEDINGS.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is privately held. There is no established public trading market for our common stock.
Holders
As of February 2, 2013, there were 146 holders of our common stock.
Dividends
Aleris International used a portion of the net proceeds from the sale of the 7 5/8% Senior Notes to pay us cash dividends of approximately $300.0 million, $100.0 million and $100.0 million on February 28, 2011, June 30, 2011 and November 10, 2011, respectively, which we then paid as dividends, pro rata, to our stockholders.
We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the ABL Facility and the indentures governing the Senior Notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of our subsidiaries to pay dividends on their capital stock and make other restricted payments. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details of the ABL Facility and the Senior Notes.
Depending on the level of working capital, capital expenditures and potential acquisition opportunities, among other items, we may pay one or more cash dividends from time to time, pro rata, to our stockholders after March 31, 2013. The indenture governing the 7 7/8% Senior Notes permits the payment by our subsidiaries after March 31, 2013 of up to $320.0 million of dividends or other restricted payments, in addition to any other restricted payments permitted to be made in accordance with the indenture governing the 7 7/8% Senior Notes and the agreements governing our other indebtedness.
Securities Authorized for Issuance Under Equity Compensation Plans

For information on the Aleris Corporation 2010 Equity Compensation Plan, see Item 11 – “Executive Compensation – Equity compensation plan information.”
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company. The selected historical financial data for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010, the five months ended May 31, 2010 and the years ended December 31, 2009 and 2008 and as of December 31, 2012, 2011 and 2010, May 31, 2010, December 31, 2009 and 2008 have been derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity (deficit) and redeemable noncontrolling interest for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 and the audited consolidated balance sheet as of December 31, 2012 and 2011 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes included elsewhere in this annual report on Form 10-K, as well as other financial information included in this annual report on Form 10-K.
We were formed in order to acquire the assets and operations of the Predecessor through the Predecessor’s plan of reorganization and emergence from bankruptcy. Aleris International emerged from bankruptcy on June 1, 2010. Pursuant to the Plan of Reorganization, the Predecessor transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity that is wholly owned by us. In exchange for the acquired assets, Intermediate Co. contributed shares of common stock and senior subordinated exchangeable notes to the Predecessor. These instruments were then distributed or sold pursuant to the Plan of Reorganization. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved and Intermediate Co. changed its name to Aleris International, Inc.
We have been considered the “Successor” to the Predecessor by virtue of the fact that our only operations and all of our assets are those of Aleris International, the direct acquirer of the Predecessor. In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations,” we applied fresh-start accounting upon the emergence and became a new entity for financial reporting purposes as of the Emergence Date. This dramatically impacted 2010 operating results as certain pre-bankruptcy debts were discharged in accordance with the Plan of Reorganization immediately prior to emergence and assets and liabilities were adjusted to their fair values upon emergence. As a result, the financial information of the Successor subsequent to emergence from Chapter 11 is not comparable to that of the Predecessor prior to emergence.

	(Successor)			(Predecessor)
(Dollars and shares in millions, (except per share data), metric tons in thousands)	For the years ended December 31,		For the seven months ended December 31,	For the five months ended May 31,	For the years ended December 31,
	2012	2011	2010	2010	2009	2008
Statement of Operations Data:
Revenues	$4,412.4	$4,826.4	$2,474.1	$1,643.0	$2,996.8	$5,905.7
Operating income (loss) (a)	186.8	195.8	78.5	74.4	(911.0)	(1,661.4)
Income (loss) from continuing operations (a)	107.0	161.2	71.4	2,204.1	(1,187.4)	(1,745.2)
Net income (loss) (a)	107.0	161.2	71.4	2,204.1	(1,187.4)	(1,744.4)
Net income (loss) attributable to Aleris Corporation (a)	107.5	161.6	71.4	2,204.1	(1,187.4)	(1,744.4)
Earnings per share:
Basic	$3.28	$5.20	$2.28
Diluted	3.08	4.91	2.21
Weighted-average shares outstanding
Basic	31.1	31.0	30.9
Diluted	34.1	33.3	32.6
Dividends declared per common share (b)	$—	$16.00	$—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$592.9	$231.4	$113.5	$60.2	$108.9	$48.5
Total assets	2,918.2	2,037.6	1,779.7	1,697.6	1,580.3	2,676.0
Total debt	1,227.9	602.0	50.4	585.1	842.7	2,600.3
Redeemable noncontrolling interest	5.7	5.4	5.2	—	—	—
Total Aleris Corporation stockholders’ equity (deficit) (b)	633.9	554.4	937.8	(2,189.4)	(2,180.4)	(1,019.7)

Other Financial Data:
Net cash provided (used) by:
Operating activities	$152.5	$266.9	$119.1	$(174.0)	$56.7	$(60.1)
Investing activities	(411.1)	(197.3)	(26.2)	(15.7)	(59.8)	132.5
Financing activities	617.2	53.7	(83.6)	187.5	60.8	(108.3)
Depreciation and amortization	84.8	70.3	38.4	20.2	168.4	225.1
Capital expenditures	(390.2)	(204.6)	(46.5)	(16.0)	(68.6)	(138.1)

Other Data:
Metric tons invoiced:
RPNA	394.6	370.5	213.7	156.9	309.4	378.9
RPEU	298.9	314.4	184.0	120.0	231.8	341.6
Extrusions	68.2	75.7	41.8	30.2	65.0	101.0
RSAA	868.2	894.7	567.6	342.7	690.6	1,106.5
RSEU	385.0	387.2	221.3	151.0	310.6	372.8
Intersegment shipments	(41.3)	(36.9)	(29.2)	(21.0)	(36.2)	(43.0)
Total metric tons invoiced	1,973.6	2,005.6	1,199.2	779.8	1,571.2	2,257.8

(a)
Operating income (loss), income (loss) from continuing operations, net income (loss) and net income (loss) attributable to Aleris Corporation include restructuring and impairment charges of $862.9 million and approximately $1.4 billion for the years ended December 31, 2009 and 2008, respectively. Income (loss) from continuing operations, net income (loss) and net income (loss) attributable to Aleris Corporation also include reorganization gains of approximately $2.2 billion for the five months ended May 31, 2010. See Note 18, “Reorganization Under Chapter 11 and Fresh-Start Accounting,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

(b)	We paid $500.0 million in cash dividends to our stockholders during the year ended December 31, 2011.
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this annual report under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which include descriptions of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.
The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, industry trends, demand for our products and services, anticipated cost savings, anticipated benefits from new products or facilities and projected results of operations. Statements contained in this annual report that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
The forward-looking statements set forth in this annual report regarding, among other things, future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products or facilities, projected results of operations, achievement of production efficiencies, capacity expansions, estimates of volumes, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

▪	our ability to successfully implement our business strategy;

▪	the cyclical nature of the aluminum industry, our end-use segments and our customers’ industries;

▪	our ability to fulfill our substantial capital investment requirements;

▪	variability in general economic conditions on a global or regional basis;

▪	our ability to retain the services of certain members of our management;

▪
our ability to enter into effective metal, natural gas and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals;

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

▪	increases in the cost of raw materials and energy;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt obligations;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry segments we serve;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

▪	our levels of indebtedness and debt service obligations;

▪	the possibility that we may incur additional indebtedness in the future; and

▪	limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under the Senior Notes.
Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under “Risk Factors” contained in this annual report.

These factors and other risk factors disclosed in this annual report and elsewhere are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
The forward-looking statements contained in this annual report are made only as of the date of this annual report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. This discussion should be read in conjunction with our audited consolidated financial statements and notes and other financial information appearing elsewhere in this annual report on Form 10-K. Our discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. For more information about these assumptions and other risks relating to our businesses and our Company, you should refer to Item 1A– “Risk Factors.”
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2012 and 2011 and our consolidated results of operations and cash flows for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010. On June 1, 2010, we applied fresh-start accounting upon Aleris International’s emergence from bankruptcy and became a new entity for financial reporting purposes. See Note 18, “Reorganization Under Chapter 11 and Fresh-Start Accounting,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations and reorganization, key business strategies, the aluminum industry, our critical measures of financial performance and our business segments;

▪	Fiscal 2012 Summary and Outlook for 2013 – a discussion of the key financial highlights for 2012, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments; and

▪
Recently Issued Accounting Standards Updates – a discussion of the impact of any recently issued accounting standard updates that have had an impact on the presentation of our consolidated financial position, results of operations and cash flows or have not yet been adopted.

Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 43 production facilities worldwide, with 16 production facilities that provide rolled and extruded aluminum products and 27 recycling and specification alloy manufacturing plants. Our 43rd production facility is a state-of-the-art aluminum rolling mill in China that produces semi-

finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 73% of our costs of sales for year ended December 31, 2012. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2012, 2011 and 2010 were $2,019, $2,398 and $2,172, respectively. After continued high levels of volatility during much of 2009, LME aluminum price volatility moderated during 2010, but increased again in 2011 as LME prices reached a peak of $2,772 per ton on April 28, 2011 before declining for the remainder of the year and ending 2011 at $1,970. Average LME aluminum prices per ton remained relatively constant during much of 2012, but were approximately 16% lower than the average 2011 levels.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
As a result of utilizing LME aluminum prices to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, the impact of these price changes on our profitability is limited. Approximately 85% of our global rolled products sales for the year ended December 31, 2012 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we utilize derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
Although our business model strives to reduce the impact of aluminum price fluctuations on our financial results, it cannot eliminate the impact completely. For example, the profitability of our recycling and specification alloy segments is impacted by changes in scrap aluminum prices whose movement may not be correlated to the price we are able to charge our customers. In addition, at times the profitability of our RPNA segment is impacted by changes in scrap aluminum prices whose movement may not be correlated to movements in LME prices.
For additional information on the key factors impacting our profitability, see “– Our Segments” and “– Critical Measures of Our Financial Performance,” below.
Reorganization and Fresh-Start Accounting
On February 12, 2009 (the “Petition Date”), Aleris International, Inc. (the “Predecessor”) and certain of its U.S. subsidiaries (collectively, the “U.S. Debtors”) filed voluntary petitions for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. Additionally, Aleris Deutschland Holding GmbH (“ADH”), a wholly owned German subsidiary, filed a voluntary petition on February 5, 2010. The bankruptcy filings were the result of a liquidity crisis brought on by the global recession and financial crisis. The Predecessor’s ability to respond to the liquidity crisis was constrained by its highly leveraged capital structure, which at the Petition Date included $2.7 billion of debt, resulting from its acquisition by Texas Pacific Group (“TPG”). As a result of the severe economic decline, the Predecessor experienced sudden and significant volume reductions across each end-use industry we serve and a precipitous decline in the LME price of aluminum. These factors reduced the availability of financing under its revolving credit facility and required the U.S. Debtors to post substantial amounts of cash collateral on its aluminum hedges. The Predecessor sought bankruptcy protection to alleviate its liquidity constraints and restructure its operations and financial position.
On June 1, 2010 (the “Emergence Date”), the U.S. Debtors and ADH consummated the reorganization contemplated by the First Amended Joint Plan of Reorganization as modified (the “Plan of Reorganization”) and emerged from Chapter 11 of the Bankruptcy Code. Pursuant to the Plan of Reorganization, the Predecessor transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity wholly owned by us. In exchange for the acquired assets, Intermediate Co. contributed shares of common stock and senior subordinated exchangeable notes to the Predecessor. The instruments were then distributed or sold pursuant to the Plan of Reorganization. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved and Intermediate Co. changed its name to Aleris International, Inc. (“Aleris International”).
We have been considered the “Successor” to the Predecessor by virtue of the fact our only operations and all of our assets are those of Aleris International, the direct acquirer of the Predecessor. As a result, our financial results are presented alongside those of the Predecessor herein. In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations,” we applied fresh-start accounting upon the emergence and became a new entity for financial reporting purposes as of the Emergence Date. This dramatically impacted 2010 operating results as certain pre-bankruptcy debts were discharged in accordance with the Plan of Reorganization immediately prior to emergence and assets and liabilities were adjusted to their fair values upon emergence. As a result, our financial statements for periods after the Emergence Date are not comparable to the financial statements prior to that date.
Our Business Strategies
We expect to sustain and grow our Company and build on our strong industry position by pursuing the following strategies:
Continue to grow our core business and enhance our product mix
We intend to continue to grow our core business by capturing the full benefits of the economic recovery in our key end-use industries and optimizing our production facilities to ensure we remain one of the lowest cost producers for our product portfolio through targeted technology upgrades and the application of the Aleris Operating System (“AOS”).
Furthermore, we believe we have numerous opportunities to enhance our product mix. Currently, we are:

▪
leveraging and expanding our rolled products technology to capture fast growing demand in select segments, such as auto body sheet, which we believe will grow as automakers work to meet stringent regulatory requirements on carbon reductions by using aluminum to reduce vehicles’ weight and increase fuel efficiency;

▪
transitioning many of our transportation customers from direct-chill based products to lower cost scrap-based continuous cast products, thereby providing our customers lower price points while enhancing our operating efficiencies and profitability;

▪	enhancing our recycling capabilities in North America and Europe to increase flexibility and capacity to leverage lower-cost scrap types and broaden our alloy product offerings;

▪	increasing our painting and finishing capabilities that will enable us to reduce costs and provide higher value-added products to our customers;

▪	proactively assessing and managing profitability of our customer and product portfolio to focus on higher value business; and

▪	targeting research and development efforts towards collaboration with customers to enhance our product offerings.
We intend to continue to supply higher value alloys targeting aerospace, automotive and other transportation industries. We will seek to extend our lower cost continuous casting operations to produce higher value rolled aluminum products.
Continue to expand in China and other select international regions
We intend to expand our global operations where we see the opportunity to enhance our manufacturing capabilities, grow with existing customers, gain new customers or penetrate higher-growth industries and regions. We believe disciplined expansion focused on these objectives will allow us to achieve attractive returns. Our international expansion has followed these principles and includes the substantially completed construction of a state-of-the-art aluminum rolling mill in Zhenjiang City, Jiangsu Province, China that produces value-added plate products for the aerospace, general engineering and other transportation industry segments in China. We designed the mill with the capability to expand into other high value-added products.
We expect demand for aluminum plate in China and other regions will grow, driven by the development and expansion of industries serving aerospace, engineering and other heavy industrial applications. As the first mover for high technology aerospace products in this important region, we believe we are well positioned to grow our share of aerospace and other plate demand.
We intend to continue to pursue global expansion opportunities in a disciplined, deliberate manner. Additionally, we believe that the combination of our efficient furnaces, scrap processing techniques and global customer base provides us with a highly competitive business model that is capable of operating in emerging economies.

Continue to focus on the Aleris Operating System to drive productivity
Our culture focuses on continuous improvement, achievement of synergies and optimal use of capital resources. As such, we have established the AOS, a company-wide ongoing initiative, to align and coordinate all key processes of our operations. AOS is an integrated system of principles, operating practices and tools that engages all employees in the transformation of our core business processes and the relentless pursuit of value creation. We focus on key operating metrics for all of our global businesses and plants and strive to achieve best practices both internally and in comparison with external benchmarks. The AOS initiative utilizes various tools, including Six Sigma and Lean methodologies, to drive sustainable productivity improvements. Our AOS and productivity programs generated approximately $44.0 million and $32.0 million of cost savings during the years ended December 31, 2012 and 2011, respectively.
We believe there are significant opportunities to further reduce our manufacturing and other costs and improve profitability by continuing to deploy AOS. We believe AOS initiatives will generate productivity gains and enable us to more than offset base inflation within our operations by capturing continuous process improvements as well as significant cost saving opportunities.
Limiting our exposure to commodity price fluctuations
We continuously seek to reduce the impact of aluminum price fluctuations on our business by:

▪
using formula pricing in our rolled and extruded products segments, based on a market-based primary aluminum price plus a conversion fee, which effectively passed aluminum costs through to our customers for approximately 85% of our global rolled products sales for the year ended December 31, 2012;

▪	aligning physical aluminum purchases with aluminum sales;

▪	better aligning scrap metal pricing and customer pricing;

▪
hedging fixed price forward sales with the use of financial and commodity derivatives to protect transaction margins, which are margins associated with the sale of products and the conversion fees we earn on such sales;

▪	hedging uncommitted or open inventory positions to protect our operating results and financial condition from the impact of changing aluminum prices on inventory values; and

▪
pursuing tolling arrangements that reduce exposure to aluminum and other commodity price fluctuations where customer metal is available and which accounted for approximately 54% of the total metric tons invoiced in our recycling and specification alloy segments for the year ended December 31, 2012.

These techniques minimize both transactional margin and inventory valuation risk. Additionally, we seek to reduce the effects of copper, zinc, natural gas and electricity price volatility through the use of financial derivatives and forward purchases, as well as through price escalators and pass-throughs contained in some of our customer supply agreements.
Selectively pursue strategic transactions
We have grown significantly through the successful completion of 12 strategic acquisitions from 2004 through 2012 targeted at broadening product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. We believe that a number of acquisition opportunities exist in the industries in which we operate. We focus on acquisitions that we expect would increase earnings, and from which we typically would expect to be able to realize significant operational efficiencies within 12 to 24 months through the integration process. We prudently evaluate these opportunities as potential enhancements to our existing operating platforms. We also consider strategic alliances, where appropriate, to achieve operational efficiencies or expand our product offerings. In addition, we consider potential divestitures of non-strategic businesses from time to time. We continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions and divestitures that may be material.
The Aluminum Industry
The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders, sheet producers, aluminum recyclers and integrated companies that are present across multiple stages of the aluminum production chain. Primary aluminum is commodity traded and priced daily on the LME. Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingots and billets. Ingots and billets are further processed by aluminum sheet manufacturers and extruders to form plate, sheet and foil and extrusions profiles, or they are sold to aluminum traders or to the commodity markets. Aluminum recyclers produce aluminum in molten or ingot form.

We participate in select segments of the aluminum fabricated products industry, including rolled and extruded products; we also recycle aluminum and produce aluminum specification alloys. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or processing alumina. Our industry is cyclical and is affected by global economic conditions, industry competition and product development. Compared to several substitute metals, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Also, aluminum is somewhat unique in that it can be recycled repeatedly without any material decline in performance or quality, which delivers both energy and capital investment savings relative to the cost of smelting primary aluminum.
Critical Measures of Our Financial Performance
The financial performance of our global rolled and extruded products business unit and regional recycling and specification alloy business units are the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volumes will result in lower per unit costs, while higher invoiced volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we pass through to our customers, we measure the performance of our segments based upon a percentage of and the per ton average “commercial margin” in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), toll fees, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes on our operating results. This exposure exists because we value our inventories under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices.
Our exposure to changing primary aluminum prices, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our rolled products and extrusions operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices to the extent it is not committed to fixed price sales orders.
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At December 31, 2012, no cash collateral was posted. At December 31, 2011, we had posted cash collateral totaling approximately $0.5 million.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization (“EBITDA”) in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales. The impact of metal price lag is not significant in our recycling and specification alloy operations as we are able to match physical purchases with physical sales, maintain low levels of inventories and conduct a substantial amount of our business on a toll basis, as discussed below.

In addition to rolling margins and product mix, commercial margins of our rolled products business are impacted by the differences between changes in the prices of primary and scrap aluminum, as well as the availability of scrap aluminum, particularly in our Rolled Products North America segment where aluminum scrap is used more frequently than in our European operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our commercial margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets.
The commercial margins of our recycling and specification alloy operations are impacted by the fees we charge our tolling customers to process their metal and by “metal spreads” which represent the difference between the purchase price of the scrap aluminum we buy and our selling prices. While an aluminum commodity market for scrap exists in Europe, there is no comparable market that is widely-utilized commercially in North America. As a result, scrap prices in North America tend to be determined regionally and are significantly impacted by supply and demand. While scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated.
Our operations are labor intensive and also require a significant amount of energy (primarily natural gas and electricity) be consumed to melt scrap or primary aluminum and to re-heat and roll aluminum slabs into rolled products. As a result, we incur a significant amount of fixed and variable labor and overhead costs which we refer to as conversion costs. Conversion costs excluding depreciation expense, or cash conversion costs, on a per ton basis are a critical measure of the effectiveness of our operations.
Revenues and margin percentages for our recycling and specification alloy operations are subject to fluctuations based upon the percentage of customer-owned metric tons tolled or processed. Increased processing under such tolling agreements results in lower revenues while not affecting net income and generally also results in higher gross profit margins and net income margins. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our metric tons able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements.
Our Segments
The Company’s operating structure includes one global rolled and extruded products business unit and two regional recycling business units. This operating structure supports our growth strategies and provides the appropriate focus on our global market segments, including aerospace, automotive, commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. Within our business units, we report five operating segments (each of which is considered a reportable segment). The reportable segments are based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).
In addition to analyzing our consolidated operating performance based upon revenues and EBITDA, we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain global business unit as well as regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, net, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices and Aleris Zhenjiang are not allocated to the segments.
Segment Adjusted EBITDA eliminates from segment income and loss the impact of recording inventory and other items at fair value through fresh-start and purchase accounting and metal price lag, which represents the financial impact of the timing difference between when aluminum prices included within our revenues are established and when aluminum purchase prices included in our cost of sales are established, net of the impact of our hedging activities. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-U.S. GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with U.S. GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control. For additional information regarding non-U.S. GAAP financial measures, see “—Non-GAAP Financial Measures.”
Rolled Products North America
Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill and continuous ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Rolled Products North America	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	394.6	370.5	213.7	156.9

Segment revenues	$1,299.7	$1,346.4	$699.4	$507.2
Hedged cost of metal	(814.0)	(881.7)	(464.0)	(329.3)
(Favorable) unfavorable metal price lag	(6.4)	(6.2)	2.3	(5.8)
Segment commercial margin	$479.3	$458.5	$237.7	$172.1
Segment commercial margin per ton invoiced	$1,214.7	$1,237.4	$1,112.2	$1,097.3

Segment income	$117.6	$111.1	$44.9	$49.4
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	—	(2.7)	—
(Favorable) unfavorable metal price lag	(6.4)	(6.2)	2.3	(5.8)
Segment Adjusted EBITDA (1)	$111.1	$104.9	$44.5	$43.6
Segment Adjusted EBITDA per ton invoiced	$281.7	$283.0	$208.4	$277.8
(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as an aluminum casting plant in Germany that produces rolling slab and billets used by our RPEU and Extrusions segments. Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Rolled Products Europe	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	298.9	314.4	184.0	120.0

Segment revenues	$1,324.9	$1,541.6	$763.7	$464.4
Hedged cost of metal	(747.1)	(926.4)	(469.6)	(249.6)
(Favorable) unfavorable metal price lag	(7.1)	(9.9)	16.6	(27.3)
Segment commercial margin	$570.7	$605.3	$310.7	$187.5
Segment commercial margin per ton invoiced	$1,909.5	$1,925.2	$1,688.8	$1,561.8

Segment income	$144.6	$157.6	$40.4	$55.1
Impact of recording amounts at fair value through fresh-start and purchase accounting	(0.8)	3.8	18.0	1.6
(Favorable) unfavorable metal price lag	(7.1)	(9.9)	16.6	(27.3)
Segment Adjusted EBITDA	$136.7	$151.5	$75.0	$29.4
Segment Adjusted EBITDA per ton invoiced	$457.4	$481.9	$407.5	$245.0
Extrusions
Our Extrusions segment produces soft and hard alloy extruded aluminum profiles targeted at high demand end-uses. Our extruded aluminum products are used for the automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Extrusions	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Segment metric tons invoiced	68.2	75.7	41.8	30.2

Segment revenues	$357.4	$410.3	$214.6	$132.5
Hedged cost of metal	(196.1)	(242.8)	(124.3)	(70.9)
(Favorable) unfavorable metal price lag	(2.6)	(2.7)	1.9	(1.6)
Segment commercial margin	$158.7	$164.8	$92.2	$60.0
Segment commercial margin per ton invoiced	$2,327.4	$2,177.4	$2,206.7	$1,985.8

Segment income	$16.4	$10.9	$5.3	$2.7
Impact of recording amounts at fair value through fresh-start and purchase accounting	(0.1)	(0.3)	3.2	—
(Favorable) unfavorable metal price lag	(2.6)	(2.7)	1.9	(1.6)
Segment Adjusted EBITDA	$13.8	$7.9	$10.4	$1.1
Segment Adjusted EBITDA per ton invoiced	$202.3	$104.1	$248.4	$35.7

Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volumes are sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Recycling and Specification Alloys North America	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Buy and sell segment metric tons invoiced	371.8	362.1	184.9	128.0
Toll segment metric tons invoiced	496.4	532.6	382.7	214.7
Segment metric tons invoiced	868.2	894.7	567.6	342.7

Segment revenues	$947.6	$983.8	$540.5	$373.7
Hedged cost of metal	(654.5)	(660.6)	(358.6)	(251.6)
Segment commercial margin	$293.1	$323.2	$181.9	$122.1
Segment commercial margin per ton invoiced	$337.6	$361.3	$320.5	$356.3

Segment income	$53.6	$80.9	$33.8	$29.7
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	—	1.9	—
Segment Adjusted EBITDA	$53.6	$80.9	$35.7	$29.7
Segment Adjusted EBITDA per ton invoiced	$61.7	$90.4	$62.9	$86.6
Recycling and Specification Alloys Europe
We are a leading European recycler of aluminum scrap and magnesium through our RSEU segment. Our recycling operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our European recycling business consists of six facilities located in Germany, Norway and Wales. Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Recycling and Specification Alloys Europe	(Successor)			(Predecessor)
(Dollars in millions,	For the years ended December 31,		For the seven	For the five
except per ton measures,			months ended	months ended
volumes in thousands of tons)	2012	2011	December 31, 2010	May 31, 2010
Buy and sell segment metric tons invoiced	204.0	196.8	111.0	78.8
Toll segment metric tons invoiced	181.0	190.4	110.3	72.2
Segment metric tons invoiced	385.0	387.2	221.3	151.0

Segment revenues	$601.9	$685.1	$332.9	$214.5
Hedged cost of metal	(415.9)	(474.7)	(220.0)	(142.7)
Segment commercial margin	$186.0	$210.4	$112.9	$71.8
Segment commercial margin per ton invoiced	$483.0	$543.3	$510.1	$475.6

Segment income	$19.4	$35.3	$16.8	$10.9
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	—	3.9	—
Segment Adjusted EBITDA	$19.4	$35.3	$20.7	$10.9
Segment Adjusted EBITDA per ton invoiced	$50.4	$91.1	$93.4	$72.4

Fiscal 2012 Summary
Listed below are key financial highlights for the year ended December 31, 2012 as compared to 2011:

▪
Revenue for 2012 was approximately $4.4 billion, a 9% decrease over 2011. This decrease was primarily due to lower LME prices, a stronger U.S. dollar and lower volumes, partially offset by an improved product mix and commercial pricing efforts that drove higher rolling margins.

▪
Net income attributable to Aleris Corporation for 2012 was $107.5 million compared to approximately $161.6 million for 2011. 2012 net income attributable to Aleris Corporation included an increase in start-up expenses, depreciation expense and interest expense of approximately $17.9 million, $14.5 million and $6.1 million, respectively. 2011 net income attributable to Aleris Corporation included a $33.6 million benefit from deferred income taxes, the majority of which pertained to the reversal of valuation allowances previously recorded against certain deferred tax assets.

▪
Adjusted EBITDA decreased 11% to $293.6 million in 2012 from $331.6 million in the prior year, with approximately $57.0 million attributable to tighter scrap and metal spreads. This decrease was partially offset by $9.0 million of price margin improvements. AOS-related productivity savings were $44.0 million, more than offsetting $34.0 million of higher costs associated with inflation.

▪	On October 23, 2012, Aleris International issued $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”).

▪	Cash provided by operating activities was $152.5 million in 2012, down from $266.9 million in 2011.

▪
Liquidity at December 31, 2012 was approximately $1.0 billion, which consisted of $411.0 million of availability under Aleris International’s ABL Facility (as defined below) plus $592.9 million of cash.

▪	Capital expenditures increased to a record $390.2 million in 2012 from $204.6 million in the prior year, as spending on our growth projects continued to progress as planned.
Outlook for 2013
The following factors are anticipated to have a significant impact on our 2013 performance:

▪
According to estimates from CRU International Limited (“CRU”), primary aluminum consumption growth is projected to be 6% for 2013. CRU also estimates global flat rolled products consumption will grow 6% in 2013. We expect to continue to position our businesses to capitalize on the increase in global aluminum demand;

▪
Demand for our aerospace products typically trend with aircraft backlog and build rates. The combined order backlog of Airbus and Boeing increased 36% from 6,600 planes at the beginning of 2011 to 9,100 planes through December 2012. In line with this trend, our aerospace volumes for 2012 increased 13% from 2011 to meet higher build rates associated with the growing backlogs. We believe this backlog and customer demand will translate into similar trends in 2013. However, until we begin to sell aircraft qualified material from the Zhenjiang rolling mill, which is expected in the second half of 2014, we will be somewhat limited in our aerospace volume growth in the second half of 2013 versus the market growth;

▪
Demand for our specification alloy and auto body sheet products trends with both automobile build rates as well as with the amount of aluminum used in automobiles for light-weighting purposes. IHS Automotive estimates that North American light vehicle production will grow approximately 3% in 2013, while European light vehicle production is expected to decline by 3% in 2013. We believe that an increase in the amount of aluminum used in automobiles for light-weighting purposes may increase demand for our products at a higher rate than the overall growth rate for light vehicle production, particularly in Europe;

▪
We are one of the largest suppliers of aluminum sheet to the building and construction industry in North America. According to the National Association of Home Builders (“NAHB”), 2012 single family housing starts in the United States were 535,000 and are projected to be 658,000 in 2013. In addition, the NAHB also estimates that total housing starts in the U.S. will increase from 780,000 in 2012 to 979,000 in 2013;

▪
Demand for many of our products is impacted by regional economic factors in North America and Europe, including GDP and industrial production. The economic uncertainty created by the European debt crisis has negatively impacted European GDP, industrial production and the level of demand for our non-global market segment products, including plate and sheet products. We believe that the impact of the European debt crisis has begun to subside and that demand for our regionally-based European plate and sheet products will begin to recover in 2013. However, the impact of any volume increases may be partially offset by the unfavorable pricing trends that resulted from the declining volume experienced in 2012. We expect that volume trends for our regionally-based North American products will be largely dependent on the continued strength of the recovery of the U.S. economy;

▪
During 2012, tighter scrap and metal spreads negatively impacted earnings. Scrap and metal spreads tightened due to a number of factors, including the relatively low price of aluminum, low levels of scrap generation (resulting from low industrial production), and an increase in the export of North American scrap as a result of increased demand from emerging market countries. Scrap types used in our RPNA segment remain in tight supply, but are currently available. We expect minor volatility in our RPNA scrap spreads, as these scrap spreads tend to move directionally with the LME price. Therefore, as compared to 2012, we expect the impact of scrap spreads on RPNA’s commercial margins to be flat to slightly better; and

▪
Metal spreads for our specification alloy products in our RSAA segment have been trending to historically low levels since the second quarter of 2012. We believe that metal spreads for specification alloys will remain depressed at least through the first quarter of 2013 and will negatively impact our year-over-year financial results. We expect that the negative variance associated with these tighter metal spreads will begin to subside in the second, third and fourth quarters of 2013. Improvements in metal spreads will be dependent upon several factors, including the pricing established for our specification alloy products, scrap generation, supply and demand fundamentals and our ability to shift our commercial strategy to drive more stability in metal spreads;

We have initiated a number of significant capital expenditure programs to capture long-term growth in our global market segments as well as in regional product lines. Our targeted capital spending for 2012 and 2013, on a combined basis, is expected to be approximately $660 million. In 2012, we spent $390 million and expect 2013 capital spending to be approximately $270 million with long term capital expenditures expected to continue to trend down thereafter. We continue to make progress on our major capital initiatives and expect to achieve targeted benefits in 2013:

▪
We have substantially completed the construction of our Zhenjiang rolling mill and are in the process of completing equipment commissioning. The rolling mill began shipping product in the first quarter of 2013. We expect volume to ramp up for non-aerospace heat treat and non-heat treat plate over the course of 2013. We anticipate that the rolling mill will generate non-recurring operating losses during the 2013 start-up period ranging from $25 million to $30 million. These start-up losses will not be included in segment income or segment Adjusted EBITDA;

▪
We have substantially completed the construction and installation of our $70 million cold rolling mill in Duffel, Belgium and began production ramp up and customer qualifications in the first quarter of 2013. The cold rolling mill will support the anticipated growth in wide auto body sheet demand;

▪
We completed the construction of a wide aluminum sheet coating facility in Ashville, Ohio and began production in the first quarter of 2013. We expect that the facility will reduce our cost structure as well as increase our product capabilities in commercial trailer and building and construction;

▪
We have completed numerous furnace scrap processing equipment upgrades targeted to improve our efficiency and metal recovery as well as enable us to capture margin by processing a wider range of scrap types. Also, our Tianjin extrusions capacity expansion project has been completed and is in production; and

▪
Finally, in an effort to drive additional productivity and efficiency in our organization, selected personnel reductions were implemented during the fourth quarter of 2012. As a result, we incurred a restructuring charge of $7.6 million, with an approximate one-year pay back.

For 2013, we expect that segment income and Adjusted EBITDA will be higher than 2012, benefiting from the above mentioned economic trends and the continued strength in our higher value-added aerospace and automotive global market segments, as well as solid fundamentals in the North American building and construction industry as compared to 2012. However, first quarter 2013 results are expected to be flat or slightly lower than the prior year period due to unfavorable scrap and metal spreads. We also expect that our capital expenditure projects will positively impact 2013 results. The impact of the European debt crisis will continue to limit the growth in demand for our regionally-based plate and sheet products and in our recycling businesses as volume improvements will be somewhat muted by negative pricing trends.
Results of Operations
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 and the Year Ended December 31, 2011 Compared to the Seven Months Ended December 31, 2010 and the Five Months Ended May 31, 2010.
Review of Consolidated Results

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues for the year ended December 31, 2012 were approximately $4.4 billion compared to approximately $4.8 billion for the year ended December 31, 2011. The 9% decrease in revenues was primarily driven by lower aluminum prices, which reduced revenues by approximately 7% and a stronger U.S. dollar, which reduced revenues by approximately 4%. These decreases were partially offset by an improved mix of products sold during 2012, which more than offset a reduction in overall volumes. The volume decrease was driven by lower demand from our regional European plate and sheet customers and lower North American distribution demand, partially offset by stronger demand from the North American building and construction industry and our global aerospace and auto body sheet customers, as well as a lower percentage of toll volumes in our recycling and specification alloy operations.
The following table presents the estimated impact of key factors that resulted in the 9% decrease in our consolidated revenues from 2011:

	RPNA	RPEU	Extrusions	RSAA	RSEU	Consolidated
Price:
LME pass-through	(9)%	(5)%	(4)%	—%	—%	(4)%
Commercial price	—	—	1	(11)	(4)	(3)
Volume/Mix	6	(4)	(3)	8	—	2
Currency	—	(5)	(7)	—	(8)	(4)
Total percentage change	(3)%	(14)%	(13)%	(3)%	(12)%	(9)%
Gross profit for the year ended December 31, 2012 was $465.2 million compared to $472.1 million for the year ended December 31, 2011. The impact of tighter scrap and metal spreads resulting from lower aluminum selling prices and higher relative scrap purchase prices reduced gross profit by approximately $57.0 million. The negative impact that the strengthening U.S. dollar had on the translation of our euro-based gross profit was partially offset by improved margins for our U.S. dollar-based aerospace and heat exchanger sales. An $11.1 million increase in depreciation expense due to the significant increase in capital expenditures during 2012 and 2011 further impacted gross profit. Rolling margin improvements and higher conversion prices for our extruded products increased gross profit by approximately $9.0 million. In addition, a stronger mix of products sold to our higher value-added global market segments, led by aerospace, improved gross profits and more than offset the impact of lower overall volumes. Gross profit for the year ended December 31, 2012 was positively impacted by an estimated $22.0 million of favorable metal price lag, excluding realized losses on metal derivative financial instruments. For the year ended December 31, 2011, gross profit was negatively impacted by an estimated $26.4 million of unfavorable metal price lag, excluding realized gains on metal derivative financial instruments. Productivity savings of approximately $36.0 million generated by our AOS initiatives more than offset approximately $28.0 million of inflation in employee and energy costs.
SG&A expenses were $269.0 million for the year ended December 31, 2012 compared to $274.3 million for the year ended December 31, 2011. The $5.3 million decrease primarily related to a reduction in research and development expense, including $11.9 million of contract termination costs recorded during 2011 as a result of terminating our research and development agreement with Tata Steel. These decreases were partially offset by an increase in start-up expenses of approximately $17.9 million associated with the Zhenjiang rolling mill and an increase in personnel costs. During the year ended December 31, 2012, we recorded $9.6 million of restructuring charges, including $7.6 million related to workforce reductions implemented during the fourth quarter of 2012 to reduce general and administrative expenses.
During the years ended December 31, 2012 and 2011, we recorded realized losses (gains) on derivative financial instruments of $13.0 million and $(37.8) million, respectively, and unrealized (gains) losses of $(14.3) million and $37.8 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. Derivative financial instruments are utilized to reduce exposure to fluctuations in commodity prices, including metal and natural gas prices. See “– Critical Measures of Our Financial Performance,” above, and Item 7A–“Quantitative and Qualitative Disclosures About Market Risk,” below, for additional information regarding our use of derivative financial instruments. Other operating income for the year ended December 31, 2011 included a $4.1 million gain on the sale of land in Europe.
Further impacting our year-to-date results was a $6.1 million increase in interest expense, net due to higher debt levels, which increased interest expense by approximately $19.1 million. This increase was partially offset by a $12.7 million increase in capitalized interest associated with in-process capital projects, including the construction of the Zhenjiang rolling mill. Other expense (income), net changed by $7.8 million as 2011 results benefited from $6.6 million of gains associated with proceeds from insurance settlements and the liquidation of Aleris Aluminum Canada S.E.C. / Aleris Aluminum Canada, L.P. (“Canada LP”).
We recorded a provision for income taxes of $25.4 million in 2012, which included income tax expense of $27.5 million from international jurisdictions and an income tax benefit of $2.1 million in the U.S.
Year Ended December 31, 2011 Compared to the Seven Months Ended December 31, 2010 and the Five Months Ended May 31, 2010
Revenues for the year ended December 31, 2011 were approximately $4.8 billion compared to approximately $2.5 billion and $1.6 billion for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The 17% increase in revenues reflects an 8% increase in volume, excluding the impact of the sale of our Brazilian recycling facility, as most of our segments benefited from improved economic conditions as compared to 2010, as well as an 11% increase in average selling prices driven by higher aluminum prices, improved product mix and higher rolling margins.
The following table presents the estimated impact of key factors that resulted in the 17% increase in our consolidated revenues from 2010:

	RPNA	RPEU	Extrusions	RSAA	RSEU	Consolidated
Price:
LME pass-through	9%	5%	11%	—%	—%	5%
Commercial price	1	5	—	12	15	6
Volume/Mix	2	12	1	9	5	6
Currency	—	4	6	—	5	3
Sale of Brazil facility	—	—	—	(13)	—	(3)
Total percentage change	12%	26%	18%	8%	25%	17%
Gross profit for the year ended December 31, 2011 was $472.1 million compared to $222.3 million for the seven months ended December 31, 2010 and $187.2 million for the five months ended May 31, 2010, respectively. The 2011 results benefited from improved volumes and a more favorable mix of products sold, which increased gross profit by approximately $30.0 million, while higher pricing and wider scrap and metal spreads added an additional $61.0 million. Pricing and spreads improved as a result of price increases implemented by many of our businesses and wider scrap spreads and increased scrap utilization by our rolled products operations. Conversely, 2010 gross profits were reduced by $33.0 million in the seven months ended December 31, 2010 as a result of the adjustment of inventories to fair value upon Aleris International’s emergence from bankruptcy. Gross profit for the year ended December 31, 2011 was negatively impacted by an estimated $26.4 million of unfavorable metal price lag, excluding $45.2 million of realized gains on metal derivative financial instruments, while 2010 gross profit was positively impacted by $19.7 million of favorable metal price lag, excluding $6.0 million of realized losses. Negatively impacting 2011 gross profit was an $11.9 million increase in depreciation expense, primarily associated with capital projects placed into service in 2011. Inflation in energy and other input and personnel costs as well as higher spending for outside processing costs were partially offset by productivity savings generated by our AOS initiatives.
SG&A expenses were $274.3 million for the year ended December 31, 2011 as compared to $140.0 million and $84.2 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $50.1 million increase was primarily due to an increase in start-up expenses associated with the Zhenjiang rolling mill, personnel costs, stock-based compensation expense, professional fees, research and development expense as well as a weakening U.S. dollar. In addition, we terminated our research and development agreement with Tata Steel during 2011 and, as a result, recorded $11.9 million of contract termination costs.
During the year ended December 31, 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 we recorded realized (gains) losses of $(37.8) million, $13.6 million and $(10.6) million, respectively, and unrealized losses (gains) of $37.8 million, $(19.8) million and $39.2 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period.
Our 2011 results also reflect a $34.3 million decrease in interest expense compared to 2010, resulting from lower levels of debt outstanding as a result of Aleris International’s reorganization and emergence from bankruptcy, partially offset by the 7 5/8% Senior Notes issuance. Significantly impacting our operating results for the five months ended May 31, 2010 were gains from the reorganization, which totaled $2.2 billion and included the settlement or cancellation of prepetition debts. Other (income) expense, net for the year ended December 31, 2011 improved $31.3 million compared to 2010, primarily due to currency exchange losses recorded in 2010 related to debtor-in-possession financing obligations, a portion of which were denominated in nonfunctional currencies in both the U.S. and Europe.
We recorded a $4.2 million benefit from income taxes in 2011, primarily as a result of the reversal of valuation allowances against certain deferred tax assets in Europe.
The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions, except percentages)
Revenues	$4,412.4	$4,826.4	$2,474.1	$1,643.0
Cost of sales	3,947.2	4,354.3	2,251.8	1,455.8
Gross profit	465.2	472.1	222.3	187.2
Gross profit as a percentage of revenues	10.5%	9.8%	9.0%	11.4%
Selling, general and administrative expenses	269.0	274.3	140.0	84.2
Restructuring and impairment charges (gains)	9.6	4.4	12.1	(0.4)
(Gains) losses on derivative financial instruments	(1.3)	—	(6.2)	28.6
Other operating expense (income), net	1.1	(2.4)	(2.1)	0.4
Operating income	186.8	195.8	78.5	74.4
Interest expense, net	52.4	46.3	7.0	73.6
Reorganization items, net	0.4	(1.3)	7.4	(2,227.3)
Other expense (income), net	1.6	(6.2)	(7.6)	32.7
Income before income taxes	132.4	157.0	71.7	2,195.4
Provision for (benefit from) income taxes	25.4	(4.2)	0.3	(8.7)
Net income	107.0	161.2	71.4	2,204.1
Net loss attributable to noncontrolling interest	(0.5)	(0.4)	—	—
Net income attributable to Aleris Corporation	$107.5	$161.6	$71.4	$2,204.1

Total segment income	$351.6	$395.8	$141.2	$147.8
Depreciation and amortization	(84.8)	(70.3)	(38.4)	(20.2)
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(56.3)	(60.8)	(28.1)	(14.6)
Restructuring and impairment (charges) gains	(9.6)	(4.4)	(12.1)	0.4
Interest expense, net	(52.4)	(46.3)	(7.0)	(73.6)
Unallocated gains (losses) on derivative financial instruments	13.9	(37.9)	18.8	(38.9)
Reorganization items, net	(0.4)	1.3	(7.4)	2,227.3
Unallocated currency exchange gains (losses)	0.2	(1.2)	3.0	(32.0)
Start-up expenses	(28.1)	(10.2)	(2.0)	—
Other expense, net (including research and development contract termination costs)	(1.7)	(9.0)	3.7	(0.8)
Income before income taxes	$132.4	$157.0	$71.7	$2,195.4
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(dollars in millions, metric tons in thousands)
Revenues:
Rolled Products North America	$1,299.7	$1,346.4	$699.4	$507.2
Rolled Products Europe	1,324.9	1,541.6	763.7	464.4
Extrusions	357.4	410.3	214.6	132.5
Recycling and Specification Alloys North America	947.6	983.8	540.5	373.7
Recycling and Specification Alloys Europe	601.9	685.1	332.9	214.5
Intersegment revenues	(119.1)	(140.8)	(77.0)	(49.3)
Consolidated revenues	$4,412.4	$4,826.4	$2,474.1	$1,643.0

Metric tons invoiced:
Rolled Products North America	394.6	370.5	213.7	156.9
Rolled Products Europe	298.9	314.4	184.0	120.0
Extrusions	68.2	75.7	41.8	30.2
Recycling and Specification Alloys North America	868.2	894.7	567.6	342.7
Recycling and Specification Alloys Europe	385.0	387.2	221.3	151.0
Intersegment shipments	(41.3)	(36.9)	(29.2)	(21.0)
Total metric tons invoiced	1,973.6	2,005.6	1,199.2	779.8
Rolled Products North America Revenues
RPNA revenues for the years ended December 31, 2012 and 2011 were approximately $1.3 billion. The $46.7 million decrease was primarily due to lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Lower aluminum prices reduced revenues by approximately $124.0 million. This decrease was partially offset by the following:

▪
a 7% increase in shipment levels, which increased revenues by approximately $70.0 million. The increase in volume was driven by higher demand from the building and construction industry, resulting in a 15% increase in volume, the transportation industry, resulting in an 8% increase in volume, and other general industrial applications due to general economic improvements in the U.S., partially offset by a 5% decrease in shipments to distributors; and

▪	higher rolling margins, resulting from price increases implemented during 2011, which increased revenues by approximately $7.0 million.
RPNA revenues for the year ended December 31, 2011 were $1.3 billion compared to $699.4 million and $507.2 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $139.8 million increase was primarily attributable to:

▪
higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $111.0 million of the increase in revenues;

▪	higher rolling margins resulting from price increases implemented during the second half of 2010, which increased revenues by approximately $14.0 million; and

▪
volumes were flat in the aggregate as increased shipments in our commercial and transportation segment were offset by reductions in distribution and building and construction. Also, a higher mix of painted products positively impacted revenues.

Rolled Products Europe Revenues
Revenues from our Rolled Products Europe segment for the year ended December 31, 2012 were approximately $1.3 billion compared to $1.5 billion for the year ended December 31, 2011. The $216.7 million decrease was primarily due to the following:

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. The decrease in aluminum prices accounted for approximately $74.0 million of the reduction in revenues;

▪
excluding volumes associated with the Voerde cast house assets acquired in the third quarter of 2012, volumes decreased 9%, which reduced revenues by approximately $71.0 million. A 19% reduction in European plate and sheet volumes due to the economic slowdown caused by the European economic crisis and a similar reduction in heat exchanger volumes were partially offset by a higher value-added mix associated with a 13% increase in aerospace volumes and a 5% increase in automotive demand for auto body sheet; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $86.0 million.
Revenues from our Rolled Products Europe segment for the year ended December 31, 2011 were approximately $1.5 billion compared to $763.7 million and $464.4 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $313.5 million increase was primarily due to the following:

▪
a 3% increase in shipment levels and a favorable mix of products sold, which increased revenues by approximately $152.0 million. The increase in shipments was a result of higher demand for our aerospace, automotive and brazing sheet products;

▪	an increase in rolling margins resulting from a series of price increases, which increased revenues by approximately $51.0 million;

▪
higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $58.0 million of the increase in revenues; and

▪	a weaker U.S. dollar, which increased revenues by approximately $57.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the year ended December 31, 2012 were $357.4 million compared to $410.3 million for the year ended December 31, 2011. The $52.9 million decrease was primarily due to the following:

▪	a stronger U.S. dollar, which decreased revenues by approximately $32.0 million;

▪
a 10% decrease in shipment levels, which reduced revenues by approximately $11.0 million. This decrease resulted from initiatives to optimize our customer base by focusing on higher value business, as well as weakness in the European regional economy caused by the European economic crisis; and

▪	lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices and accounted for approximately $15.0 million of the reduction in revenues.
These decreases were partially offset by improved margins resulting from price increases, which increased revenues by approximately $4.0 million.
Revenues from our Extrusions segment for the year ended December 31, 2011 were $410.3 million compared to $214.6 million and $132.5 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $63.2 million increase was primarily due to the following:

▪
higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Price increases accounted for approximately $40.0 million of the increase in revenues; and

▪	a weaker U.S. dollar, which increased revenues by approximately $19.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the year ended December 31, 2012 were $947.6 million compared to $983.8 million for the year ended December 31, 2011. The $36.2 million decrease was due to lower aluminum and specification alloy prices, which decreased revenues by approximately $112.0 million. This decrease was partially offset by a change in volume and mix, the combination of which increased revenues by approximately $77.0 million. The improved mix, due to a lower percentage of toll sales, more than offset a 3% reduction in invoiced metric tons. The volume reduction was due to lower demand from customers in the container and packaging industry, which was partially offset by improved demand from the automotive industry.
RSAA revenues for the year ended December 31, 2011 were $983.8 million compared to $540.5 million and $373.7 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $69.6 million increase was primarily due to the following:

▪
a 13% increase in North America invoiced metric tons, which increased revenues by approximately $81.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry; and

▪	higher selling prices for our products resulting from higher aluminum prices, which increased revenues by approximately $111.0 million.
These increases were partially offset by the sale of our Brazilian recycling facility which reduced revenues by $122.0 million.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the year ended December 31, 2012 were $601.9 million compared to $685.1 million for the year ended December 31, 2011. The $83.2 million decrease was primarily due to the following:

▪	a stronger U.S. dollar, which decreased revenues by approximately $55.0 million;

▪
a decrease in the selling prices of our products resulting from an increase in imports of specification alloys from southern Europe and lower aluminum prices, which reduced revenues by approximately $25.0 million; and

▪	a 1% decrease in shipment levels, which reduced revenues by approximately $3.0 million.
RSEU revenues for the year ended December 31, 2011 were $685.1 million compared to $332.9 million and $214.5 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $137.7 million increase was primarily due to the following:

▪	higher selling prices resulting from a series of price increases and higher aluminum prices, which increased revenues by approximately $81.0 million;

▪
a 4% increase in shipment levels and a favorable mix of products sold, which increased revenues by approximately $26.0 million. The increase in shipments was a result of higher demand from the automotive and most other industries served by this segment; and

▪	a weaker U.S. dollar, which increased revenues by approximately $30.0 million.
Segment Income and Gross Profit

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions)
Segment income:
Rolled Products North America	$117.6	$111.1	$44.9	$49.4
Rolled Products Europe	144.6	157.6	40.4	55.1
Extrusions	16.4	10.9	5.3	2.7
Recycling and Specification Alloys North America	53.6	80.9	33.8	29.7
Recycling and Specification Alloys Europe	19.4	35.3	16.8	10.9
Total segment income	351.6	395.8	141.2	147.8
Items excluded from segment income and included in gross profit:
Depreciation	(75.1)	(64.0)	(33.8)	(18.3)
Other	—	2.2	(0.2)	(0.1)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	174.9	185.1	105.3	67.6
Realized losses (gains) on derivative financial instruments	12.6	(37.9)	12.6	(10.4)
Other expense (income), net	1.2	(9.1)	(2.8)	0.6
Gross profit	$465.2	$472.1	$222.3	$187.2
Rolled Products North America Segment Income

RPNA segment income for the year ended December 31, 2012 was $117.6 million compared to $111.1 million for the year ended December 31, 2011. The $6.5 million increase was primarily due to the following:

▪	a series of successful pricing initiatives implemented in 2011, which favorably impacted rolling margins, and increased segment income by approximately $7.0 million;

▪
higher volumes, which increased segment income by approximately $10.0 million. The impact of the 7% volume increase was tempered by a lower value mix of products sold as well as production inefficiencies and higher operating costs; and

▪
productivity savings primarily related to improved melt loss recoveries and lower processing costs totaled approximately $12.0 million, which more than offset approximately $6.0 million of higher costs associated with inflation in freight, paint and employee costs.

These increases were partially offset by tighter scrap spreads and increased use of primary aluminum, which reduced segment income by approximately $12.0 million.
RPNA segment income for the year ended December 31, 2011 was $111.1 million compared to $44.9 million and $49.4 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $16.8 million increase was primarily due to the following:

▪
contribution margins benefited from improved rolling margins resulting from a series of successful pricing initiatives, which increased segment income by approximately $14.0 million. In addition, higher scrap utilization and increased benefits from scrap spreads increased segment income by approximately $18.0 million; and

▪
more favorable metal price lag in 2011 compared to the prior year, which increased contribution margins and segment income by an estimated $2.7 million. Metal price lag increased 2011 segment income by approximately $6.2 million compared to $3.5 million in 2010.

These increases were partially offset by:

▪
higher costs associated with outside processing necessary to produce the current mix of products, less than optimal rates of production at our Richmond, Virginia rolling mill, higher paint and freight costs and wage inflation; and

▪
the exclusion of $3.7 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Emergence Date fair value of derivative financial instruments that settled during the seven months ended December 31, 2010.

Rolled Products Europe Segment Income
RPEU segment income for the year ended December 31, 2012 was $144.6 million compared to $157.6 million for the year ended December 31, 2011. The $13.0 million decrease was primarily due to the following:

▪
a 9% decrease in volumes, excluding volumes associated with the Voerde cast house assets, which reduced segment income by approximately $7.0 million. The reduction in segment income associated with a 23% decline in regional European plate and sheet demand and a 19% decline in heat exchanger demand was significantly offset by a higher value-added mix, including a 13% increase in aerospace volumes and a 5% increase in automotive demand for auto body sheet;

▪
productivity savings of approximately $3.0 million only partially offset higher costs associated with inflation in employee and freight costs, which decreased segment income by approximately $12.0 million;

▪
an unfavorable metal price lag variance of $2.8 million in 2012 compared to the prior year period. Metal price lag increased 2011 segment income by approximately $9.9 million while increasing 2012 segment income by an estimated $7.1 million; and

▪	2011 results benefited from a one-time gain of $3.6 million.
These decreases were partially offset by:

▪	a reduction in research and development expense of $8.9 million associated with the 2011 termination of a third party research and development agreement; and

▪
a stronger U.S. dollar, which improved margins as the positive impact of the segment’s U.S. dollar-based aerospace and heat exchanger businesses more than offset the negative impact that the strengthening U.S. dollar had on the translation of the segment’s results.

RPEU segment income for the year ended December 31, 2011 was $157.6 million compared to $40.4 million and $55.1 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $62.1 million increase was primarily due to the following:

▪
higher volumes and a favorable mix of products sold during 2011 compared to the prior year, which increased segment income by approximately $17.0 million. The increase in shipments and improved mix was primarily a result of higher demand from the aerospace and automotive industries;

▪
the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $22.1 million of costs of sales in 2010 associated with the write-up of inventory to fair value in June 2010;

▪	contribution margins increased approximately $34.0 million as higher rolling margins were only partially offset by higher costs for purchased slabs;

▪	productivity related savings, which partially offset inflation in freight, energy and employee costs and higher research and development expense; and

▪	2011 results benefited from a one-time gain of $3.6 million.
These increases were partially offset by the exclusion of $4.1 million of economic losses on derivative financial instruments from segment income in 2010 and the exclusion of $3.8 million of economic gains in 2011. These economic losses represent the Emergence Date fair value of derivative financial instruments that settled during the period.
Extrusions Segment Income
Extrusions segment income for the year ended December 31, 2012 was $16.4 million compared to $10.9 million for the year ended December 31, 2011. The $5.5 million increase was primarily due to the following:

▪	improved commercial margins resulting from initiatives to optimize the customer base by focusing on higher value business, which increased segment income by approximately $6.0 million; and

▪	productivity-related savings, which offset inflation in employee and energy costs.
Extrusions segment income for the year ended December 31, 2011 was $10.9 million compared to $5.3 million and $2.7 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $2.9 million increase was primarily due to the following:

▪	productivity related savings, which offset inflation in freight, energy and employee costs;

▪
the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $3.6 million of costs of sales in 2010 associated with the write-up of inventory to fair value in June 2010; and

▪
favorable metal price lag in 2011 compared to the prior year, which increased contribution margins and segment income by an estimated $3.0 million. Metal price lag decreased 2010 segment income by approximately $0.3 million while increasing the 2011 segment income by an estimated $2.7 million.

These increases were partially offset by changes in product mix, which resulted in higher conversion and material costs. This change in mix decreased segment income by approximately $4.0 million.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the year ended December 31, 2012 was $53.6 million compared to $80.9 million for the year ended December 31, 2011. The $27.3 million decrease was primarily due to the following:

▪
tighter metal spreads as a result of lower aluminum selling prices and higher relative scrap prices, which decreased segment income by approximately $38.0 million. The higher relative scrap prices resulted from reduced global supply coupled with increased global demand; and

▪	segment income for the prior year period also benefited from $4.2 million of gains associated with the recovery of previously written-off accounts receivable and insurance proceeds.
These decreases were partially offset by productivity gains of approximately $15.0 million associated with furnace and scrap optimization initiatives and lower natural gas prices, which more than offset approximately $3.0 million of inflation in employee costs as well as hardeners and other additives required to produce alloys.

RSAA segment income for the year ended December 31, 2011 was $80.9 million compared to $33.8 million and $29.7 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $17.4 million increase was primarily due to the following:

▪	higher North American volumes to U.S. automotive producers, which increased segment income by approximately $9.0 million;

▪
higher LME prices, which increased the selling prices of certain recycled products, partially offset by tighter metal spreads, resulted in a net increase in contribution margins of approximately $5.0 million;

▪	productivity gains, which substantially offset increased costs as a result of inflation; and

▪
the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $2.2 million of costs of sales associated with the write-up of inventory to fair value in June 2010 upon emergence.

Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the year ended December 31, 2012 was $19.4 million compared to $35.3 million for the year ended December 31, 2011. The $15.9 million decrease was primarily due to the following:

▪	tighter metal spreads resulting from unfavorable pricing due to an increase in specification alloys competition from southern Europe, which reduced segment income by approximately $8.0 million;

▪	a 1% decrease in volumes, which reduced segment income by approximately $1.0 million;

▪	a stronger U.S. dollar, which decreased segment income by approximately $3.0 million; and

▪	productivity gains, which offset inflation in energy and employee costs.
RSEU segment income for the year ended December 31, 2011 was $35.3 million compared to $16.8 million and $10.9 million for the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. The $7.6 million increase was primarily due to the following:

▪	contribution margins benefited from a series of price increases, which increased segment income by approximately $3.0 million;

▪	productivity related savings, which partially offset inflation in freight, energy and employee costs; and

▪
segment income for the seven months ended December 31, 2010 includes the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $3.7 million of costs of sales in 2010 associated with the write-up of inventory to fair value in June 2010.

Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $5.3 million in the year ended December 31, 2012 as compared to 2011. This decrease was primarily due to the following:

▪
segment SG&A expense decreased $10.2 million for the year ended December 31, 2012 as compared to the prior year period primarily due to a reduction in research and development expense, partially offset by gains on the recovery of previously written-off trade accounts receivable in the prior year; and

▪
corporate SG&A expense increased $4.9 million primarily due to a $17.9 million increase in start-up expenses associated with the Zhenjiang rolling mill. This increase was partially offset by $11.9 million of contract termination costs incurred in 2011 as a result of terminating our research and development agreement with Tata Steel.

Consolidated SG&A expenses increased $50.1 million in the year ended December 31, 2011 as compared to 2010. This increase was primarily due to the following:

▪
corporate SG&A expense increased $37.9 million primarily due to an $11.9 million charge related to the termination of our research and development agreement with Tata Steel, an $8.2 million increase in start-up expenses associated with Aleris Zhenjiang, a $12.7 million increase in personnel costs as staffing levels increased after emergence from bankruptcy, a $3.9 million increase in stock-based compensation expense, a $2.5 million increase in professional and consulting fees and a weaker U.S. dollar; and

▪	segment SG&A expense increased $12.2 million in 2011 as compared to 2010 primarily due to a $3.5 million increase in personnel costs and an increase in sales commissions.

Restructuring and Impairment Charges
2012 Charges
During the year ended December 31, 2012, we recorded $9.6 million of restructuring charges, including $7.6 million related to selected personnel reductions implemented during the fourth quarter of 2012. These personnel reductions occurred in each of our operating segments as well as our corporate headquarters. Cash payments of approximately $7.2 million and $0.4 million are expected to occur as a result of this restructuring initiative during the years ending December 31, 2013 and 2014, respectively. No further charges are anticipated related to these reductions.
2011 Charges
During the year ended December 31, 2011, we recorded $4.4 million of restructuring charges for employee severance and benefit costs, including $3.1 million related to the Company’s reduction in force initiatives implemented at our Bonn, Germany extrusions facility. During the years ended December 31, 2012 and 2011, we made cash payments of approximately $1.2 million and $0.9 million, respectively and no further charges are anticipated related to this restructuring initiative.
2010 Charges
During the seven months ended December 31, 2010, we recorded $12.1 million of restructuring charges, including $9.4 million related to the Company’s reduction in force initiatives at our Duffel, Belgium rolled products and extrusions facilities. During 2010, certain previously terminated individuals associated with the Duffel restructuring initiative filed unfair dismissal employment suits in a Belgian labor court requesting additional severance payments. In connection with these pending suits, we evaluated the individual facts and circumstances and concluded that it is probable that the Company will be required to pay additional severance amounts to some of the former employees. The Duffel restructuring initiative was initiated in the fourth quarter of 2008 in response to declining demand. In 2008, we identified approximately 40 non-production employees to be severed and recorded $7.6 million of severance costs pursuant to an ongoing benefit arrangement in accordance with ASC 712. During 2009, we expanded and finalized the Duffel restructuring initiative and eliminated approximately 360 additional positions and recorded $19.8 million of additional severance cost. As of December 31, 2012, no further charges are anticipated related to this restructuring initiative.
(Gains) Losses on Derivative Financial Instruments
During the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, we recorded the following realized and unrealized (gains) and losses on derivative financial instruments:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions)
Realized losses (gains)
Metal	$5.0	$(41.9)	$11.5	$(11.8)
Natural gas	6.4	3.8	2.1	1.2
Currency	1.6	0.3	—	—
Unrealized (gains) losses
Metal	(9.5)	31.9	(19.2)	38.5
Natural gas	(3.5)	4.5	(0.6)	0.7
Currency	(1.3)	1.4	—	—
Total (gains) losses	$(1.3)	$—	$(6.2)	$28.6
Generally, our realized losses (gains) represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. Realized losses (gains) are included within segment income while unrealized (gains) losses are excluded.
As Aleris International’s emergence from bankruptcy established a new entity for financial reporting purposes, the emergence date fair value of all derivative financial instruments will not be reported as realized losses (gains) upon settlement. This is due to the fact that the Successor acquired these derivative financial instruments at their fair value as of the emergence date. As such, the realized losses (gains) reported in the Successor periods will represent only the changes in fair value of those derivative financial instruments since the emergence date. Similarly, no reversal of the unrealized losses (gains) recorded by the Predecessor, which are equal to the emergence date fair value of those instruments, will be recorded upon settlement. While this will not change the total “(Gains) losses on derivative financial instruments” reported in the Consolidated Statements of Operations, it does impact the amount of realized and unrealized gains and losses recorded and, as a result, segment income. During the years ended December 31, 2012 and 2011, $0.9 million of economic losses and $3.4 million of economic gains, respectively, representing the emergence date fair value of derivative financial instruments that settled during each period, were excluded from realized (gains) losses and segment income. Such economic gains and losses will continue to be excluded from segment income until all derivative financial instruments entered into prior to the emergence date are settled. Realized (gains) losses on derivative financial instruments entered into subsequent to the emergence date will not be affected.
As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. In 2012, we estimate that metal price lag favorably impacted gross profit by approximately $22.0 million while we experienced metal hedge losses of $6.0 million, including $0.9 million of economic losses not recorded within realized losses as discussed above. In 2011, we estimate that metal price lag reduced gross profit by approximately $26.4 million while we experienced aluminum hedge gains of $45.2 million, including $3.4 million of economic gains not recorded within realized gains as discussed above. The resulting $16.0 million and $18.9 million of net metal price lag improved our operating results in 2012 and 2011, respectively. Metal price lag unfavorably impacted operating results for the seven months ended December 31, 2010 by approximately $21.0 million and favorably impacted operating results for the five months ended May 31, 2010 by approximately $34.6 million.

Interest Expense, net
Interest expense, net, for the year ended December 31, 2012 increased $6.1 million when compared to 2011 due to higher debt levels as a result of the issuance of the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes” and, together with the 7 7/8% Senior Notes, the “Senior Notes”) on February 9, 2011, the issuance of the 7 7/8% Senior Notes on October 23, 2012 and the increase in borrowings under the non-recourse multi-currency secured revolving and term loan facilities (collectively, the “China Loan Facility”), which increased interest expense by approximately $19.1 million. This increase was partially offset by a $12.7 million increase in capitalized interest associated with in-process capital projects, including the construction of the Zhenjiang rolling mill.
Interest expense, net, for the year ended December 31, 2011 decreased $34.3 million when compared to 2010. The decrease in interest expense resulted from lower levels of debt outstanding as a result of Aleris International’s reorganization and emergence from bankruptcy, partially offset by the 7 5/8% Senior Notes issued in the first quarter of 2011.
Provision for (Benefit from) Income Taxes
The provision for income taxes was $25.4 million for the year ended December 31, 2012, compared to a benefit from income taxes of $4.2 million for the year ended December 31, 2011, an income tax expense of $0.3 million for the seven months ended December 31, 2010 and an income tax benefit of $8.7 million for the five months ended May 31, 2010. The income tax expense for the year ended December 31, 2012 consisted of an income tax expense of $27.5 million from international jurisdictions and an income tax benefit of $2.1 million in the U.S. The income tax benefit for the year ended December 31, 2011 consisted of an income tax benefit of $8.1 million from international jurisdictions and an income tax expense of $3.9 million in the U.S. The income tax expense for the seven months ended December 31, 2010 consisted of an income tax benefit of $4.5 million from international jurisdictions and an income tax expense of $4.8 million in the U.S. The income tax benefit for the five months ended May 31, 2010 consisted of an income tax expense of $4.1 million from international jurisdictions and an income tax benefit of $12.8 million in the U.S. Management determined that a valuation allowance against the net deferred tax assets of certain legal entities in their respective jurisdictions was needed at the end of 2012 based on the fact that the available evidence did not support the realization of those net deferred tax assets under the more-likely-than-not standard.
At December 31, 2012, 2011 and 2010, we had valuation allowances of $502.8 million, $364.6 million and $399.4 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2012, 2011 and 2010 valuation allowances, $384.6 million, $244.3 million and $267.1 million relate primarily to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions, $105.5 million, $109.1 million and $120.9 million relate primarily to the U.S. federal effects of amortization, pension and postretirement benefits and $12.7 million, $11.2 million and $11.4 million relate primarily to the state effects of amortization, pension and postretirement benefits, respectively. The net increase in the valuation allowance in 2012 is primarily attributable to an increase in the tax net operating loss in a non-U.S. tax jurisdiction. The net reduction in the valuation allowance in 2011 is primarily attributable to the decrease in the underlying net deferred tax assets in the U.S. resulting from bonus depreciation and the recognition of the net deferred tax assets in Germany. A benefit of $23.0 million was recognized in Germany during the year ended December 31, 2011 for the reversal of the valuation allowance resulting from a change in judgment. The change in judgment was driven by new long-term contracts and reductions of interest expense that more likely than not will generate sufficient taxable income to recognize those deferred tax assets. The net reduction in the valuation allowance in 2010 is primarily attributable to the decrease in the underlying deferred tax assets resulting from the Plan of Reorganization and fresh-start accounting adjustments. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until sufficient positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in uncertain tax positions:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions)
Balance at beginning of period	$17.6	$12.5	$10.7	$13.3
Additions based on tax positions related to the current year	2.1	—	0.7	0.7
Additions for tax positions of prior years	0.4	8.9	1.1	—
Reductions for tax positions of prior years	(0.5)	(2.7)	—	(3.3)
Settlements	(1.1)	(1.1)	—	—
Balance at end of period	$18.5	$17.6	$12.5	$10.7
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within the “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations. As of December 31, 2012, 2011 and 2010, we had approximately $3.5 million, $1.9 million and $0.8 million of accrued interest related to uncertain tax positions, respectively.
The 2005 through 2011 tax years remain open to examination. During the fourth quarter of 2012, the IRS notified us that it would begin an examination of our tax returns for tax years ended December 31, 2011 and 2010. We have continuing responsibility for the open tax years for the Predecessor’s non-filing foreign subsidiaries. A non-U.S. taxing jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within three months of the reporting date. We anticipate that the settlement of adjustments to various intercompany charges and depreciation lives, which are used in the preparation of the tax returns under audit, will result in a decrease in the reserve of $17.1 million.
Liquidity and Capital Resources
Summary
We ended 2012 with $592.9 million of cash and cash equivalents, compared with $231.4 million at the end of 2011. Liquidity at December 31, 2012 was $1.0 billion, which consisted of $411.0 million of availability under the ABL Facility plus $592.9 million of cash. Our short-term debt outstanding was $9.0 million at the end of 2012, which is an increase from $6.9 million at the end of 2011. The increase in cash and cash equivalents in 2012 was primarily due to our operating results, the issuance of our 7 7/8% Senior Notes in the fourth quarter of 2012 and borrowings from the China Loan Facility, partially offset by $390.2 million of capital expenditures.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the ABL facility and the Senior Notes, including borrowing base limitations under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A– “Risk Factors.” Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
At December 31, 2012, approximately $120.4 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. We currently have no plans to repatriate these foreign earnings which are permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary, however, we currently have the ability to remit all of the cash held by non-U.S. subsidiaries without incurring a U.S. tax liability.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.

Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010.

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions)
Net cash provided (used) by:
Operating activities	$152.5	$266.9	$119.1	$(174.0)
Investing activities	(411.1)	(197.3)	(26.2)	(15.7)
Financing activities	617.2	53.7	(83.6)	187.5
Cash Flows From Operating Activities
Cash flows provided by operating activities were $152.5 million for the year ended December 31, 2012, which resulted from $207.5 million of cash from earnings partially offset by a $55.0 million increase in net operating assets. The significant components of the change in net operating assets included increases of $88.4 million, $42.3 million and $33.1 million in inventories, accounts payable and other assets, respectively. Our days sales outstanding (“DSO”) at December 31, 2012 remained consistent with the DSO at December 31, 2011. Inventory levels increased during 2012 as LME aluminum prices as of December 31, 2012 increased 4% when compared to December 31, 2011. Days inventory outstanding (“DIO”) increased from 49 days at December 31, 2011 to 51 days at December 31, 2012. The increase in payables resulted from increased inventory levels and the additional days of payables outstanding. Our days payables outstanding (“DPO”) increased from 27 days at December 31, 2011 to 30 days at December 31, 2012. In addition to the higher working capital balances, $25.5 million of operating cash was used to pay value added taxes associated with the construction of the Zhenjiang rolling mill. These tax amounts will be recovered in future periods as a reduction to the amount of value added tax required to be remitted upon the sale of product.
Cash flows provided by operating activities were $266.9 million for the year ended December 31, 2011, which resulted from $251.7 million of cash from earnings and a $22.6 million decrease in net operating assets partially offset by $7.4 million of payments for reorganization and restructuring items. The significant components of the change in net operating assets include an increase of $13.0 million in accounts receivable, a decrease of $15.7 million in inventories and an increase of $28.4 million in accounts payable and accrued liabilities. Our DSO at December 31, 2011 remained consistent with 2010 at 39 days. Our DIO increased to 49 days from 45 days as certain segments experienced less than forecasted sales during 2011 for our levels of inventory. Our DPO increased from 23 days at the end of 2010 to 27 days at December 31, 2011 as more favorable terms from certain suppliers were negotiated during the year. The increase in accrued liabilities reflects higher accruals for interest expense, income taxes and employee costs.
Cash flows provided by operating activities were $119.1 million for the seven months ended December 31, 2010, which resulted from $96.7 million of cash generated from earnings and a $59.4 million decrease in net operating assets, partially offset by $37.0 million of payments for reorganization and restructuring items. The largest contributor to the operating asset decrease was accounts receivable of $81.3 million. The decrease in accounts receivable was driven primarily by a seasonal reduction in year end volumes, and working capital efficiency as our average DSO improved from approximately 40 days in May 2010 to 39 days in December 2010.
Cash flows used by operating activities were $174.0 million for the five months ended May 31, 2010, which resulted from a $234.6 million increase in net operating assets and $36.7 million of payments for reorganization and restructuring items partially offset by $97.3 million of cash from earnings. The significant components of the change in net operating assets include increases of $181.5 million, $138.7 million and $100.8 million in accounts receivable, inventories, and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across all segments and the impact of higher aluminum prices. Revenues for the three months ended May 31, 2010 were $205.5 million higher than for the three months ended December 31, 2009. These volume and revenue increases contributed to a higher level of accounts receivable. Higher demand in June 2010 and the third quarter of 2010 as compared to the first quarter of 2010 resulted in increases in both inventories and accounts payable.
Cash Flows from Investing Activities
Cash flows used by investing activities were $411.1 million for the year ended December 31, 2012 and included $390.2 million of capital expenditures, including $173.8 million on the Zhenjiang rolling mill and other strategic spending, including the wide auto body sheet expansion project in Duffel, Belgium, the coatings project in Ashville, Ohio and furnace upgrades and scrap optimization initiatives in the North American recycling business. Cash used by investing activities for the year ended December 31, 2012 also includes $21.5 million to acquire certain aluminum casting assets from Voerde Aluminium GmbH. We expect consolidated capital expenditures to be $270 million in 2013.
Cash flows used by investing activities were $197.3 million for the year ended December 31, 2011 and included $204.6 million of capital expenditures, partially offset by $7.7 million of proceeds from the sale of property, plant and equipment. The increase in capital expenditures in 2011 was primarily due to $79.5 million of strategic spending related to Aleris Zhenjiang as well as spending to increase our capacity in auto body sheet production and scrap processing capabilities.
Cash flows used by investing activities were $26.2 million for the seven months ended December 31, 2010 and included $46.5 million of capital expenditures, partially offset by $19.9 million of proceeds from the sale of businesses. Cash used in investing activities was $15.7 million for the five months ended May 31, 2010, which consisted of $16.0 million of capital spending.
Cash Flows From Financing Activities
Cash flows from financing activities for the year ended December 31, 2012 included $491.3 million of net proceeds from the issuance of the 7 7/8% Senior Notes and $130.9 million of proceeds from the China Loan Facility.
Cash flows from financing activities for the year ended December 31, 2011 included $490.0 million of net proceeds from the issuance of the 7 5/8% Senior Notes and $56.7 million of net proceeds from the China Loan Facility, partially offset by dividend payments totaling $500.0 million to our stockholders.
Cash used by our financing activities was $83.6 million for the seven months ended December 31, 2010, which included $81.8 million of net payments on the ABL Facility. Cash provided by our financing activities was $187.5 million for the five months ended May 31, 2010. Cash flows for the five months ended May 31, 2010 included the impact of Aleris International’s reorganization, including the repayment of outstanding amounts under the debtor-in-possession financing arrangements, partially offset by $541.1 million of net proceeds raised in the rights offering, an $80.0 million initial draw on the ABL Facility, $43.8 million from the issuance of the senior subordinated exchangeable notes, net of expenses paid to the lenders, and $5.0 million from the issuance of preferred stock.
Description of Indebtedness
ABL Facility
In connection with Aleris International’s emergence from bankruptcy, Aleris International entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011, Aleris International amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). Aleris International and certain of its U.S. and international subsidiaries are borrowers under the ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of the borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivable and inventory values included in the borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2012, we estimate that the borrowing base would have supported borrowings of $454.0 million. After giving effect to the outstanding letters of credit of $43.0 million, Aleris International had $411.0 million available for borrowing as of December 31, 2012.
Borrowings under the ABL Facility bear interest at a rate equal to the following, plus an applicable margin ranging from 0.75% to 2.50%:

▪
in the case of borrowings in U.S. dollars, a LIBOR rate or a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) a eurodollar rate determined by Bank of America plus 1.0%;

▪	in the case of borrowings in euros, a euro LIBOR rate determined by Bank of America; and

▪	in the case of borrowings in Canadian dollars, a Canadian prime rate.

As of December 31, 2012, Aleris International had no amounts outstanding under the ABL Facility.
In addition to paying interest on any outstanding principal under the ABL Facility, Aleris International is required to pay a commitment fee in respect of unutilized commitments of 0.50% if the average utilization is less than 33% for any applicable period, 0.375% if the average utilization is between 33% and 67% for any applicable period, and 0.25% if the average utilization is greater than 67% for any applicable period. Aleris International must also pay customary letters of credit fees and agency fees.
The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.
In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, Aleris International is required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than the greater of (x) $50.0 million and (y) 15.0% of the lesser of the total commitments or the borrowing base under the ABL Facility or an event of default is continuing, Aleris International is required to repay outstanding loans with the cash it is required to deposit in collection accounts maintained with the agent under the ABL Facility.
Aleris International may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days prior written notice without premium or penalty other than customary “breakage” costs with respect to eurodollar, euro LIBOR and EURIBOR loans.
There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on June 29, 2016 unless extended pursuant to the credit agreement.
The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the borrower located in Canada and substantially all of the current assets (other than inventory located outside of the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd., and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
The credit agreement governing the ABL Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things.
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2012.
7 5/8% Senior Notes due 2018
On February 9, 2011, Aleris International issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture (the “7 5/8% Indenture”) with U.S. Bank National Association, as trustee, and on October 14, 2011, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 for its new $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “7 5/8% Senior Notes”). The 7 5/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the ABL Facility. The 7 5/8% Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Interest on the 7 5/8% Senior

Notes is payable in cash semi-annually in arrears on February 15th and August 15th of each year. The 7 5/8% Senior Notes mature on February 15, 2018. Aleris International used a portion of the net proceeds from the sale of the 7 5/8% Senior Notes to pay us cash dividends of approximately $500.0 million during the year ended December 31, 2011, which we then paid as dividends, pro rata, to our stockholders.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes under an indenture (the “7 7/8% Indenture”) with U.S. Bank National Association, as trustee. The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the ABL Facility. The 7 7/8% Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Interest on the 7 7/8% Senior Notes will be payable in cash semi-annually in arrears on May 1st and November 1st of each year, commencing May 1, 2013. The 7 7/8% Senior Notes mature on November 1, 2020.
On January 31, 2013, Aleris International exchanged the 7 7/8% Senior Notes for $500.0 million aggregate original principal amount of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended. The notes issued in the exchange offer are substantially identical to the 7 7/8% Senior Notes, except that the new notes have been registered under the federal securities laws, are not subject to transfer restrictions, are not entitled to certain registration rights and will not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.
Exchangeable Notes
In connection with Aleris International’s emergence from bankruptcy, it issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for our common stock at a rate equivalent to 47.20 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011), subject to further adjustment. The Exchangeable Notes may be redeemed at Aleris International’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Aleris Zhenjiang entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $157.7 million) term loan facility (collectively referred to as the “Term Loan Facilities”) and an RMB 232.8 million (or equivalent to approximately $36.9 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Revolving Facility” or “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2012, $188.1 million was drawn under the term loan facilities. Draws on the Revolving Facility begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, Aleris Zhenjiang is restricted from, subject to certain exceptions, repaying loans or distributing dividends to stockholders, disposing of assets, providing third party guarantees, or entering into additional financing to expand the capacity of the project, among other things.
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2012. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.

Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. However, our management believes that certain non-U.S. GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are examples of non-U.S. GAAP financial measures that we believe provide investors and other users of our financial information with useful information.
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin, as performance metrics and believes these measures provide additional information commonly used by holders of the Senior Notes and parties to the ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indentures governing the Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing the ABL Facility. Management also uses commercial margin, including segment commercial margin, as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, net, unrealized gains and losses on derivative financial instruments, restructuring items, net, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after the Emergence Date and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a per segment basis.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA, Adjusted EBITDA and segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation operating income and loss, or any other performance measure derived in accordance with U.S. GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with U.S. GAAP. These limitations include:

▪	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

▪	They do not reflect changes in, or cash requirements for, working capital needs;

▪	They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under the ABL Facility, the Senior Notes or the Exchangeable Notes;

▪	They do not reflect certain tax payments that may represent a reduction in cash available to us;

▪
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, do not reflect cash requirements for such replacements; and

▪
Other companies, including companies in our industry, may calculate these measures differently and, as the number of differences in the way companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.

In addition, in evaluating Adjusted EBITDA, including segment Adjusted EBITDA, it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA, including segment Adjusted EBITDA, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
For reconciliations of EBITDA and Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with U.S. GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of segment commercial margin to segment revenues, which are the most directly comparable financial measures presented in accordance with U.S. GAAP, for each of the Rolled Products North America, Rolled Products Europe, Extrusions, Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments, see the reconciliations in “– Our Segments.”
For the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, the following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Aleris Corporation, which is the most directly comparable financial measure presented in accordance with U.S. GAAP.

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions)
Net income attributable to Aleris Corporation	$107.5	$161.6	$71.4	$2,204.1
Interest expense, net	52.4	46.3	7.0	73.6
Provision for (benefit from) income taxes	25.4	(4.2)	0.3	(8.7)
Depreciation and amortization	84.8	70.3	38.4	20.2
EBITDA	270.1	274.0	117.1	2,289.2
Reorganization items, net (i)	0.4	(1.3)	7.4	(2,227.3)
Unrealized (gains) losses on derivative financial instruments	(14.3)	37.8	(19.8)	39.2
(Favorable) unfavorable metal price lag (ii)	(16.0)	(18.9)	21.0	(34.6)
Restructuring and impairment charges (gains)(iii)	9.6	4.4	12.1	(0.4)
Impact of recording assets at fair value through fresh-start and purchase accounting (iv)	(0.9)	3.4	24.4	1.6
Currency exchange (gains) losses on debt	(0.8)	0.7	(5.8)	32.0
Stock-based compensation expense	11.4	10.1	4.9	1.3
Start-up expenses	28.1	10.2	2.0	—
Other (v)	6.0	11.2	(1.2)	1.0
Adjusted EBITDA	$293.6	$331.6	$162.1	$102.0

(i) See Note 18, “Reorganization Under Chapter 11 and Fresh-Start Accounting,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

(ii)
Represents the financial impact of the timing difference between when aluminum prices included within our revenues are established and when aluminum purchase prices included in our cost of sales are established. This lag will, generally, increase our earnings and EBITDA in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices; however, our use of derivative financial instruments seeks to reduce this impact. Metal price lag is net of the realized gains and losses from our derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations.

(iii)	See Note 3, “Restructuring and Impairment Charges,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

(iv)
Represents the impact of applying fresh-start and purchase accounting rules under U.S. GAAP which effectively eliminate the profit associated with acquired inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. The amounts represent $33.0 million of adjustments to the recording of inventory for the seven months ended December 31, 2010 and zero for all other periods presented. The amounts in the table also represent the fair value of derivative financial instruments as of the date of the acquisition by TPG Capital (formerly Texas Pacific Group (“TPG”)) of the Predecessor in 2006 or Aleris International’s emergence from bankruptcy in 2010 that settled in each of the periods presented. These amounts are included in Adjusted EBITDA to reflect the total economic gains or losses associated with these derivatives. Absent adjustment, Adjusted EBITDA would reflect the amounts recorded in the financial statements as realized gains and losses, which represent only the change in value of the derivatives from the date of TPG’s acquisition of the Predecessor or Aleris International’s emergence from bankruptcy to settlement.

(v)
Includes the write-down of inventories associated with plant closures and gains and losses on the disposal of assets. For the year ended December 31, 2011, also includes $11.9 million of contract termination costs associated with the cancellation of our research and development agreement with Tata Steel.

For the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, our reconciliation of Adjusted EBITDA to net income attributable to Aleris Corporation and net cash provided (used) by operating activities is presented below.

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
	(in millions)
Adjusted EBITDA	$293.6	$331.6	$162.1	$102.0
Reorganization items, net	(0.4)	1.3	(7.4)	2,227.3
Unrealized gains (losses) on derivative financial instruments	14.3	(37.8)	19.8	(39.2)
Favorable (unfavorable) metal price lag	16.0	18.9	(21.0)	34.6
Restructuring and impairment (charges) gains	(9.6)	(4.4)	(12.1)	0.4
Impact of recording assets at fair value through fresh-start and purchase accounting	0.9	(3.4)	(24.4)	(1.6)
Currency exchange gains (losses) on debt	0.8	(0.7)	5.8	(32.0)
Stock-based compensation expense	(11.4)	(10.1)	(4.9)	(1.3)
Start-up expenses	(28.1)	(10.2)	(2.0)	—
Other	(6.0)	(11.2)	1.2	(1.0)
EBITDA	270.1	274.0	117.1	2,289.2
Interest expense, net	(52.4)	(46.3)	(7.0)	(73.6)
(Provision for) benefit from income taxes	(25.4)	4.2	(0.3)	8.7
Depreciation and amortization	(84.8)	(70.3)	(38.4)	(20.2)
Net income attributable to Aleris Corporation	107.5	161.6	71.4	2,204.1
Net loss attributable to noncontrolling interest	(0.5)	(0.4)	—	—
Net income	107.0	161.2	71.4	2,204.1
Depreciation and amortization	84.8	70.3	38.4	20.2
Provision for (benefit from) deferred income taxes	10.4	(33.6)	(4.8)	(11.4)
Reorganization items, net of payments	(0.3)	(4.9)	(26.3)	(2,258.5)
Restructuring and impairment charges (gains), net of payments	3.9	0.6	8.8	(5.9)
Stock-based compensation expense	11.4	10.1	4.9	1.3
Unrealized (gains) losses on derivative financial instruments	(14.3)	37.8	(19.8)	39.2
Currency exchange (gains) losses on debt	(3.4)	5.4	—	25.5
Amortization of debt issuance costs	6.5	6.3	2.5	27.8
Other non-cash charges (gains), net	1.5	(8.9)	(15.4)	18.3
Change in operating assets and liabilities:
Change in accounts receivable	21.4	(13.0)	81.3	(181.5)
Change in inventories	(88.4)	15.7	(46.6)	(138.7)
Change in other assets	(33.1)	(8.5)	37.0	(15.2)
Change in accounts payable	42.3	(18.4)	24.8	67.4
Change in accrued liabilities	2.8	46.8	(37.1)	33.4
Net cash provided (used) by operating activities	$152.5	$266.9	$119.1	$(174.0)

For the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, our reconciliation of revenues to commercial margin is presented below.

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Revenues	$4,412.4	$4,826.4	$2,474.1	$1,643.0
Hedged cost of metal	(2,707.6)	(3,045.0)	(1,560.7)	(994.6)
Favorable metal price lag	(16.0)	(18.9)	21.0	(34.6)
Commercial margin	$1,688.8	$1,762.5	$934.4	$613.8
Exchange Rates
During 2012, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation gains that increased our equity by $10.8 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. We eliminated all of the translation adjustments previously included within consolidated equity as a result of Aleris International’s emergence from bankruptcy and the application of fresh-start accounting on June 1, 2010.
The euro is the functional currency of substantially all of our European-based operations. In the future, our results of operations will continue to be impacted by the exchange rate between the U.S. dollar and the euro. In addition, we have other operations where the functional currency is not our reporting currency, the U.S. dollar, and our results of operations are impacted by currency fluctuations between the U.S. dollar and such other currencies. The Renminbi is the functional currency of our China operations.
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2012.

	Cash Payments Due by Period
	(in millions)
	Total	2013	2014-2015	2016-2017	After 2017
Long-term debt obligations	$1,245.9	$9.0	$2.8	$29.5	$1,204.6
Interest on long-term debt obligations	663.2	97.7	195.3	188.7	181.5
Estimated post-retirement benefit payments	42.7	4.7	9.4	9.2	19.4
Estimated pension benefit payments	186.1	16.7	34.1	36.1	99.2
Operating lease obligations	24.1	9.9	9.4	4.0	0.8
Estimated payments for asset retirement obligations	19.0	4.8	1.2	1.1	11.9
Purchase obligations	1,843.1	1,338.1	458.0	47.0	—
Uncertain tax positions	20.6	20.6	—	—	—
Total	$4,044.7	$1,501.5	$710.2	$315.6	$1,517.4
Our estimated funding for our funded pension plans and other postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2013 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2013 is not practicable. Payments for unfunded pension plan benefits and other postretirement benefit payments are estimated through 2022.
Operating lease obligations are payment obligations under leases classified as operating. Most leases are for a period of one to five years, and are primarily for items used in our manufacturing processes.
Our estimated payments for asset retirement obligations are based on management’s estimates of the timing and extent of payments to be made to fulfill legal or contractual obligations associated with the retirement of certain long-lived assets. Amounts presented represent the future value of expected payments.
Our purchase obligations represent non-cancelable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2012, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital projects, including the construction of the Zhenjiang rolling mill.
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to taxing jurisdictions. The amount in the preceding table includes interest accrued related to such positions as of December 31, 2012. The completion of an audit in a non-U.S. taxing jurisdiction is expected to result in a $20.6 million payment in 2013. Uncertain tax positions totaling $1.4 million are excluded from the preceding table as we are not able to reasonably estimate the timing of potential future payments. If the taxing jurisdiction agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
The ABL Facility carries variable interest rates and variable outstanding amounts for which estimating future interest payments is not practicable. There were no ABL Facility borrowings outstanding as of December 31, 2012.
Environmental Contingencies
Our operations, like those of other basic industries, are subject to federal, state, local and international laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as waste handling and disposal practices and (2) impose liability for costs of cleaning up, and certain damages resulting from, spills, disposals or other releases of regulated materials. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this annual report on Form 10-K. See Item 1—“Business—Environmental.”
From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. To date, any such non-compliance with such environmental laws have not had a material adverse effect on our financial position, results of operations or cash flows. See Note 14, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the years ended December 31, 2012 or 2011.
The following critical accounting policies and estimates are used to prepare our consolidated financial statements:
Revenue Recognition and Shipping and Handling Costs
Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” In the case of rolled aluminum product, title and risk of loss do not typically pass until the product reaches the customer, although on certain overseas shipments, title and risk of loss pass upon loading at the port of departure or unloading at the port of entry. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within “Cost of sales” in the Consolidated Statements of Operations included elsewhere in this annual report on Form 10-K.
Inventories
Our inventories are stated at the lower of cost or market. Cost is determined using either an average cost or specific identification method and includes an allocation of manufacturing labor and overhead costs to work-in-process and finished goods. We review our inventory values on a regular basis to ensure that their carrying values can be realized. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. As the ultimate realizable value of most of inventories is based upon the price of prime or scrap aluminum, future changes in those prices may lead to the determination that the cost of some or all of our inventory will not be realized and we would then be required to record the appropriate adjustment to inventory values.
As a result of fresh-start accounting, all of our inventories were adjusted from their historical costs to fair value. This resulted in an increase of approximately $33.0 million, which was recognized as additional “Cost of sales” in the Consolidated Statements of Operations, primarily in the second quarter of 2010.
Derivative Financial Instruments
Derivative contracts are recorded at fair value under ASC 820 using quoted market prices and significant other observable and unobservable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
 Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3—Inputs that are both significant to the fair value measurement and unobservable.
We endeavor to utilize the best available information in measuring fair value. To estimate fair value, we apply an industry standard valuation model, which is based on the market approach. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Impairment of Long-Lived Assets and Amortizable Intangible Assets
We review the carrying value of property, plant and equipment to be held and used as well as amortizable intangible assets when events or circumstances indicate that their carrying value may not be recoverable. Factors that we consider important that could trigger our testing of the related asset groups for an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. We consider these factors quarterly and may test more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify projected cash flows. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates which require significant judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and our ability to accurately assess whether an asset is impaired. Subsequent to emergence from bankruptcy, no factors have been identified that required testing our assets for impairment.
Indefinite Lived Intangible Assets
Indefinite-lived intangible assets are related to our trade names and are not amortized. Indefinite-lived intangible assets are tested for impairment as of October 1st of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The annual impairment test is based on a relief from royalty valuation approach. Significant assumptions used under this approach include the royalty rate, weighted average cost of capital and the terminal growth rate. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate.
Credit Risk
We recognize our allowance for doubtful accounts based on our historical experience of customer write-offs as well as specific provisions for customer receivable balances. In establishing the specific provisions for uncollectible accounts, we make assumptions with respect to the future collectability of amounts currently owed to us. These assumptions are based upon such factors as each customer’s ability to meet and sustain its financial commitments, its current and projected financial condition and the occurrence of changes in its general business, economic or market conditions that could affect its ability to make required payments to us in the future. In addition, we provide reserves for customer rebates, claims, allowances, returns and discounts based on, in the case of rebates, contractual relationships with customers, and, in the case of claims, allowances, returns and discounts, our historical loss experience and the lag time between the recognition of the sale and the granting of the credit to the customer. Our level of reserves for our customer accounts receivable fluctuates depending upon all of these factors. Significant changes in required reserves may occur in the future if our evaluation of a customer’s ability to pay and assumptions regarding the relevance of historical data prove incorrect.
Environmental and Asset Retirement Obligations
Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed while expenditures that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent future environmental contamination are capitalized in property, plant and equipment. Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Based on the results of this process, we provide reserves for environmental liabilities when and if environmental assessment and/or remediation cost are probable and can be reasonably estimated in accordance with ASC 410-30 “Environmental Obligations.” While our accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Our existing environmental liabilities are not discounted to their present values as the amount and timing of the expenditures are not fixed or reliably determinable.
Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of ASC 410-20 “Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.
Deferred Income Taxes
We record deferred income taxes to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability. A valuation allowance is provided to reduce certain deferred tax assets to amounts that, in our estimate, are more likely than not to be realized.
In determining the adequacy of recorded valuation allowances, management assesses our profitability by taking into account the current and forecasted amounts of earnings or losses as well as the forecasted taxable income as a result of the reversal of future taxable temporary differences. We maintain valuation allowances until objective positive evidence (for example, cumulative positive earnings and future taxable income) exists to support their reversal. Subjective positive evidence currently exists in the form of forecasted earnings and taxable income in future periods. Alternatively, our recent history of losses and Aleris International’s Chapter 11 bankruptcy reorganization provide objective negative evidence that management believes outweighs the subjective positive evidence. Therefore, we have determined that full valuation allowances for our net deferred tax assets continue to be appropriate in the U.S. and certain of our international jurisdictions.
Market Risk Management Using Financial Instruments

The procurement and processing of aluminum in our industry involves many risks. Some of these risks include changes in metal and natural gas prices. We attempt to manage these risks by the use of derivative financial instruments and long-term contracts. While these derivative financial instruments reduce, they do not eliminate these risks.
We do not account for derivative financial instruments as hedges. As a result, all of the related gains and losses on our derivative instruments are reflected in current period earnings.
The counterparties to the financial hedge agreements and futures contracts expose us to losses in the event of non-performance. All credit parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities. In addition, the fair values of our derivative financial instruments include an estimate of the risk associated with non-performance by either ourselves or our counterparties.
Pension and Postretirement Benefits
Our pension and postretirement benefit costs are accrued based on annual analyses performed by our actuaries. These analyses are based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets are based upon historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. The historical long-term return on the plans’ assets exceeded the selected rates and we believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.
The weighted average discount rate used to determine the U.S. pension benefit obligation was 3.60% as of December 31, 2012 compared to 4.50% as of December 31, 2011 and 5.20% as of December 31, 2010. The weighted average discount rate used to determine the European pension benefit obligation was 3.65% as of December 31, 2012 compared to 4.90% as of December 31, 2011 and 5.40% as of December 31, 2010. The weighted average discount rate used to determine the other postretirement benefit obligation was 3.24% as of December 31, 2012 compared to 4.30% as of December 31, 2011 and 5.20% as of December 31, 2010. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.
As of December 31, 2012, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $28.9 million in the pension and other postretirement obligations and a decrease of $0.3 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2012, assuming inflation remains unchanged, would result in an increase of $32.4 million in the pension and other postretirement obligations and an increase of $0.9 million in the net periodic benefit cost.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 10, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 8.25% for each of the years 2012, 2011 and 2010. The weighted average expected return on assets associated with our European pension benefits was 4.12% for 2012, 4.20% for 2011 and 4.15% for 2010. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2012 would result in a variation of approximately $0.5 million in the net periodic benefit cost.
Unrecognized actuarial gains and losses subsequent to Aleris International’s emergence from bankruptcy related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2012, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $87.7 million, of which $3.8 million of amortization is expected to be recognized in 2013. Previous unrecognized actuarial gains and losses were eliminated in fresh-start accounting.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Stock-Based Compensation
We use a Black-Scholes option-pricing model to estimate the grant-date fair value of the stock options awarded. Under this valuation method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2012 and 2011:

	Year ended
	December 31, 2012	December 31, 2011
Weighted-average expected option life in years	6.0	6.0
Risk-free interest rate	0.8% - 1.0%	1.2% - 1.7%
Equity volatility factor	55.0%	50.0% - 58.0%
Dividend yield	—%	—%
Application of Fresh-Start Accounting
Fresh-start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to our underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.
Aleris International’s reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” Liabilities existing as of the Emergence Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.
For further information on fresh-start accounting, see Note 18, “Reorganization under Chapter 11 and Fresh-Start Accounting,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2012.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 amended ASC 210, “Balance Sheet,” to converge the presentation of offsetting assets and liabilities between GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-11 requires that entities disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU No. 2011-11 will require additional disclosures related to offsetting assets and liabilities but will not materially impact the Company’s financial condition or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive.” This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will require additional disclosures, but will not materially impact the Company’s financial condition or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum and, to a lesser extent, hardeners, such as zinc and copper, and natural gas, as well as changes in currency and interest rates. For aluminum hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Our commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to the Audit Committee of our Board of Directors, which has supervisory authority over all of its activities.
We are exposed to losses in the event of non-performance by the counterparties to the derivative contracts discussed below. Although non-performance by counterparties is possible, we do not currently anticipate any nonperformance by any of these parties. Counterparties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counterparty.
Natural Gas Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.
We do not consider our natural gas derivatives instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2012 and 2011, we had 2.2 trillion and 2.3 trillion, respectively, of British thermal unit forward buy contracts. We anticipate consuming 8.7 trillion British thermal units of natural gas in our operations in 2013.
Metal Hedging
Aluminum ingots, copper and zinc are internationally produced, priced and traded commodities, with the LME being the primary exchange. As part of our efforts to preserve margins, we enter into forward, futures and options contracts. For accounting purposes, we do not consider our metal derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME futures or forwards contracts are then sold. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed above, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2012 and 2011, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2012 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2012:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(3.1)	$(8.3)
Natural gas	(0.6)	(0.8)

The following table shows the fair values of outstanding derivative contracts at December 31, 2011 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2011:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(12.9)	$(11.2)
Natural gas	(4.2)	(0.8)
Currency	0.3	(0.3)
The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 12, “Derivatives and Other Financial Instruments,” to our audited consolidated financial statements included elsewhere in the annual report on Form 10-K.
Currency Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings.
Interest Rate Risks
As of December 31, 2012, approximately 84% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2012, Aleris International had no borrowings under the ABL Facility and Aleris Zhenjiang had $188.1 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Index	Page Number
Management’s Report on Internal Control Over Financial Reporting	68
Reports of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheet as of December 31, 2012 (Successor) and December 31, 2011 (Successor)	71
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (Successor), the seven months ended December 31, 2010 (Successor), and the five months ended May 31, 2010 (Predecessor)	72
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011 (Successor), the seven months ended December 31, 2010 (Successor), and the five months ended May 31, 2010 (Predecessor)	73
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 (Successor), the seven months ended December 31, 2010 (Successor), and the five months ended May 31, 2010 (Predecessor)	74
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Redeemable Noncontrolling Interest for the years ended December 31, 2012 and 2011 (Successor), the seven months ended December 31, 2010 (Successor), and the five months ended May 31, 2010 (Predecessor)	75
Notes to Consolidated Financial Statements	76

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Steven J. Demetriou
Steven J. Demetriou
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Stack
Sean M. Stack
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited the accompanying consolidated balance sheet of Aleris Corporation (the Company) as of December 31, 2012 and 2011 (Successor), and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit) and redeemable noncontrolling interest, and cash flows for the years ended December 31, 2012 and 2011 (Successor), seven-month period ended December 31, 2010 (Successor), and five-month period ended May 31, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris Corporation at December 31, 2012 and 2011 (Successor), and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011 (Successor), seven-month period ended December 31, 2010 (Successor), and five-month period ended May 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 18 to the consolidated financial statements, on May 13, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on June 1, 2010. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aleris Corporation’s internal control over financial reporting as of December 31, 2012 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2012 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aleris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aleris Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 (Successor), based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aleris Corporation as of December 31, 2012 and 2011 (Successor), and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit) and redeemable noncontrolling interest, and cash flows for the years ended December 31, 2012 and 2011 (Successor), seven-month period ended December 31, 2010 (Successor), and five-month period ended May 31, 2010 (Predecessor), and our report dated March 5, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 5, 2013

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$592.9	$231.4
Accounts receivable (net of allowances of $8.1 and $8.7 at December 31, 2012 and 2011, respectively)	384.0	401.1
Inventories	683.4	585.7
Deferred income taxes	12.9	6.0
Prepaid expenses and other current assets	26.3	23.0
Total Current Assets	1,699.5	1,247.2
Property, plant and equipment, net	1,077.0	670.5
Intangible assets, net	45.6	47.7
Deferred income taxes	36.8	33.9
Other long-term assets	59.3	38.3
Total Assets	$2,918.2	$2,037.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$341.2	$287.4
Accrued liabilities	302.4	233.1
Deferred income taxes	12.0	6.2
Current portion of long-term debt	9.0	6.9
Total Current Liabilities	664.6	533.6
Long-term debt	1,218.9	595.1
Deferred income taxes	8.8	5.1
Accrued pension benefits	258.2	206.2
Accrued postretirement benefits	52.0	52.9
Other long-term liabilities	75.9	78.6
Total Long-Term Liabilities	1,613.8	937.9
Redeemable noncontrolling interest	5.7	5.4
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,097,272 and 31,031,871 shares issued at December 31, 2012 and 2011, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	573.9	563.4
Retained earnings	122.1	19.7
Accumulated other comprehensive loss	(62.4)	(29.0)
Total Aleris Corporation Equity	633.9	554.4
Noncontrolling interest	0.2	6.3
Total Equity	634.1	560.7
Total Liabilities and Equity	$2,918.2	$2,037.6

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Revenues	$4,412.4	$4,826.4	$2,474.1	$1,643.0
Cost of sales	3,947.2	4,354.3	2,251.8	1,455.8
Gross profit	465.2	472.1	222.3	187.2
Selling, general and administrative expenses	269.0	274.3	140.0	84.2
Restructuring and impairment charges (gains)	9.6	4.4	12.1	(0.4)
(Gains) losses on derivative financial instruments	(1.3)	—	(6.2)	28.6
Other operating expense (income), net	1.1	(2.4)	(2.1)	0.4
Operating income	186.8	195.8	78.5	74.4
Interest expense, net	52.4	46.3	7.0	73.6
Reorganization items, net	0.4	(1.3)	7.4	(2,227.3)
Other expense (income), net	1.6	(6.2)	(7.6)	32.7
Income before income taxes	132.4	157.0	71.7	2,195.4
Provision for (benefit from) income taxes	25.4	(4.2)	0.3	(8.7)
Net income	107.0	161.2	71.4	2,204.1
Net loss attributable to noncontrolling interest	(0.5)	(0.4)	—	—
Net income attributable to Aleris Corporation	$107.5	$161.6	$71.4	$2,204.1

Net income available to common stockholders	$101.8	$161.2	$70.5
Basic earnings per share	$3.28	$5.20	$2.28
Diluted earnings per share	$3.08	$4.91	$2.21
Dividend declared per common share	$—	$16.00	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Net income	$107.0	$161.2	$71.4	$2,204.1
Other comprehensive income (loss), before tax:
Currency translation adjustments	10.8	(19.0)	21.0	44.2
Pension and other postretirement liability adjustments	(56.1)	(39.9)	8.3	(1.8)
Other comprehensive (loss) income, before tax	(45.3)	(58.9)	29.3	42.4
Income tax (benefit) expense related to items of other comprehensive (loss) income	(11.9)	(3.4)	2.6	—
Other comprehensive (loss) income, net of tax	(33.4)	(55.5)	26.7	42.4
Comprehensive income	73.6	105.7	98.1	2,246.5
Comprehensive loss attributable to noncontrolling interest	(0.5)	(0.2)	—	—
Comprehensive income attributable to Aleris Corporation	$74.1	$105.9	$98.1	$2,246.5

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Operating activities
Net income	$107.0	$161.2	$71.4	$2,204.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	84.8	70.3	38.4	20.2
Provision for (benefit from) deferred income taxes	10.4	(33.6)	(4.8)	(11.4)
Reorganization items:
Charges (gains)	0.4	(1.3)	7.4	(2,227.3)
Payments, net of cash received	(0.7)	(3.6)	(33.7)	(31.2)
Restructuring and impairment charges (gains):
Charges (gains)	9.6	4.4	12.1	(0.4)
Payments	(5.7)	(3.8)	(3.3)	(5.5)
Stock-based compensation expense	11.4	10.1	4.9	1.3
Unrealized (gains) losses on derivative financial instruments	(14.3)	37.8	(19.8)	39.2
Currency exchange (gains) losses on debt	(3.4)	5.4	—	25.5
Amortization of debt issuance costs	6.5	6.3	2.5	27.8
Other non-cash charges (gains), net	1.5	(8.9)	(15.4)	18.3
Changes in operating assets and liabilities:
Change in accounts receivable	21.4	(13.0)	81.3	(181.5)
Change in inventories	(88.4)	15.7	(46.6)	(138.7)
Change in other assets	(33.1)	(8.5)	37.0	(15.2)
Change in accounts payable	42.3	(18.4)	24.8	67.4
Change in accrued liabilities	2.8	46.8	(37.1)	33.4
Net cash provided (used) by operating activities	152.5	266.9	119.1	(174.0)
Investing activities
Proceeds from the sale of businesses	—	—	19.9	—
Purchase of a business	(21.5)	—	—	—
Payments for property, plant and equipment	(390.2)	(204.6)	(46.5)	(16.0)
Proceeds from the sale of property, plant and equipment	0.5	7.7	0.4	0.3
Other	0.1	(0.4)	—	—
Net cash used by investing activities	(411.1)	(197.3)	(26.2)	(15.7)
Financing activities
Proceeds from ABL Facility	—	—	70.8	80.0
Payments on ABL Facility	—	—	(152.6)	—
Proceeds from the issuance of 7 7/8% Senior Notes, net of discount of $8.7	491.3	—	—	—
Proceeds from the issuance of 7 5/8% Senior Notes, net of discount of $10.0	—	490.0	—	—
Proceeds from China Loan Facility	130.9	56.7	—	—
Net (payments on) proceeds from other long-term debt	(0.2)	1.1	(1.0)	(1.3)
Proceeds from issuance of common stock, net of issuance costs of $22.5	—	—	1.2	541.1
Proceeds from issuance of preferred stock	—	—	—	5.0
Proceeds from Exchangeable Notes, net of issuance costs of $1.2	—	—	—	43.8
Proceeds from DIP ABL Facility	—	—	—	895.3
Payments on DIP ABL Facility	—	—	—	(1,112.5)
Proceeds from DIP Term Facility	—	—	—	34.8
Payments on DIP Term Facility	—	—	—	(244.7)
Debt issuance costs	(2.3)	(4.4)	(1.1)	(54.2)
Contributions from noncontrolling interests	—	7.6	—	—
Dividends paid	—	(500.0)	—	—
Other	(2.5)	2.7	(0.9)	0.2
Net cash provided (used) by financing activities	617.2	53.7	(83.6)	187.5
Effect of exchange rate differences on cash and cash equivalents	2.9	(5.4)	5.3	(7.8)
Net increase (decrease) in cash and cash equivalents	361.5	117.9	14.6	(10.0)
Cash and cash equivalents at beginning of period	231.4	113.5	98.9	108.9
Cash and cash equivalents at end of period	$592.9	$231.4	$113.5	$98.9

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND
REDEEMABLE NONCONTROLLING INTEREST
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Aleris Corporation equity (deficit)	Noncontrolling interest	Total equity (deficit)	Redeemable noncontrolling interest
Balance at January 1, 2010 (Predecessor)	$—	$857.9	$(3,063.3)	$25.0	$(2,180.4)	$—	$(2,180.4)	$—
Net income	—	—	2,204.1	—	2,204.1	—	2,204.1	—
Other comprehensive income	—	—	—	42.4	42.4	—	42.4	—
Stock-based compensation expense	—	1.3	—	—	1.3	—	1.3	—
Reorganization and fresh-start accounting	—	(859.2)	859.2	(67.4)	(67.4)	—	(67.4)	—
Balance at June 1, 2010 (Predecessor)	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of Common Stock in connection with emergence from Chapter 11	$0.3	$833.3	$—	$—	$833.6	$—	$833.6	$—
Issuance of redeemable preferred stock in connection with emergence from Chapter 11	—	—	—	—	—	—	—	5.0
Balance at June 1, 2010 (Successor)	$0.3	$833.3	$—	$—	$833.6	$—	$833.6	$5.0
Net income	—	—	71.4	—	71.4	—	71.4	—
Other comprehensive income	—	—	—	26.7	26.7	—	26.7	—
Stock-based compensation expense	—	4.9	—	—	4.9	—	4.9	—
Issuance of Common Stock	—	1.2	—	—	1.2	—	1.2	—
Other	—	0.2	(0.2)	—	—	—	—	0.2
Balance at December 31, 2010 (Successor)	$0.3	$839.6	$71.2	$26.7	$937.8	$—	$937.8	$5.2
Net income (loss)	—	—	161.6	—	161.6	(0.4)	161.2	—
Other comprehensive (loss) income	—	—	—	(55.7)	(55.7)	0.2	(55.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	7.6	7.6	—
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)	—
Stock-based compensation expense	—	10.1	—	—	10.1	—	10.1	—
Dividends paid	—	(287.2)	(212.8)	—	(500.0)	—	(500.0)	(0.2)
Excess tax benefit from stock-based compensation arrangements	—	1.6	—	—	1.6	—	1.6	—
Other	—	(0.7)	(0.3)	—	(1.0)	0.1	(0.9)	0.4
Balance at December 31, 2011 (Successor)	$0.3	$563.4	$19.7	$(29.0)	$554.4	$6.3	$560.7	$5.4
Net income (loss)	—	—	107.5	—	107.5	—	107.5	(0.5)
Other comprehensive loss	—	—	—	(33.4)	(33.4)	—	(33.4)	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Stock-based compensation expense	—	11.4	—	—	11.4	—	11.4	—
Reclassifcation of noncontrolling interest	—	—	—	—	—	(4.7)	(4.7)	4.7
Redeemable noncontrolling interest redemption value adjustments	—	—	(4.7)	—	(4.7)	—	(4.7)	4.7
Adjustments to noncontrolling interest for change in ownership	—	0.5	—	—	0.5	(0.5)	—	(8.9)
Repurchase of shares	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Other	—	(0.1)	(0.4)	—	(0.5)	—	(0.5)	0.3
Balance at December 31, 2012 (Successor)	$0.3	$573.9	$122.1	$(62.4)	$633.9	$0.2	$634.1	$5.7
The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.	BASIS OF PRESENTATION
Nature of Operations
Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “our,” “us,” and the “Company” or similar terms) is a Delaware corporation with its principle executive offices located in Cleveland, Ohio. The principal business of the Company involves the production of aluminum rolled and extruded products as well as the recycling of aluminum and specification alloy manufacturing. We produce aluminum sheet and fabricated products using direct-chill and continuous cast processes. Our aluminum sheet products are sold to customers and distributors serving the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries. Our extruded products are targeted at high demand end-uses in the automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. In addition, we perform value-added fabrication to most of our extruded products. Our aluminum recycling operations consist primarily of purchasing scrap aluminum on the open market, recycling and selling it in molten or ingot form. In addition, these operations recycle customer-owned aluminum scrap for a fee (tolling). Our recycling customers are some of the world’s largest aluminum, steel and automotive companies.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of Aleris and all of its subsidiaries.
The Company was formed on December 18, 2009 in the State of Delaware in order to acquire the assets and operations of the entity formerly known as Aleris International, Inc. (the “Predecessor”) through the Predecessor’s plan of reorganization. On June 1, 2010 (the “Effective Date”), the Predecessor and most of its wholly owned U.S. subsidiaries and Aleris Deutschland Holding GmbH, a wholly owned German subsidiary, (collectively, “the Debtors”) emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Pursuant to the First Amended Joint Plan of Reorganization as modified (the “Plan”), the Predecessor transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity that is wholly owned by the Company. In exchange for the acquired assets, Intermediate Co. contributed shares of common stock and the Exchangeable Notes (defined in Note 9, “Long-term Debt”) to the Predecessor. These instruments were then distributed or sold pursuant to the Plan. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved and Intermediate Co. changed its name to Aleris International, Inc. (“Aleris International”).
For purposes of these consolidated financial statements, the Company has been considered the “Successor” to the Predecessor by virtue of the fact that the Company’s only operations and all of its assets are those of Aleris International, the direct acquirer of the Predecessor. As a result, the Company’s financial results are presented alongside those of the Predecessor herein. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” we applied fresh-start accounting upon emergence from the Debtors’ Chapter 11 bankruptcy cases and became a new entity for financial reporting purposes as of June 1, 2010. See Note 18, “Reorganization Under Chapter 11 and Fresh-Start Accounting,” for further information regarding fresh-start accounting. As a result, the consolidated financial statements of the Successor subsequent to emergence from Chapter 11 are not comparable to the consolidated financial statements of the Predecessor for the reporting entity prior to emergence from Chapter 11.
In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. The “Company,” “Aleris Corporation,” “we,” “our” or similar terms when used in reference to the period subsequent to the emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to the emergence from Chapter 11, refers to the Predecessor.
The consolidated financial statements for the five months ended May 31, 2010 have been presented to reflect the financial results of the Predecessor. The results of the bankruptcy proceedings and reorganization have been presented as results of the Predecessor. The financial statements for the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012 have been presented to reflect the financial results of Aleris Corporation subsequent to the bankruptcy proceedings and reorganization, and have been presented as results of the Successor.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The consolidated financial statements are prepared in conformity with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are inherent in the valuations of derivatives, property, plant and equipment, intangible assets, the assumptions used to estimate the fair value of share-based payments, pension and postretirement benefit obligations, workers’ compensation, medical and environmental liabilities, deferred tax asset valuation allowances, reserves for uncertain tax positions and allowances for uncollectible accounts receivable.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. On October 19, 2010, we signed a joint venture agreement with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. (“Dingsheng”), and through our wholly owned subsidiary, Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”), we have substantially completed the construction of an aluminum rolling mill in Zhenjiang City, Jiangsu Province in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”).
In July 2012, our joint venture contract with Dingsheng was amended and restated to increase our equity interest in Aleris Zhenjiang from 81% to 93%, and again in October 2012 to increase our equity interest to 96%. Neither change resulted in a change in control, and therefore, the adjustments to the carrying value of the noncontrolling interest (representing Dingsheng’s new ownership interest in the net assets of Aleris Zhenjiang) was recognized directly in equity attributable to Aleris. The amended and restated joint venture agreement also included an option by which Dingsheng had the unilateral right to require us to purchase Dingsheng’s noncontrolling interest in Aleris Zhenjiang. The redemption price was calculated as the cumulative amount of paid-in registered capital plus accrued interest beginning with the date the actual contributions were made. During the year ended December 31, 2012, we recorded a $4.7 increase to the carrying value of the redeemable noncontrolling interest under the provisions of ASC 480, “Distinguishing Liabilities from Equity.”
Additionally, on December 31, 2012, we increased our equity interest in Aleris Zhenjiang to 100%.
Business Combinations
All business combinations are accounted for using the acquisition method as prescribed by ASC 805, “Business Combinations.” The purchase price paid is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.
Revenue Recognition and Shipping and Handling Costs
Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (codified in ASC 605). In the case of rolled aluminum product, title and risk of loss do not typically pass until the product reaches the customer, although on certain overseas shipments, title and risk of loss pass upon loading at the port of departure or unloading at the port of entry. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within “Cost of sales” in the Consolidated Statements of Operations.
Cash Equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.
Accounts Receivable Allowances and Credit Risk
We extend credit to our customers based on an evaluation of their financial condition; generally, collateral is not required. Substantially all of the accounts receivable associated with our European operations are insured against loss by third party credit insurers. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations. As a result of the application of fresh-start accounting, on the Effective Date, all of our accounts receivable were adjusted from their historical amounts to fair value and all related allowances were eliminated. The movement of the accounts receivable allowances is as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Balance at beginning of the period	$8.7	$8.7	$—	$16.7
Expenses for uncollectible accounts, sales returns and allowances, net of recoveries	39.9	57.6	40.2	20.5
Receivables written off against the valuation reserve	(40.5)	(57.6)	(31.5)	(23.1)
Balance at end of the period	$8.1	$8.7	$8.7	$14.1
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. As a result of the application of fresh-start accounting, on the Effective Date, our inventories were adjusted from their historical costs to fair value. This resulted in an increase of approximately $33.0 which has been recognized as additional cost of sales in the seven months ended December 31, 2010. The cost of inventories acquired in business combinations are recorded at fair value in accordance with ASC 805.
Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of asset impairments. As a result of the application of fresh-start accounting, all of our property, plant and equipment was adjusted to fair value on the Effective Date. The cost of property, plant and equipment acquired in business combinations represents the fair value of the acquired assets at the time of acquisition.
The fair value of asset retirement obligations is capitalized to the related long-lived asset at the time the obligation is incurred and is depreciated over the remaining useful life of the related asset. Major renewals and improvements that extend an asset’s useful life are capitalized to property, plant and equipment. Major repair and maintenance projects, including the relining of our furnaces and reconditioning of our rolling mills, are expensed over periods not exceeding 18 months while normal maintenance and repairs are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Buildings and improvements	5 - 33 years
Production equipment and machinery	2 - 25 years
Office furniture, equipment and other	3 - 10 years
The construction costs of landfills used to store by-products of the recycling process are depreciated as space in the landfills is used based on the unit of production method. Additionally, used space in the landfill is determined periodically either by aerial photography or engineering estimates.
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Capitalized interest	$14.8	$2.0	$0.1	$0.2
Intangible Assets
Intangible assets are primarily related to trade names, technology and customer relationships. As a result of the application of fresh-start accounting, our intangible assets were recorded at fair value on the Effective Date. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid. Intangibles with indefinite useful lives are not amortized and intangibles with finite useful lives are amortized over their estimated useful lives, ranging from 15 to 25 years. See Note 6, “Intangible Assets,” for additional information.
 Impairment of Property, Plant, Equipment and Finite-Lived Intangible Assets

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

We review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount may not be recoverable. Once an impairment indicator has been identified, the asset impairment test is a two-step process. The first step consists of determining whether the sum of the estimated undiscounted future cash flows attributable to the specific asset group being tested is less than its carrying value. Estimated future cash flows used to test for recoverability include only the future cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the relevant asset group. If the carrying value of the asset group exceeds the future undiscounted cash flows expected from the asset group, a second step is performed to compute the extent of the impairment. Impairment charges are determined as the amount by which the carrying value of the asset group exceeds the estimated fair value of the asset group.
As outlined in ASC 820, “Fair Value Measurements and Disclosures,” the fair value measurement of our long-lived assets assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the Company is different. The highest and best use of an asset establishes the valuation premise. The valuation premise is used to measure the fair value of an asset. ASC 820-10-35-10 states that the valuation premise of an asset is either of the following:

▪
In-use:    The highest and best use of the asset is in-use if the asset would provide maximum value to market participants principally through its use in combination with other assets as a group (as installed or otherwise configured for use).

▪	In-exchange: The highest and best use of the asset is in-exchange if the asset would provide maximum value to market participants principally on a stand-alone basis.
Once a premise is selected, the approaches considered in the estimation of the fair values of the Company’s long-lived assets tested for impairment, which represent level 3 measurements within the fair value hierarchy, include the following:

▪
Income approach:    The income approach measures the value of an asset by estimating the present value of its future economic benefits. These benefits include earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed using this technique by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and the risk associated with the asset.

▪
Sales comparison approach:    The sales comparison approach takes into account arm’s-length exchange prices in actual transactions, through an analysis of recent sales of comparable property and of asking prices for assets currently offered for sale. This process involves comparison and correlation between the subject asset and other comparable assets. Adjustments are then made to reflect differences in location, time and terms of sale, and physical and functional characteristics between the subject asset and the comparable assets to indicate a fair value of the subject asset.

▪
Cost approach:    The cost approach uses the concept of replacement cost as an indicator of value. The premise of this approach is that a prudent investor would typically pay no more for an asset than the amount for which the asset could be replaced. Adjustments are then made to reflect the losses in value resulting from physical deterioration and functional and economic obsolescence. In applying the cost approach to the valuation of tangible assets, the Company typically starts with either an estimate of the cost of reproduction new or an estimate of replacement cost new. Additional adjustments are necessary to account for other forms of depreciation resulting from physical deterioration, functional obsolescence (inefficiencies or inadequacies of the property itself when compared to a more efficient or less costly replacement properties), and economic obsolescence. Economic obsolescence is the loss in value or usefulness of a property caused by factors external to the property, such as increased costs of raw materials, labor, or utilities (without offsetting increases in product prices); reduced demand for the product; increased competition; environmental or other regulations; inflation or high interest rates or similar factors.

During 2012, no indicators of impairment were identified in accordance with ASC 360, “Property, Plant, and Equipment” and ASC 350, “Intangibles—Goodwill and Other.” See Note 3, “Restructuring and Impairment Charges,” for additional information.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are tested for impairment as of October 1st of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The application of fresh-start accounting eliminated all of our goodwill on the Effective Date.
Under ASC 350, “Intangibles—Goodwill and Other,” intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate. Based on the annual test performed as of October 1, 2012, no impairments relating to our indefinite lived intangible assets were necessary.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the terms of the related debt agreements as interest expense using the effective interest method.
Research and Development
In connection with the Predecessor’s acquisition of the downstream business of Corus Group plc (“Corus Aluminum”) in 2006, it entered into a research and development agreement with Corus Group plc (and subsequently with its successor, Tata Steel) pursuant to which Tata Steel assisted in research and development projects on a fee-for-service basis. This agreement was terminated in the third quarter of 2011. Research and development is now performed by Company employees, with outside consultants assisting as necessary. Excluding $11.9 of contract termination costs recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the third quarter of 2011, research and development expenses were $7.3, $16.3, $10.6 and $6.0 for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively.
Stock-Based Compensation
We recognize compensation expense for stock options, restricted stock units and restricted shares under the provisions of ASC 718, “Compensation—Stock Compensation,” using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of each new stock option is estimated on the date of grant using a Black-Scholes model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. The fair value of restricted stock units and restricted shares are based on the estimated fair value of our common stock on the date of grant. The fair value of our common stock is estimated based upon a present value technique using discounted cash flows, forecasted over a five-year period with residual growth rates thereafter and a market comparable approach. From these two approaches, the comparable public company analysis is weighted at 50% and the discounted cash flow analysis is weighted at 50%.
The discounted cash flow analysis is based on our projected financial information which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the determination of the fair value of our common stock.
The discounted cash flow analysis is based on production volume projections developed by internal forecasts, as well as commercial, wage and benefit and inflation assumptions. The discounted cash flow analysis includes the sum of (i) the present value of the projected unlevered cash flows for a five-year period (the “Projection Period”); and (ii) the present value of a terminal value, which represents the estimate of value attributable to periods beyond the Projection Period. All cash flows are discounted using a weighted-average cost of capital (“WACC”) percentage ranging from 12.0% to 13.5%. To calculate the terminal value, a perpetuity growth rate approach is used. A growth rate of three percent is used and was determined based on research of long-term aluminum demand growth rates. Other significant assumptions include future capital expenditures and changes in working capital requirements.
The comparable public company analysis identifies a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, and size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its projected net sales, earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies is used to estimate a range of 5.5x to 12.0x, 4.0x to 8.0x and 0.30x to 0.60x, which is applied to our projected EBIT, EBITDA and net sales, respectively, to determine a range of fair values.
Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 was $11.4, $10.1, $4.9 and $1.3, respectively.
Derivatives and Hedging
We are engaged in activities that expose us to various market risks, including changes in the prices of primary aluminum, aluminum alloys, scrap aluminum, copper, zinc and natural gas, as well as changes in currency and interest rates. Certain of these financial exposures are managed as an integral part of our risk management program, which seeks to reduce the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue derivative financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. Our metal pricing strategy is designed to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum prices.
Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At December 31, 2012, we had posted no cash collateral. At December 31, 2011, we had posted cash collateral totaling $0.5, of which $0.3 related to counterparties in a net asset position and, therefore, was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet.
The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. Fair values for our metal and natural gas derivative instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. Our currency derivative instruments are valued utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. In accordance with the requirements of ASC 820, we have included an estimate of the risk associated with non-performance by either ourselves or our counterparties in developing these fair values. See Note 12, “Derivative and Other Financial Instruments,” for additional information.
The Company does not currently account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Operations. All realized gains and losses are included within “Net cash provided (used) by operating activities” in the Consolidated Statements of Cash Flows.
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2012, substantially all of our derivative financial instruments were maintained with seven counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.
Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. We translate substantially all of the amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Impairments of long-lived assets evaluated as of a specific date are translated into U.S. dollars using exchange rates corresponding to the evaluation date. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other expense (income), net” in the Consolidated Statements of Operations. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. On the Effective Date, the application of fresh-start accounting eliminated all currency translation adjustments accumulated in equity. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional losses (gains) of $1.5, $(2.1), $(4.3) and $33.2, for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively.
Income Taxes
We account for income taxes using the asset and liability method, whereby deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In valuing deferred tax assets, we use judgment in determining if it is more likely than not that some portion or all of a deferred tax asset will not be realized and the amount of the required valuation allowance.
Tax benefits from uncertain tax positions are recognized in the financial statements when it is more likely than not that the position is sustainable, based solely on its technical merits and considerations of the relevant taxing authority, widely

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

understood practices and precedents. We recognize interest and penalties related to uncertain tax positions within “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations.
Environmental and Asset Retirement Obligations
Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed while expenditures that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent future environmental contamination are capitalized in property, plant and equipment. Obligations are recorded when their occurrence is probable and the associated costs can be reasonably estimated in accordance with ASC 410-30, “Environmental Obligations.” While our accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Our existing environmental liabilities are not discounted to their present values as the amount and timing of the expenditures are not fixed or reliably determinable.
Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of ASC 410-20, “Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset. As a result of the application of fresh-start accounting, all of our asset retirement obligations were adjusted to fair value on the Effective Date.
Retirement, Early Retirement and Postemployment Benefits
Our defined benefit pension and other post-retirement benefit plans are accounted for in accordance with ASC 715, “Compensation—Retirement Benefits.”
Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates of assumptions which include the expected return on plan assets, the rate at which plan liabilities may be effectively settled (discount rate), health care cost trend rates and rates of compensation increases.
Benefits provided to employees after employment but prior to retirement are accounted for under ASC 712, “Compensation—Nonretirement Postemployment Benefits.” Such postemployment benefits include severance and medical continuation benefits that are offered pursuant to an ongoing benefit arrangement and do not represent a one-time benefit termination arrangement. Under ASC 712, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. This is typically at the time a triggering event occurs, such as the decision by management to close a facility. Benefits related to the relocation of employees and certain other termination benefits are accounted for under ASC 420, “Exit or Disposal Cost Obligations,” and are expensed over the required service period.
General Guarantees and Indemnifications
It is common in long-term processing agreements for us to agree to indemnify customers for tort liabilities that arise out of, or relate to, the processing of their material. Additionally, we typically indemnify such parties for certain environmental liabilities that arise out of or relate to the processing of their material.
In our equipment financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the equipment and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.
We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to equipment we lease and material we process.
 Although we cannot estimate the potential amount of future payments under the foregoing indemnities and agreements, we are not aware of any events or actions that will require payment.
New Accounting Pronouncements

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 amended ASC 210, “Balance Sheet,” to converge the presentation of offsetting assets and liabilities between GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-11 requires that entities disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU No. 2011-11 will require additional disclosures related to offsetting assets and liabilities but will not materially impact the Company’s financial condition or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive.” This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning on our after December 15, 2012. The adoption of ASU 2013-02 will require additional disclosures, but will not materially impact the Company’s financial condition or results of operations.
3. RESTRUCTURING AND IMPAIRMENT CHARGES
2012 Charges
During the year ended December 31, 2012, we recorded $9.6 of restructuring charges, including $7.6 related to selected personnel reductions implemented during the fourth quarter of 2012. These personnel reductions occurred in each of our operating segments and included charges of $0.2, $2.2, $1.0, $0.9, $1.0 related to our RPNA, RPEU, Extrusions, RSAA and RSEU segments, respectively, as well as $2.3 of charges associated to personnel reductions at our corporate headquarters. Cash payments of approximately $7.2 and $0.4 are expected to occur as a result of this restructuring initiative during the years ending December 31, 2013 and 2014, respectively. No further charges are anticipated related to these reductions.
2011 Charges
During the year ended December 31, 2011, we recorded $4.4 of restructuring charges for employee severance and benefit costs, including $3.1 related to the Company’s reduction in force initiatives implemented at our Bonn, Germany extrusions facility. During the years ended December 31, 2012 and 2011, we made cash payments of approximately $1.2 and $0.9 respectively, and no further charges are anticipated related to this restructuring initiative.
2010 Charges
During the seven months ended December 31, 2010, we recorded $12.1 of restructuring charges, including $9.4 related to the Company’s reduction in force initiatives at our Duffel, Belgium rolled products and extrusions facilities. During 2010, certain previously terminated individuals associated with the Duffel restructuring initiative filed unfair dismissal employment suits in a Belgian labor court requesting additional severance payments. In connection with these pending suits, we evaluated the individual facts and circumstances and concluded that it is probable that the Company will be required to pay additional severance amounts to some of the former employees. The Duffel restructuring initiative was initiated in the fourth quarter of 2008 in response to declining demand. In 2008, we identified approximately 40 non-production employees to be severed and recorded $7.6 of severance costs pursuant to an ongoing benefit arrangement in accordance with ASC 712. During 2009, we expanded and finalized the Duffel restructuring initiative and eliminated approximately 360 additional positions and recorded $19.8 of additional severance cost. As of December 31, 2012, any further charges relating to this restructuring initiative are not expected to materially impact the Company’s financial position, results of operations or cash flows.
The following table presents a reconciliation of the beginning and ending balances of the restructuring liabilities related to the employee severance and benefit costs for the Duffel location of our RPEU and Extrusions segments that were initiated in prior periods:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	RPEU	Extrusions
Balance at January 1, 2010 (Predecessor)	$6.5	$2.2
Charges recorded in the statement of operations	0.1	0.1
Cash payments	(1.5)	(0.7)
Fresh-start accounting adjustments	1.6	0.5
Currency translation	(1.0)	(0.4)
Balance at June 1, 2010 (Successor)	5.7	1.7
Charges recorded in the statement of operations	7.4	2.0
Cash payments	(0.8)	(0.4)
Currency translation	0.6	0.3
Balance at December 31, 2010 (Successor)	12.9	3.6
(Gains) charges recorded in the statement of operations	(0.2)	0.1
Cash payments	(0.8)	(0.4)
Currency translation	(0.3)	(0.1)
Balance at December 31, 2011 (Successor)	11.6	3.2
Charges recorded in the statement of operations	0.4	0.1
Cash payments	(2.9)	(0.5)
Currency translation	0.2	0.1
Balance at December 31, 2012 (Successor)	$9.3	$2.9
4. INVENTORIES
The components of our “Inventories” as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Finished goods	$183.8	$175.6
Raw materials	279.4	226.5
Work in process	196.2	162.5
Supplies	24.0	21.1
Total	$683.4	$585.7
5. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2012	2011
Land	$152.7	$131.1
Buildings and improvements	120.8	88.9
Production equipment and machinery	505.1	375.9
Office furniture and equipment	57.7	22.4
Construction work-in-progress	423.4	154.1
Property, plant and equipment	1,259.7	772.4
Accumulated depreciation	(182.7)	(101.9)
Property, plant and equipment, net	$1,077.0	$670.5
Our depreciation expense, including amortization of capital leases and repair and maintenance expense, was as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Depreciation expense included in SG&A	$7.6	$4.2	$3.3	$1.4
Depreciation expense included in cost of sales	75.1	64.0	33.8	18.3
Repair and maintenance expense	110.3	114.7	68.2	37.6
6. INTANGIBLE ASSETS

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table details our intangible assets as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade names	$16.8	$—	$16.8	Indefinite	$16.8	$—	$16.8
Technology	5.9	(0.6)	5.3	25 years	5.9	(0.4)	5.5
Customer relationships	28.3	(4.8)	23.5	15 years	28.3	(2.9)	25.4
Total	$51.0	$(5.4)	$45.6	17 years	$51.0	$(3.3)	$47.7
The following table presents amortization expense, which has been classified within “Selling, general and administrative expense” in the Consolidated Statements of Operations:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Amortization expense	$2.1	$2.1	$1.3	$0.5
The following table presents estimated amortization expense for the next five years:

2013	$2.1
2014	2.1
2015	2.1
2016	2.1
2017	2.1
Total	$10.5
7. ACCRUED LIABILITIES
Accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Employee-related costs	$69.5	$67.8
Accrued professional fees	8.9	13.2
Toll liability	21.7	27.0
Accrued taxes	34.9	30.2
Accrued interest	24.0	15.2
Accrued restructuring	17.5	13.6
Accrued capital expenditures	74.3	15.1
Derivative financial instruments	6.4	14.1
Other liabilities	45.2	36.9
	$302.4	$233.1
8. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations consist of legal obligations associated with the closure of our active landfills, as well as costs to remove asbestos and underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities. As a result of the application of fresh-start accounting, on the Effective Date all of our other asset retirement obligations were adjusted from their historical amounts to fair value resulting in a $1.3 reduction in our reserve.
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Balance at the beginning of the period	$13.7	$12.9	$14.9	$17.4
Revisions and liabilities incurred	2.1	1.3	(0.2)	(0.4)
Accretion expense	0.5	0.5	0.4	0.2
Payments	(1.7)	(1.0)	(2.3)	(0.6)
Translation and other charges	—	—	0.1	(0.4)
Balance at the end of the period	$14.6	$13.7	$12.9	$16.2
9. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2012	2011
ABL Facility	$—	$—
7 5/8% Senior Notes due 2018, net of discount of $7.3 and $8.8 at December 31, 2012 and December 31, 2011, respectively	492.7	491.2
7 7/8% Senior Notes due 2020, net of discount of $8.6 at December 31, 2012	491.4	—
Exchangeable Notes, net of discount of $0.8 and $0.9 at December 31, 2012 and December 31, 2011, respectively	44.2	44.1
China Loan Facility, net of discount of $1.3 and $1.0 at December 31, 2012 and December 31, 2011, respectively	186.8	55.9
Other	12.8	10.8
Total debt	1,227.9	602.0
Less: Current portion of long-term debt	9.0	6.9
Total long-term debt	$1,218.9	$595.1
Maturities of Long-Term Debt
Scheduled maturities of our long-term debt (including capital leases) subsequent to December 31, 2012 are as follows:

2013	$9.0
2014	1.6
2015	1.2
2016	10.1
2017	19.4
After 2017	1,204.6
Total	$1,245.9
ABL Facility
In connection with Aleris International’s emergence from bankruptcy, Aleris International entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011, Aleris International amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). Aleris International and certain of its U.S. and international subsidiaries are borrowers under the ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of the borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivable and inventory values included in the borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2012, we estimate that the borrowing base

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

would have supported borrowings of $454.0. After giving effect to the outstanding letters of credit of $43.0, Aleris International had $411.0 available for borrowing as of December 31, 2012.
Borrowings under the ABL Facility bear interest at a rate equal to the following, plus an applicable margin ranging from 0.75% to 2.50%:

▪
in the case of borrowings in U.S. dollars, a LIBOR rate or a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) a eurodollar rate determined by Bank of America plus 1.0%;

▪	in the case of borrowings in euros, a euro LIBOR rate determined by Bank of America; and

▪	in the case of borrowings in Canadian dollars, a Canadian prime rate.
As of December 31, 2012 and 2011, Aleris International had no amounts outstanding under the ABL Facility.
In addition to paying interest on any outstanding principal under the ABL Facility, Aleris International is required to pay a commitment fee in respect of unutilized commitments of 0.50% if the average utilization is less than 33% for any applicable period, 0.375% if the average utilization is between 33% and 67% for any applicable period, and 0.25% if the average utilization is greater than 67% for any applicable period. Aleris International must also pay customary letters of credit fees and agency fees.
The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.
In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, Aleris International is required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than the greater of (x) $50.0 and (y) 15.0% of the lesser of the total commitments or the borrowing base under the ABL Facility or an event of default is continuing, Aleris International is required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the ABL Facility.
Aleris International may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days prior written notice without premium or penalty other than customary “breakage” costs with respect to eurodollar, euro LIBOR and EURIBOR loans.
There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on June 29, 2016 unless extended pursuant to the credit agreement.
The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of its wholly owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the borrower located in Canada and substantially all of the current assets (other than inventory located outside of the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd. and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of Aleris International’s existing and future direct and indirect subsidiaries.
The ABL Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of Aleris International and certain of its subsidiaries to:

▪	incur additional indebtedness;

▪	pay dividends on capital stock and make other restricted payments;

▪	make investments and acquisitions;

▪	engage in transactions with our affiliates;

▪	sell assets;

▪	merge; and

▪	create liens.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2012.
7 5/8% Senior Notes due 2018
On February 9, 2011, Aleris International issued $500.0 aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture (the “7 5/8% Indenture”) with U.S. Bank National Association, as trustee, and on October 14, 2011, Aleris International exchanged the $500.0 aggregate original principal amount of 7 5/8% Senior Notes due 2018 for $500.0 of its new 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable in cash semi-annually in arrears on February 15th and August 15th of each year. The 7 5/8% Senior Notes mature on February 15, 2018.
The 7 5/8% Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by us and each direct and indirect restricted subsidiary that is a domestic subsidiary and that guarantees Aleris International’s obligations under the ABL Facility, as primary obligor and not merely as surety. The 7 5/8% Senior Notes and the guarantees thereof are our unsecured senior obligations and rank (i) equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 7 5/8% Senior Notes; (ii) effectively subordinated in right of payment to all of Aleris International’s existing and future secured debt (including any borrowings under the ABL Facility), to the extent of the value of the assets securing such debt; (iii) structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the 7 5/8% Senior Notes; and (iv) senior in right of payment to our existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 7 5/8% Senior Notes, including Aleris International’s Exchangeable Notes (defined below).
Aleris International is not required to make any mandatory redemption or sinking fund payments with respect to the 7 5/8% Senior Notes other than as set forth in the 7 5/8% Indenture relating to certain tax matters, but under certain circumstances, it may be required to offer to purchase 7 5/8% Senior Notes as described below. Aleris International may from time to time acquire 7 5/8% Senior Notes by means other than redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.
From and after February 15, 2014, Aleris International may redeem the 7 5/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 105.7% of the principal amount, declining annually to 100.0% of the principal amount on February 15, 2017, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 5/8% Indenture), if any, thereon to the applicable redemption date.
At any time prior to February 15, 2014, Aleris International also may redeem all or a part of the 7 5/8% Senior Notes, upon not less than 30 nor more than 60 days prior notice, at a redemption price equal to 100% of the principal amount of 7 5/8% Senior Notes redeemed plus an applicable premium, as provided in the 7 5/8% Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.
Upon the occurrence of a change in control (as defined in the 7 5/8% Indenture), each holder of the 7 5/8% Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and Additional Interest, if any, to the date of purchase.
If Aleris International or its restricted subsidiaries engage in an asset sale (as defined in the 7 5/8% Indenture), it generally must either invest the net cash proceeds from such sales in our business within a specified period of time, permanently reduce senior debt, permanently reduce senior subordinated debt, permanently reduce debt of a restricted subsidiary that is not a subsidiary guarantor or make an offer to purchase a principal amount of the notes equal to the net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
The 7 5/8% Indenture contains covenants that limit Aleris International’s ability and certain of its subsidiaries’ ability to:

▪	incur additional debt;

▪	pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

▪	issue preferred stock of restricted subsidiaries;

▪	make certain investments;

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

▪	create liens on our or our subsidiary guarantors’ assets to secure debt;

▪	enter into sale and leaseback transactions;

▪	create restrictions on the payments of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 7 5/8% Senior Notes;

▪	enter into transactions with affiliates;

▪	merge or consolidate with another company; and

▪	sell assets, including capital stock of our subsidiaries.
These covenants are subject to a number of important limitations and exceptions.
The 7 5/8% Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 7 5/8% Senior Notes to be due and payable immediately. Aleris International was in compliance with all covenants set forth in the 7 5/8% Indenture as of December 31, 2012.
Aleris International used a portion of the net proceeds from the sale of the 7 5/8% Senior Notes to pay us cash dividends of approximately $500.0, which we then paid as dividends, pro rata, to our stockholders.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”) under an indenture (the “7 7/8% Indenture”) with U.S. Bank National Association, as trustee. Interest on the 7 7/8% Senior Notes will be payable in cash semi-annually in arrears on May 1st and November 1st of each year, commencing May 1, 2013. The 7 7/8% Senior Notes mature on November 1, 2020.
The 7 7/8% Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by us and each direct and indirect restricted subsidiary that is a domestic subsidiary and that guarantees Aleris International’s obligations under the ABL Facility and the 7 5/8% Senior Notes, as primary obligor and not merely as surety. The 7 7/8% Senior Notes and the guarantees thereof are our unsecured senior obligations and rank (i) equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 7 7/8% Senior Notes (including the existing 7 5/8% Senior Notes); (ii) be effectively subordinated in right of payment to all of Aleris International’s existing and future secured debt (including any borrowings under the ABL Facility), to the extent of the value of the assets securing such debt; (iii) be structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the 7 7/8% Senior Notes; and (iv) rank senior in right of payment to our existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 7 7/8% Senior Notes, including Aleris International’s Exchangeable Notes.
Aleris International is not required to make any mandatory redemption or sinking fund payments with respect to the 7 7/8% Senior Notes other than as set forth in the 7 7/8% Indenture relating to certain tax matters, but under certain circumstances, it may be required to offer to purchase 7 7/8% Senior Notes as described below. Aleris International may from time to time acquire 7 7/8% Senior Notes by means other than redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.
From and after November 1, 2015, Aleris International may redeem the 7 7/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to 105.9% of principal amount, declining annually to 100.0% of the principal amount on November 1, 2018, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 7/8% Indenture), if any, thereon to the applicable redemption date.
Prior to November 1, 2015, Aleris International may, at its option, redeem up to 40% of the sum of the original aggregate principal amount of the 7 7/8% Senior Notes originally issued under the 7 7/8% Indenture and the aggregate principal amount of any additional notes issued under the 7 7/8% Indenture after the issue date at a redemption price equal to 107.9% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of Aleris International or any direct or indirect parent of Aleris International to the extent such net proceeds are contributed to us provided that at least 60% of the sum of the aggregate principal amount of 7 7/8% Senior Notes originally issued under the 7 7/8% Indenture and the aggregate principal amount of any additional notes issued under the 7 7/8% Indenture after the issue date remain outstanding immediately after the occurrence of each such redemption and each such redemption occurs within 180 days of the date of closing of each equity offering. At any

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

time prior to November 1, 2015, Aleris International may also redeem all or a part of the 7 7/8% Senior Notes, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of 7 7/8% Senior Notes redeemed plus an applicable premium, as provided in the 7 7/8% Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.
Upon the occurrence of a change in control (as defined in the 7 7/8% Indenture), each holder of the 7 7/8% Senior Notes has the right to require Aleris International to repurchase some or all of such holder’s 7 7/8% Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and Additional Interest, if any, to the date of purchase.
If Aleris International or the restricted subsidiaries engage in an asset sale (as defined in the 7 7/8% Indenture), it generally must either invest the net cash proceeds from such sales in the business within a specified period of time, permanently reduce senior debt, permanently reduce senior subordinated debt, permanently reduce debt of a restricted subsidiary that is not a subsidiary guarantor or make an offer to purchase a principal amount of the notes equal to the net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
The 7 7/8% Indenture contains covenants that limit Aleris International’s ability and certain of its subsidiaries’ ability to:

▪	incur additional debt;

▪	pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

▪	issue preferred stock of restricted subsidiaries;

▪	make certain investments;

▪	create liens on its or its subsidiary guarantors’ assets to secure debt;

▪	enter into sale and leaseback transactions;

▪	create restrictions on the payments of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes;

▪	enter into transactions with affiliates;

▪	merge or consolidate with another company; and

▪	sell assets, including capital stock of its subsidiaries.
These covenants are subject to a number of important limitations and exceptions.
The 7 7/8% Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 7 7/8% Senior Notes to be due and payable immediately.
Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2012.
On January 31, 2013, Aleris International exchanged the 7 7/8% Senior Notes for $500.0 aggregate original principal amount of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended. The notes issued in the exchange offer are substantially identical to the 7 7/8% Senior Notes, except that the new notes have been registered under the federal securities laws, are not subject to transfer restrictions, are not entitled to certain registration rights and will not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.
Exchangeable Notes
In connection with Aleris International’s emergence from bankruptcy, it issued $45.0 aggregate principal amount of 6.0% senior subordinated exchangeable notes (the“Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for common stock at a rate equivalent to 47.20 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011), subject to further adjustment. The Exchangeable Notes may be redeemed at Aleris International’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Aleris Zhenjiang entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 U.S. dollar term loan facility, an RMB 993.5 (or equivalent to approximately $157.7) term loan facility (collectively referred to as the “Term Loan Facilities”) and an RMB 232.8 (or equivalent to approximately $36.9) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Revolving Facility” or “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2012, $188.1 was drawn under the term loan facilities. Draws on the Revolving Facility are expected to begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to:

▪
repay loans extended by the shareholders of Aleris Zhenjiang prior to repaying loans under the China Loan Facility or make the China Loan Facility junior to any other debts incurred of the same class for the project;

▪	distribute any dividend or bonus to shareholders if its pre-tax profit is insufficient to cover a loss or not used to discharge principal, interest and expenses;

▪	dispose of any assets in a manner that will materially impair its ability to repay debts;

▪	provide guarantees to third parties above a certain threshold that use assets that are financed by the China Loan Facility;

▪	permit any individual investor or key management personnel changes that result in a material adverse effect;

▪	use any proceeds from the China Loan Facility for any purpose other than as set forth therein; and

▪	enter into additional financing to expand or increase the production capacity of the project.
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2012.
10. EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plans
The Company’s defined contribution plans cover substantially all U.S. employees not covered under collective bargaining agreements and certain employees covered by collective bargaining agreements. The plans provide both profit sharing and employer matching contributions as well as an age and salary based contribution. Effective January 1, 2009, the plan for employees not covered under collective bargaining agreements was amended to suspend the age and salary contribution and on April 1, 2009, this same plan was amended to suspend profit sharing and matching contributions. Effective July 1, 2010 and January 1, 2011, the plan was amended to reinstate the matching contribution provision and the age and salary based contribution, respectively.
Our match of employees’ contributions under our defined contribution plans for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 are as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Company match of employee contributions	$4.4	$3.9	$1.5	$0.3
Defined Benefit Pension Plans

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our RPNA segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.
The Plan provided that a condition precedent to the entry of the confirmation order was the termination of the Debtors’ U.S. pension benefits. The Debtors waived this condition precedent and assumed these benefit plans on May 13, 2010. On the Effective Date, we made $4.8 of contributions for past due amounts to satisfy the minimum funding requirements.
Our German subsidiaries sponsor various defined benefit pension plans for their employees. These plans are based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments; however, the plans are substantially unfunded plans under German law. The unfunded accrued pension costs are covered under a pension insurance association under German law if we are unable to fulfill our obligations.
The components of the net periodic benefit expense for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 are as follows:

	U.S. Pension Benefits
	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Service cost	$3.0	$2.6	$1.3	$0.9
Interest cost	7.2	7.5	4.7	3.3
Amortization of net loss	0.3	—	—	0.9
Amortization of prior service cost	0.1	—	—	—
Expected return on plan assets	(8.4)	(8.0)	(4.2)	(3.0)
Net periodic benefit cost	$2.2	$2.1	$1.8	$2.1

	European Pension Benefits
	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Service cost	$2.7	$2.5	$1.5	$0.9
Interest cost	7.1	7.7	4.2	3.2
Amortization of net gain	—	—	—	(0.6)
Amortization of prior service cost	—	—	—	0.1
Expected return on plan assets	(0.1)	(0.1)	(0.1)	—
Net periodic benefit cost	$9.7	$10.1	$5.6	$3.6
As a result of the application of fresh-start accounting, on the Effective Date all of our pension benefit obligations were adjusted from their historical amounts to fair value resulting in a $25.0 increase in our benefit obligation. The changes in projected benefit obligations and plan assets during the years ended December 31, 2012 and 2011, using a period-end measurement date, are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	U.S. Pension Benefits		European Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2012	2011	2012	2011
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$165.0	$149.9	$149.2	$139.9
Plan amendments	—	0.9	—	—
Service cost	3.0	2.6	2.7	2.5
Interest cost	7.2	7.5	7.1	7.7
Actuarial loss	20.5	14.4	38.4	11.2
Expenses paid	(1.3)	(1.0)	—	—
Benefits paid	(9.1)	(9.3)	(6.3)	(6.5)
Translation and other	—	—	4.4	(5.6)
Projected benefit obligation at end of period	$185.3	$165.0	$195.5	$149.2

Change in plan assets
Fair value of plan assets at beginning of period	$99.6	$97.0	$2.9	$2.5
Employer contributions	12.8	12.1	7.0	7.1
Actual return (loss) on plan assets	11.5	0.8	0.1	(0.1)
Expenses paid	(1.3)	(1.0)	—	—
Benefits paid	(9.1)	(9.3)	(6.3)	(6.5)
Translation and other	—	—	0.1	(0.1)
Fair value of plan assets at end of period	$113.5	$99.6	$3.8	$2.9

Net amount recognized	$(71.8)	$(65.4)	$(191.7)	$(146.3)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2012 and 2011:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	U.S. Pension Benefits		European Pension Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Accrued liabilities	$—	$—	$5.3	$5.5
Accrued pension benefits	71.8	65.4	186.4	140.8
Net amount recognized	$71.8	$65.4	$191.7	$146.3

Amounts recognized in other comprehensive loss (before tax) consist of:
Net actuarial loss	$36.6	$19.6	$42.2	$2.7
Net prior service cost	0.8	0.9	—	—
	$37.4	$20.5	$42.2	$2.7

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(1.6)		$(1.7)
Amortization of net prior service cost	(0.1)		—
	$(1.7)		$(1.7)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$185.3	$165.0	$187.2	$143.7
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	185.3	165.0	195.5	149.2
Aggregate fair value of plan assets	113.5	99.6	3.8	2.9
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	185.3	165.0	187.2	143.7
Aggregate fair value of plan assets	113.5	99.6	3.8	2.9
Projected employer contributions for 2013	10.5		7.3
Plan Assumptions. We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds.
Assumptions for long-term rates of return on plan assets are based upon historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.
The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2012	2011	2010
Discount rate	3.60%	4.50%	5.20%

	European Pension Benefits
	As of December 31,
	2012	2011	2010
Discount rate	3.65%	4.90%	5.40%
Rate of compensation increases, if applicable	3.00%	3.00%	3.00%
The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	U.S. Pension Benefits
	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Discount rate	4.50%	5.20%	5.61%	5.75%
Expected return on plan assets	8.25	8.25	8.25	8.25

	European Pension Benefits
	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Discount rate	4.90%	5.40%	5.00%	6.10%
Expected return on plan assets	4.12	4.20	4.15	4.32
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Plan Assets. The weighted average plan asset allocations at December 31, 2012 and 2011 and the target allocations are as follows:

	Percentage of Plan Assets
	2012	2011	Target Allocation
Cash	1%	22%	—%
Equity	62	40	60
Fixed income	23	35	25
Real estate	10	—	12
Other	4	3	3
Total	100%	100%	100%
The principal objectives underlying the investment of the pension plans’ assets are to ensure that the Company can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements in any one market. The Company’s strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to control the risk versus the benefit obligations with less volatile assets, such as fixed-income securities. At December 31, 2011, a significant portion of the U.S. pension plan assets were temporarily invested in cash as funds were in the process of being transferred to, and invested by, a new trustee. The transfer of the investments of the U.S. pension plan assets were finalized during 2012 to align with the target allocations shown above.
Investment practices must comply with the requirements of ERISA and any other applicable laws and regulations. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, we do not use derivative instruments.
The fair values of the Company’s pension plan assets at December 31, 2012 by asset class are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.6	$1.6	$—	$—
Registered Investment Companies:
Large U.S. Equity	15.7	15.7	—	—
Small / Mid U.S. Equity	11.1	11.1	—	—
International Equity	13.0	13.0	—	—
Fixed Income	14.2	14.2	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	14.8	—	14.8	—
Core Real Estate	12.1	—	12.1	—
International Large Cap Equity	11.6	—	11.6	—
Core Fixed Income	13.2	—	13.2	—
Small Cap Value Equity	5.5	—	5.5	—
Other	4.5	—	4.5	—
Total	$117.3	$55.6	$61.7	$—
The fair values of the Company’s pension plan assets at December 31, 2011 by asset class are as follows:

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$22.2	$22.2	$—	$—
Registered Investment Companies:
Large U.S. Equity	13.2	13.2	—	—
Small / Mid U.S. Equity	9.4	9.4	—	—
International Equity	9.8	9.8	—	—
Fixed Income	35.9	35.9	—	—
Other	12.0	—	12.0	—
Total	$102.5	$90.5	$12.0	$—
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2012 and 2011.

▪
Registered investment companies—These investments are valued at net asset value (“NAV”) of shares at year-end based on quoted market prices and are classified within Level 1 of the fair value hierarchy.

▪
Commingled and limited partnership funds—These investments are valued at the NAV of units held or ownership interest in partners’ capital at year-end. NAV is determined by dividing the fair value of the fund’s net assets by its units outstanding at the valuation date. Partnership interests are also based on the net asset fair value at the valuation date. All commingled fund and limited partnership investments are classified within Level 2 of the fair value hierarchy. Each of the commingled funds and limited partnership investments are further described below:

•	Hedged Equity—Hedged equity funds are primarily comprised of shares or units in other investment companies or trusts. Trading positions are valued in the investment funds at fair value.

▪	Core Real Estate—Core real estate funds are composed primarily of real estate investments owned directly or through partnership interests and mortgage loans on income-producing real estate.

▪	International Large Cap Equity—International large cap equity funds invest in equity securities of companies ordinarily located outside the U.S. and Canada.

▪	Core Fixed Income—Core fixed income funds primarily invest in fixed income securities.

▪	Small Cap Value Equity—Limited partnership invested primarily in equity securities of small capitalization companies.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Plan Contributions. Our funding policy for funded pensions is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. Contributions for unfunded plans were equal to benefit payments. As a result of the Chapter 11 Petitions, contributions to the Debtors’ U.S. pension plans were suspended; however, upon emergence all past due contributions were made.
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

	U.S.	European
	Pension Benefits	Pension Benefits
2013	$10.1	$6.6
2014	9.8	6.9
2015	10.3	7.1
2016	10.4	7.3
2017	10.8	7.6
2018 - 2022	55.6	43.5
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and RPNA segment employees. As a result of the application of fresh-start accounting, on the Effective Date all of our other postretirement benefit obligations were adjusted from their historical amounts to fair value resulting in a $2.7 increase in our benefit obligation. We accrue the cost of postretirement benefits within the covered employees’ active service periods. During the five months ended May 31, 2010, certain of our postretirement benefit plans were amended and a gain totaling $2.1 was recorded.
The financial status of the plans at December 31, 2012 and 2011, using a period-end measurement date, is as follows:

	For the years ended December 31,
	2012	2011
Change in benefit obligations
Benefit obligation at beginning of period	$57.5	$53.0
Service cost	0.2	0.2
Interest cost	2.4	2.6
Benefits paid	(4.9)	(5.5)
Employee contributions	0.8	0.5
Medicare subsidies received	0.5	0.3
Actuarial (gain) loss	(0.1)	6.4
Benefit obligation at end of period	$56.4	$57.5

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	3.6	4.7
Employee contributions	0.8	0.5
Medicare subsidies	0.5	0.3
Benefits paid	(4.9)	(5.5)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(56.4)	$(57.5)
The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2012 and 2011:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	December 31,
	2012	2011
Accrued liabilities	$4.4	$4.6
Accrued postretirement benefits	52.0	52.9
Net amount recognized	$56.4	$57.5

Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss	$8.1	$8.4
	$8.1	$8.4

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(0.4)
	$(0.4)

Additional information:
For plans with benefit obligations in excess of plan assets
Aggregate benefit obligation	$56.4	$57.5
Aggregate fair value of plan assets	—	—
The components of net postretirement benefit expense for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 are as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	2.4	2.6	1.7	1.2
Amortization of prior service credit	—	—	—	(0.1)
Amortization of net loss	0.3	—	—	0.2
Plan amendments	—	—	—	(2.1)
Net postretirement benefit expense	$2.9	$2.8	$1.8	$(0.7)
Plan Assumptions. We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and are then matched with a yield curve based on an appropriate universe of high-quality corporate bonds.
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Discount rate used to determine expense	4.30%	5.20%	5.61%	5.75%
Discount rate used to determine end of period benefit obligations	3.24%	4.30%	5.20%	5.61%
Health care cost trend rate assumed for next year	7.40%	7.70%	7.90%	8.10%
Ultimate trend rate	4.50%	4.50%	4.50%	4.50%
Year rate reaches ultimate trend rate	2027	2027	2027	2027
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	2.7	(2.2)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2013	$4.7	$4.4
2014	4.7	4.4
2015	4.7	4.4
2016	4.6	4.4
2017	4.6	4.4
2018 - 2022	19.4	18.8
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2012 and 2011 totaled $15.4 and $17.7, respectively, of which $5.4, the estimated payments under these plans for the year ending December 31, 2013, was classified as a current liability at December 31, 2012.
11. STOCK-BASED COMPENSATION
As contemplated by the Plan, on June 1, 2010, the Board of Directors of Aleris Corporation (the “Board”) approved the Aleris Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). Subsequent to emergence, stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of senior management of the Company and other non-employee directors. The options have been granted in one to three tranches with varying exercise prices ranging from $21.19 to $60.09 (after adjustment for the dividends described below). Substantially all stock options, regardless of the tranche, have a ten year life and generally vest quarterly over four years. The restricted stock units and restricted shares also generally vest quarterly over four years. A portion of each tranche of stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our three largest stockholders’ overall level of the ownership that results from the event.
On February 28, 2011, June 30, 2011 and November 10, 2011, we paid a $9.60, $3.20 and $3.20 dividend per share to our stockholders as of February 17, 2011, June 21, 2011 and October 28, 2011, respectively. As provided in the 2010 Equity Plan, the Board approved the necessary actions to effectuate an option adjustment to (i) increase the number of shares underlying each option outstanding as of February 17, 2011, June 21, 2011 and October 28, 2011 and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividends paid. The option adjustments did not result in incremental compensation costs. All stock option activity shown below has been adjusted to reflect the option adjustments approved by the Board.
During the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010, we recorded $11.4, $10.1 and $4.9 of compensation expense, respectively, associated with these options, restricted stock units and restricted shares. The total intrinsic value of options exercised during the year ended December 31, 2012 was $0.3. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price.
A summary of stock option activity for the year ended December 31, 2012 is as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2012	2,977,580	$27.98		$10.87
Granted	136,500	48.00		24.47
Exercised	(12,642)	25.62		12.82
Expired	(21,451)	31.46		9.81
Forfeited	(84,156)	30.78		11.35
Outstanding at December 31, 2012	2,995,831	$28.80	7.6	$11.48
Options vested and expected to vest at December 31, 2012	2,914,295	$28.58	7.6	$11.34
Options exercisable at December 31, 2012	1,755,321	$27.60	7.5	$10.70
The range of exercise prices of options outstanding at December 31, 2012 was $21.19 - $60.09.
Because the Company does not have historical stock option exercise experience, which would provide a reasonable basis upon which to estimate the expected life of the stock options granted during the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC SAB No. 107, and the continued acceptance of the simplified method indicated in SEC SAB No. 110.
At December 31, 2012, there was $18.1 of compensation expense that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares.
The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010:

	Years ended		Seven months ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average expected option life in years	6.0	6.0	6.1
Weighted average grant date fair value	$24.47	$18.90	$10.25
Risk-free interest rate	0.8% - 1.0%	1.2% - 1.7%	2.4%
Equity volatility factor	55%	50.0% - 58.0%	59.4%
Dividend yield	—%	—%	—%
A summary of restricted stock units and restricted shares activity for the year ended December 31, 2012 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units and Restricted Shares	Shares	fair value
Outstanding at January 1, 2012	221,989	$30.87
Granted	26,400	48.00
Vested	(89,430)	31.09
Forfeited	(3,250)	39.64
Outstanding at December 31, 2012	155,709	$33.47
The fair value of shares vested during the years ended December 31, 2012 and 2011, and the seven months ended December 31, 2010 was $2.8, $2.6 and $1.1, respectively.
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2012, no cash collateral was posted. At December 31, 2011, we had posted cash collateral totaling approximately $0.5, of which $0.3 related to counterparties in a net asset position and, therefore, was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. The amounts shown in the table below represent the fair value of individual contracts, regardless of the net position presented in the Consolidated Balance Sheet:

	Fair Value of Derivatives as of December 31,
	2012		2011
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$15.7	$(18.8)	$20.8	$(33.7)
Natural gas	—	(0.6)	—	(4.2)
Currency	—	—	0.3	—
Total	15.7	(19.4)	21.1	(37.9)
Effect of counterparty netting	(12.5)	12.5	(20.1)	20.1
Effect of cash collateral	—	—	—	0.2
Net derivatives as classified in the balance sheet	$3.2	$(6.9)	$1.0	$(17.6)
The fair values of our derivative financial instruments at December 31, 2012 and 2011 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2012	2011
Metal	Prepaid expenses and other current assets	$2.8	$0.5
	Other long-term assets	0.4	0.2
Currency	Prepaid expenses and other current assets	—	0.3
Total		$3.2	$1.0

		December 31,
Liability Derivatives	Balance Sheet Location	2012	2011
Metal	Accrued liabilities	$5.8	$10.1
	Other long-term liabilities	0.5	3.5
Natural gas	Accrued liabilities	0.6	4.0
Total		$6.9	$17.6
Derivative contracts are recorded at fair value under ASC 820 using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3—Inputs that are both significant to the fair value measurement and unobservable.
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

liabilities that are accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 and the level in the fair value hierarchy:

	Fair Value Measurements at December 31, 2012 Using:
	Total Carrying	Quoted Prices in	Significant	Significant
	Value in the	Active Markets for	Other Observable	Unobservable
	Consolidated	Identical Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$15.7	$—	$15.7	$—
Derivative liabilities	(19.4)	—	(19.4)	—
Net derivative liabilities	$(3.7)	$—	$(3.7)	$—

	Fair Value Measurements at December 31, 2011 Using:
	Total Carrying	Quoted Prices in	Significant	Significant
	Value in the	Active Markets for	Other Observable	Unobservable
	Consolidated	Identical Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$21.1	$—	$21.1	$—
Derivative liabilities	(37.9)	—	(37.9)	—
Net derivative liabilities	$(16.8)	$—	$(16.8)	$—
Both realized and unrealized gains and losses on those derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Operations. Realized losses (gains) on derivative financial instruments totaled the following during the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010:

	Realized Losses (Gains) on Derivative Financial Instruments
	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Metal	$5.0	$(41.9)	$11.5	$(11.8)
Natural gas	6.4	3.8	2.1	1.2
Currency	1.6	0.3	—	—
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2012 and 2011, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We also enter into call option contracts to manage the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2012 and 2011, we had 2.2 trillion and 2.3 trillion, respectively, of British thermal unit forward buy contracts.
Currency Exchange Hedging
The construction of the Zhenjiang rolling mill increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while Aleris Zhenjiang’s source of funding was the U.S. dollar and Renminbi denominated China Loan Facility. Equity contributions were primarily made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated Statements of Operations. These call option contracts covered periods consistent with known or expected exposures during 2012. As of December 31, 2012, Aleris Zhenjiang had no euro call option contracts. As of December 31, 2011, Aleris Zhenjiang had euro call option contracts covering a notional amount of $48.5.
Credit Risk
We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading.
Other Financial Instruments
The carrying amount and fair values of our other financial instruments at December 31, 2012 and 2011 are as follows:

	December 31,
	2012		2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$592.9	$592.9	$231.4	$231.4
ABL Facility	—	—	—	—
Exchangeable Notes	44.2	103.4	44.1	107.4
7 5/8% Senior Notes	492.7	507.5	491.2	490.0
7 7/8% Senior Notes	491.4	502.5	—	—
China Loan Facility	186.8	188.1	55.9	56.9
The following table sets forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of December 31, 2012 and 2011:

	Fair value measurements at December 31, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$592.9	$592.9	$—	$—
Exchangeable Notes	103.4	—	—	103.4
7 5/8% Senior Notes	507.5	507.5	—	—
7 7/8% Senior Notes	502.5	502.5	—	—
China Loan Facility	188.1	—	—	188.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	Fair value measurements at December 31, 2011 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$231.4	$231.4	$—	$—
Exchangeable Notes	107.4	—	—	107.4
7 5/8% Senior Notes	490.0	490.0	—	—
China Loan Facility	56.9	—	—	56.9
The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.3% as of December 31, 2012 and 1.7% as of December 31, 2011 and expected equity volatility of 60%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% Senior Notes and the 7 7/8% Senior Notes were estimated using market quotations. The carrying amount of the China Loan Facility approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
13. INCOME TAXES
The income (loss) before income taxes was as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
U.S.	$2.4	$3.4	$(13.8)	$814.7
International	130.0	153.6	85.5	1,380.7
Total	$132.4	$157.0	$71.7	$2,195.4
The provision for (benefit from) income taxes was as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Current:
Federal	$(1.3)	$2.5	$3.3	$(0.8)
State	0.3	1.2	1.0	(0.1)
International	16.0	25.7	0.8	3.6
	$15.0	$29.4	$5.1	$2.7
Deferred:
Federal	$(1.1)	$0.4	$0.2	$(10.7)
State	—	(0.2)	0.3	(1.2)
International	11.5	(33.8)	(5.3)	0.5
	$10.4	$(33.6)	$(4.8)	$(11.4)
Provision for (benefit from) income taxes	$25.4	$(4.2)	$0.3	$(8.7)
The income tax expense, computed by applying the federal statutory tax rate to the income (loss) before income taxes, differed from the provision for (benefit from) income taxes as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Income tax expense at the federal statutory rate	$46.4	$55.0	$25.1	$768.4
Foreign income tax rate differences	(19.1)	(53.4)	3.4	(438.1)
State income taxes, net	(1.3)	0.9	0.6	42.4
Tax on deemed dividend of foreign earnings, net of foreign tax credit	7.1	19.0	—	—
Foreign intercompany debt revaluation	—	6.1	—	—
Change in uncertain tax position	0.4	6.3	0.7	(0.6)
Plan of reorganization adjustment	—	—	—	(671.6)
Fresh-start accounting adjustment	—	—	—	483.3
Change in valuation allowance	(8.0)	(37.8)	(29.4)	(196.4)
Other, net	(0.1)	(0.3)	(0.1)	3.9
Provision for (benefit from) income taxes	$25.4	$(4.2)	$0.3	$(8.7)
A $134.4 tax effect and a corresponding valuation allowance related to an increase in the tax net operating loss in a non-U.S. tax jurisdiction were excluded from “Foreign income tax rate differences” and “Change in valuation allowance” in the preceding reconciliation for the year ended December 31, 2012.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2012	2011
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$37.2	$21.9
Derivative financial instruments	0.5	7.7
Exchange gain	0.5	0.4
Prepaid expenses	0.9	1.1
Inventories	3.4	6.2
Other	6.3	7.6
Total deferred tax liabilities	$48.8	$44.9
Deferred Tax Assets
Net operating loss carryforwards	$356.2	$203.3
Property, plant and equipment and intangible assets	95.5	115.1
Tax credit carryforwards	5.2	11.9
Accrued liabilities	20.0	25.8
Accrued pension benefits	51.5	36.9
Accrued postretirement benefits	22.1	22.5
Derivative financial instruments	1.8	2.3
Inventories	4.3	5.9
Start-up expenses	7.4	—
Other	16.5	14.4
	$580.5	$438.1
Valuation allowance	(502.8)	(364.6)
Total deferred tax assets	$77.7	$73.5
Net deferred tax assets	$28.9	$28.6
At December 31, 2012 and 2011, we had valuation allowances of $502.8 and $364.6, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2012 and 2011 valuation allowances, $384.6 and $244.3 relate primarily to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions, $105.5 and $109.1 relate primarily to the U.S. federal effects of amortization, pension and postretirement benefits and $12.7 and $11.2 relate primarily to the state effects of amortization, pension and postretirement benefits, respectively. The net increase in the valuation allowance is primarily attributable to an increase in the tax net operating loss in a

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

non-U.S. tax jurisdiction that has a full valuation allowance against its net deferred tax assets. We will maintain full valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The valuation allowances recognized relate to certain net deferred tax assets in U.S. and non-U.S. tax jurisdictions. The following table summarizes the change in the valuation allowances:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Balance at beginning of the period	$364.6	$399.4	$405.1	$648.4
Additions (reversals) recorded in the provision for (benefit from) income taxes	126.4	(37.8)	(29.4)	20.9
Accumulated other comprehensive income	6.6	11.0	—	—
Currency translation	5.2	(8.0)	23.7	(46.9)
Balance at end of the period	$502.8	$364.6	$399.4	$622.4
As a result of the plan of reorganization, adjustments were required to valuation allowances, which resulted in a net decrease in valuation allowances of $217.3. The net decrease was primarily the result of U.S. federal and state tax attribute reductions related to debt cancellation income and differences between fresh-start reporting fair value and tax bases of assets and liabilities at entities with valuation allowances.
The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will recognize a tax benefit from $1.4 of stock-based compensation expense in additional paid-in-capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized. During the year ended December 31, 2011, $1.6 of excess tax benefits were recognized associated with the Company’s share-based payment arrangements.
At December 31, 2012, we had approximately $1,179.8 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $1,054.8 can be carried forward indefinitely. The remaining net operating loss carryforwards may be carried forward from 5 to 20 years. At December 31, 2012, the U.S. federal net operating loss carryforward was $34.2. The tax benefits associated with state net operating loss carryforwards at December 31, 2012 were $1.6.
At December 31, 2012 and 2011, we had $3.6 and $0.9, respectively, of unused state tax credit carryforwards for which a full valuation allowance has been provided.
Substantially all of the $43.4 of undistributed earnings of our non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.
The following table summarizes the change in uncertain tax positions:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Balance at beginning of the period	$17.6	$12.5	$10.7	$13.3
Additions based on tax positions related to current year	2.1	—	0.7	0.7
Additions for tax positions of prior years	0.4	8.9	1.1	—
Reductions for tax positions of prior years	(0.5)	(2.7)	—	(3.3)
Settlements	(1.1)	(1.1)	—	—
Balance at end of period	$18.5	$17.6	$12.5	$10.7
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within the “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations. Interest of $3.5 and $1.9 was accrued on the uncertain tax positions as of

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

December 31, 2012 and 2011, respectively. Total interest of $1.5, $1.3, $0.0 and $0.1 was recognized as part of the provision for (benefit from) income taxes for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010, respectively. Accrued penalties are not significant.
The 2005 through 2011 tax years remain open to examination. During the fourth quarter of 2012, the IRS notified us that it would begin an examination of our tax returns for tax years ended December 31, 2011 and 2010. We have continuing responsibility for the open tax years for the Predecessor’s non-filing foreign subsidiaries. A non-U.S. taxing jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within three months of the reporting date. We anticipate that the settlement of adjustments to various intercompany charges and depreciation lives, which are used in the preparation of the tax returns under audit, will result in a decrease in the reserve of $17.1.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease various types of equipment and property, primarily office space at various locations and the equipment utilized in our operations. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, are as follows:

	2013	2014	2015	2016	2017	Thereafter
Operating leases	$9.9	$5.9	$3.5	$2.3	$1.7	$0.8
Rental expense for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 was $16.0, $18.5, $10.4 and $7.3, respectively.
Purchase Obligations
Our non-cancelable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2012, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the amounts shown below. As of December 31, 2012, amounts due under long-term non-cancelable purchase obligations are as follows:

	2013	2014	2015	2016	2017	Thereafter
Purchase obligations	$415.5	$343.9	$114.1	$47.0	$—	$—
Amounts purchased under long-term purchase obligations during the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 approximated previously projected amounts.
Employees
Approximately 45% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements.
Environmental Proceedings
Our operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements.
We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar stated statutes and may be named a potentially

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in four states and one non-U.S. country at seven sites.
Our reserves for environmental remediation liabilities totaled $34.2 and $36.5 at December 31, 2012 and 2011, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at December 31, 2012 and December 31, 2011, $6.5 and $6.9, respectively, are indemnified by Corus Group Ltd. These amounts are in addition to our asset retirement obligations discussed in Note 8, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
The changes in our accruals for environmental liabilities are as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Balance at the beginning of the period	$36.5	$36.2	$35.9	$42.3
Revisions and liabilities incurred	(1.8)	0.7	(0.4)	2.2
Payments	(0.6)	(0.2)	(0.4)	(0.2)
Translation and other charges	0.1	(0.2)	1.1	(0.8)
Balance at the end of the period	$34.2	$36.5	$36.2	$43.5
Pursuant to the Plan, $7.6 of environmental liabilities at sites where we have been named the primary responsible party but which are owned by a third party were discharged and written off through the Plan of Reorganization adjustments.
Legal Proceedings
We are party to routine litigation and proceedings as part of the ordinary course of business and do not believe that the outcome of any existing proceedings would have a material adverse effect on our financial position, results of operations or cash flows. We have established accruals for those loss contingencies, including litigation and environmental contingencies, for which it has been determined that a loss is probable; none of such loss contingencies is material. For those loss contingencies, including litigation and environmental contingencies, which have been determined to be reasonably possible, an estimate of the possible loss or range of loss cannot be determined because the claims, amount claimed, facts or legal status are not sufficiently developed or advanced in order to make such a determination. While we cannot estimate the loss or range of loss at this time, we do not believe that the outcome of any of these existing proceedings would be material.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operating structure includes one global rolled and extruded products business unit and two regional recycling business units. This operating structure supports our growth strategies and provides the appropriate focus on our global markets, including aerospace, automotive, commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. Within our business units, we report five operating segments (each of which is considered a reportable segment). The reportable segments are based on the organizational structure that is used by the Company’s chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available.
The Company’s operating segments are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).
For the years ended December 31, 2012 and 2011, Aleris Zhenjiang incurred only start-up expenses, which are not included in management’s definition of segment performance, as defined below.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Rolled Products North America
Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill and continuous ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other things, building panels, truck trailers, gutters, appliances, and recreational vehicles.
Rolled Products Europe
Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other things, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction, and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Extrusions
Our Extrusions segment is a leading producer of soft and hard alloy extruded aluminum profiles targeted at high demand end-uses. Our extruded aluminum products are used for the automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. The extrusion plant in Bonn operates one of the largest extrusion presses in the world, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloy agents as needed to produce recycled aluminum generally for customers serving end-uses related to consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys and chemical compositions with specific properties (including increased strength, formability and wear resistance) as specified by customers for their particular applications. Our specification alloy operations typically deliver recycled and specification alloy products in molten or ingot form to customers principally in the U.S. automotive industry. A portion of this segment’s products are sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.
Recycling and Specification Alloys Europe
Our RSEU segment is a leading European recycler of aluminum scrap and magnesium. Our recycling operations primarily convert aluminum scrap, dross (a by-product of the melting process) and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our European operations supply specification alloys to the European automobile industry and serve other European aluminum industries from its plants. Our recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, net, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices and Aleris Zhenjiang are not allocated to the segments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Reportable Segment Information
The following table shows our revenues, segment income and other financial information for each of our reportable segments:

						Intersegment
	RPNA	RPEU	Extrusions	RSAA	RSEU	Revenues	Total
Year Ended December 31, 2012 (Successor)
Revenues to external customers	$1,297.6	$1,254.6	$349.1	$940.3	$570.8		$4,412.4
Inter-segment revenues	2.1	70.3	8.3	7.3	31.1	$(119.1)	—
Total revenues	1,299.7	1,324.9	357.4	947.6	601.9	(119.1)	4,412.4
Segment income	117.6	144.6	16.4	53.6	19.4		351.6
Segment assets	566.0	681.3	133.1	287.6	175.3		1,843.3
Payments for property, plant and equipment	54.0	62.8	17.0	46.4	11.4		191.6
Year Ended December 31, 2011 (Successor)
Revenues to external customers	$1,344.6	$1,460.1	$398.7	$978.6	$644.4		$4,826.4
Inter-segment revenues	1.8	81.5	11.6	5.2	40.7	$(140.8)	—
Total revenues	1,346.4	1,541.6	410.3	983.8	685.1	(140.8)	4,826.4
Segment income	111.1	157.6	10.9	80.9	35.3		395.8
Segment assets	504.5	551.6	120.6	275.2	162.1		1,614.0
Payments for property, plant and equipment	35.1	19.3	12.7	34.1	15.8		117.0
Seven Months Ended December 31, 2010 (Successor)
Revenues to external customers	$697.9	$726.4	$204.0	$534.4	$311.4		$2,474.1
Inter-segment revenues	1.5	37.3	10.6	6.1	21.5	$(77.0)	—
Total revenues	699.4	763.7	214.6	540.5	332.9	(77.0)	2,474.1
Segment income	44.9	40.4	5.3	33.8	16.8		141.2
Payments for property, plant and equipment	14.1	12.0	5.0	8.8	3.3		43.2
Five Months Ended May 31, 2010 (Predecessor)
Revenues to external customers	$506.4	$438.6	$131.4	$367.8	$198.8		$1,643.0
Inter-segment revenues	0.8	25.8	1.1	5.9	15.7	$(49.3)	—
Total revenues	507.2	464.4	132.5	373.7	214.5	(49.3)	1,643.0
Segment income	49.4	55.1	2.7	29.7	10.9		147.8
Payments for property, plant and equipment	6.0	1.3	2.4	5.2	0.5		15.4
Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Profits
Total segment income	$351.6	$395.8	$141.2	$147.8
Unallocated amounts:
Depreciation and amortization	(84.8)	(70.3)	(38.4)	(20.2)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(56.3)	(60.8)	(28.1)	(14.6)
Restructuring and impairment (charges) gains	(9.6)	(4.4)	(12.1)	0.4
Interest expense, net	(52.4)	(46.3)	(7.0)	(73.6)
Unallocated gains (losses) on derivative financial instruments	13.9	(37.9)	18.8	(38.9)
Reorganization items, net	(0.4)	1.3	(7.4)	2,227.3
Unallocated currency exchange gains (losses)	0.2	(1.2)	3.0	(32.0)
Start-up expenses	(28.1)	(10.2)	(2.0)	—
Other (expense) income, net (including research and development contract termination costs)	(1.7)	(9.0)	3.7	(0.8)
Income before income taxes	$132.4	$157.0	$71.7	$2,195.4

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$191.6	$117.0	$43.2	$15.4
Other payments for property, plant and equipment	198.6	87.6	3.3	0.6
Total consolidated payments for property, plant and equipment	$390.2	$204.6	$46.5	$16.0

Assets
Total assets for reportable segments	$1,843.3	$1,614.0
Unallocated assets	1,074.9	423.6
Total consolidated assets	$2,918.2	$2,037.6
Geographic Information
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived assets (net of accumulated depreciation and amortization):

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Revenues
United States	$2,077.3	$2,154.2	$1,080.7	$786.5
International:
Asia	185.1	181.4	96.0	50.2
Europe	1,822.6	2,160.1	1,066.6	659.5
Mexico, Canada and South America	320.7	291.9	227.1	143.8
Other	6.7	38.8	3.7	3.0
Total international revenues	2,335.1	2,672.2	1,393.4	856.5
Consolidated revenues	$4,412.4	$4,826.4	$2,474.1	$1,643.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	December 31,
	2012	2011
Long-lived tangible assets
United States	$377.0	$311.3
International:
Asia	329.7	94.1
Europe	350.5	247.0
Mexico, Canada and South America	19.8	18.1
Total international	700.0	359.2
Consolidated total	$1,077.0	$670.5

16. EARNINGS PER SHARE
Basic earnings per share was computed using the two-class method by dividing net income available to common stockholders, after deducting undistributed earnings allocated to participating securities, by the average number of shares of our common stock outstanding during the period. Pursuant to the two-class method, all earnings, whether distributed or undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Our restricted stock units and restricted shares have nonforfeitable rights to dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock, and, therefore, meet the definition of a participating security. No undistributed earnings have been allocated to the participating securities for the year ended December 31, 2011 earnings per share calculation based on the fact the cash dividend paid during the period exceeded our earnings. Diluted earnings per share was computed by giving effect to all potentially dilutive securities that were outstanding. The following table summarizes basic and diluted earnings per share (in millions, except per share data):

	For the years ended December 31,		For the seven
			months ended
	2012	2011	December 31, 2010
Net income attributable to Aleris Corporation	$107.5	$161.6	$71.4
Less: Preferred stock dividend (paid or unpaid)	(0.4)	(0.4)	(0.2)
Less: Undistributed earnings allocated to participating securities	(0.6)	—	(0.7)
Less: Redemption value adjustments to redeemable noncontrolling interest	(4.7)	—	—
Net income available to common stockholders - Basic	101.8	161.2	70.5
Add: Interest on Exchangeable Notes	2.8	1.8	1.2
Add: Preferred stock dividend (paid or unpaid)	0.4	0.4	0.2
Add: Undistributed earnings allocated to participating securities	0.6	—	0.7
Less: Undistributed earnings reallocated to participating securities	(0.5)	—	(0.7)
Net income available to common stockholders - Diluted	$105.1	$163.4	$71.9

Average shares of common stock outstanding	31.1	31.0	30.9
Dilutive effect of:
Stock options	0.7	0.6	—
Restricted stock units and restricted shares	—	0.1	—
Redeemable preferred stock	0.2	0.1	0.2
Exchangeable Notes	2.1	1.5	1.5
Average dilutive shares of common stock outstanding	34.1	33.3	32.6

Basic earnings per share	$3.28	$5.20	$2.28
Diluted earnings per share	$3.08	$4.91	$2.21

The effect of certain stock options were excluded from the computations of the weighted average dilutive shares outstanding as inclusion would have resulted in antidilution. Additionally, restricted stock units and restricted shares were excluded from the computation of weighted average dilutive shares outstanding for the year ended December 31, 2012 and the seven months ended December 31, 2010, as they are considered participating securities. A summary of these stock options,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

restricted stock units and restricted shares as of December 31, 2012, 2011 and 2010 is shown below (in millions, except per share data):

	For the years ended December 31,		For the seven
			months ended
	2012	2011	December 31, 2010
Number of stock options	0.2	0.1	2.0
Weighted average exercise price	$47.71	$46.99	$37.82
Restricted stock units and restricted shares	0.2	—	0.3
Weighted average grant date fair value	$33.47	$50.30	$29.22

17. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, which are items that change equity during the reporting period, but are not included in earnings:

		Currency	Pension and other
Predecessor	Total	translation	postretirement
Balance at January 1, 2010	$25.0	$43.9	$(18.9)
Current year currency translation adjustments	44.2	44.2	—
Amortization of net actuarial loss and prior service cost	0.5	—	0.5
Effect of exchange rates	(2.3)	—	(2.3)
Fresh-start accounting adjustments	(67.4)	(88.1)	20.7
Balance at June 1, 2010	$—	$—	$—
Successor
Balance at June 1, 2010	$—	$—	$—
Current year currency translation adjustments	21.0	21.0	—
Recognition of net actuarial gains	8.2	—	8.2
Effect of exchange rates	0.1	—	0.1
Deferred tax on pension and other postretirement liability adjustment	(2.6)	—	(2.6)
Balance at December 31, 2010	26.7	21.0	5.7
Current year currency translation adjustments	(19.2)	(19.2)	—
Recognition of net actuarial losses	(39.5)	—	(39.5)
Recognition of prior service cost	(0.9)	—	(0.9)
Effect of exchange rates	0.5	—	0.5
Deferred tax on pension and other postretirement liability adjustment	3.4	—	3.4
Balance at December 31, 2011	(29.0)	1.8	(30.8)
Current year currency translation adjustments	10.8	10.8	—
Recognition of net actuarial losses	(55.7)	—	(55.7)
Amortization of net actuarial losses and prior service cost	0.7	—	0.7
Effect of exchange rates	(1.1)	—	(1.1)
Deferred tax on pension and other postretirement liability adjustment	11.9	—	11.9
Balance at December 31, 2012	$(62.4)	$12.6	$(75.0)

18. REORGANIZATION UNDER CHAPTER 11 AND FRESH-START ACCOUNTING
Chapter 11 Reorganization
As a result of a liquidity crisis brought on by the global recession and financial crisis, the Predecessor decided to seek Chapter 11 bankruptcy protection to restructure its operations and financial position. On February 12, 2009 (the “Petition Date”), the Predecessor and most of its wholly owned U.S. subsidiaries (collectively, the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 (collectively, the “Chapter 11 Petitions”) of the Bankruptcy Code in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”) and Aleris Deutschland Holding GmbH (“ADH”), a wholly owned German subsidiary, filed a voluntary petition on February 5, 2010. The cases of the Debtors (the “Bankruptcy Cases”) were jointly administered under Aleris International, Inc., Case No. 09-10478 (BLS). Certain of its U.S. subsidiaries and all of its international operations (with the exception of ADH) were not part of the Chapter 11 filings.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

On February 5, 2010, the Debtors filed a joint plan of reorganization in the Bankruptcy Cases and a related Disclosure Statement for the Plan of Aleris International, Inc. and its Debtors (the “Disclosure Statement”) with the Bankruptcy Court. On March 12, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Debtors to begin soliciting votes from their creditors to accept or reject the Plan. On May 13, 2010, the Bankruptcy Court entered an order confirming the Plan. On the Effective Date, the Debtors consummated the reorganization contemplated by the Plan and emerged from Chapter 11.
Under the Plan, the Predecessor equity, and certain debt and other obligations were cancelled, extinguished and adjusted as follows:

▪	The Predecessor common and preferred stock were extinguished, and no distributions were made to the Predecessor’s stockholder;

▪
Creditors of the U.S. Debtors whose aggregate allowed general unsecured claim was less than ten thousand dollars and certain creditors who elected to be included in this class were grouped into a convenience class and each received 50% of their allowed claim (with a claim limitation not to exceed ten thousand dollars) or $2.8 in the aggregate, subject to adjustment for the resolution of disputed claims;

▪
Creditors of the U.S. Debtors with general unsecured claims in excess of ten thousand dollars (who did not elect to participate in the convenience class) were entitled to receive their pro rata share of $16.5; and

▪	Creditors of the U.S. Debtors with allowed other secured claims received 100% of their claim amount.
Fresh-Start Accounting
On the Effective date, the Successor applied fresh-start accounting because (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan was less than the total of all postpetition liabilities and allowed claims and (ii) the holder of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan received less than 50% of the voting shares of the emerging entity.
ASC 852 provides for, among other things, a determination of the value to be assigned to the emerging company as of the Effective Date (the “Reorganization Value”). The Disclosure Statement included a range of enterprise values from $925.0 to $1,195.0. After negotiations between the Debtors, creditors and three of the Debtors’ largest lenders, Oaktree Capital Management, L.P., on behalf of the Oaktree Funds, certain investment funds managed by affiliates of Apollo Management Holdings, L.P., and Sankaty Advisors, LLC, on behalf of the investment funds advised by it, an enterprise value of approximately $1,012.5 was agreed-upon by the required majority of creditors and approved by the Bankruptcy Court. Reorganization Value was allocated to the assets in conformity with the procedures specified by ASC 805. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit and accumulated other comprehensive income were eliminated.
Tax Implications Arising from Bankruptcy Emergence
Under the Plan, the assets of the Predecessor in the U.S. were acquired by the Successor in a taxable transaction. As a result, the Successor established a new tax basis in the acquired assets located in the U.S. equal to the fair market value at the Effective Date. None of the U.S. tax attributes of the Predecessor transfer to the Successor. Cancellation of indebtedness income (“CODI”) is recognized by the Predecessor upon the discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of emergence, the tax attributes of the Predecessor were reduced to zero as an offset against the CODI.
Reorganization Items, net
Professional advisory fees and other costs directly associated with our reorganization are reported as reorganization items pursuant to ASC 852. Reorganization items also include provisions and adjustments to record the carrying value of certain prepetition liabilities at their estimated allowable claim amounts as well as the impact of the liquidation of Aleris Aluminum Canada S.E.C. / Aleris Aluminum Canada, L.P. (“Canada LP”) in 2009. Fresh-start accounting adjustments reflect the pre-tax impact of the application of fresh-start accounting.
The “Reorganization items, net” in the Consolidated Statements of Operations consisted of the following items:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$(2,204.0)
Fresh-start accounting	—	—	—	(61.6)
Professional fees and expenses	—	1.5	5.5	34.3
Write-off of debt issuance costs	—	—	—	7.6
U.S. Trustee fees	—	—	0.4	0.6
Liquidation of Canada LP	—	(2.4)	—	(5.1)
Other	0.4	(0.4)	1.5	0.9
Total Reorganization Items, net	$0.4	$(1.3)	$7.4	$(2,227.3)

19. SUPPLEMENTAL INFORMATION
Supplemental cash flow information and contractual interest are as follows:

	(Successor)			(Predecessor)
	For the years ended December 31,		For the seven	For the five
			months ended	months ended
	2012	2011	December 31, 2010	May 31, 2010
Cash payments (receipts) for:
Interest	$51.2	$28.3	$0.3	$28.7
Income taxes	8.6	14.9	—	(6.0)
Contractual interest	N/A	N/A	N/A	129.9
Non-cash financing activity associated with lease contracts	2.0	3.3	—	0.3
20. STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK
The following table shows changes in the number of our outstanding common shares:

Outstanding common shares
Balance at June 1, 2010	—
Original issuance of common stock	30,877,371
Employee common stock purchases	28,563
Issuance of common stock to employees for services	7,621
Issuance associated with vested restricted stock units	35,885
Issuance associated with restricted shares	20,000
Balance at December 31, 2010	30,969,440
Issuance of common stock to employees for services	3,842
Issuance associated with vested restricted stock units	58,589
Balance at December 31, 2011	31,031,871
Issuance associated with options exercised	8,843
Issuance associated with vested restricted stock units	56,558
Balance at December 31, 2012	31,097,272
Our capital structure includes 5,000 shares of Aleris International Series A exchangeable preferred stock (the “Redeemable Preferred Stock”) with a liquidation preference of one thousand dollars per share and a par value of $0.01 per share. The Redeemable Preferred Stock accrues dividends at 8.0% per annum (payable semi-annually on January 15 and July 15 if and when declared by Aleris International’s Board). All shares of Redeemable Preferred Stock were issued on the Effective Date to three of the Debtors’ largest lenders, Oaktree Capital Management, L.P., on behalf of the Oaktree Funds, certain investment funds managed by affiliates of Apollo Management Holdings, L.P., and Sankaty Advisors, LLC, on behalf of the investment funds advised by it, in exchange for $5.0. The Redeemable Preferred Stock is subject to mandatory redemption on the fifth anniversary of the Effective Date, or June 1, 2015, and is exchangeable, at the holder’s option, at any time after

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

June 1, 2013 but prior to redemption, into our common stock on an initial per share dollar exchange ratio of $32.74 per share ($23.30 at December 31, 2012), subject to adjustment. The Redeemable Preferred Stock can also be exchanged immediately prior to an initial public offering or upon the occurrence of a fundamental change. The Redeemable Preferred Stock is classified as temporary equity because its terms include a mandatory redemption feature on a fixed date for a fixed price.
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% Senior Notes and the 7 7/8% Senior Notes, respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2012 and 2011. The condensed consolidating statements of comprehensive income and cash flows are presented for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010.
The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged in the event of:

▪	any sale of the Guarantor Subsidiary or of all or substantially all of its assets;

▪	a Guarantor Subsidiary being designated as an “unrestricted subsidiary” in accordance with the indentures governing the Senior Notes;

▪
the release or discharge of a Guarantor Subsidiary from its guarantee under the ABL Facility or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indentures governing the Senior Notes; and

▪	the requirements for legal defeasance or covenant defeasance or discharge of the indentures governing the Senior Notes having been satisfied.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$472.4	$—	$121.6	$(1.1)	$592.9
Accounts receivable, net	—	1.5	149.3	233.2	—	384.0
Inventories	—	—	259.4	424.0	—	683.4
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	0.1	12.9	13.3	—	26.3
Total Current Assets	—	474.0	425.5	801.1	(1.1)	1,699.5
Property, plant and equipment, net	—	—	375.4	701.6	—	1,077.0
Intangible assets, net	—	—	29.7	15.9	—	45.6
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	14.3	2.6	42.4	—	59.3
Investment in subsidiaries/intercompany receivables (payables), net	633.9	1,207.4	227.4	99.0	(2,167.7)	—
Total Assets	$633.9	$1,695.7	$1,060.6	$1,696.8	$(2,168.8)	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.4	$122.1	$216.8	$(1.1)	$341.2
Accrued liabilities	—	23.7	67.6	211.1	—	302.4
Deferred income taxes	—	—	—	12.0	—	12.0
Current portion of long-term debt	—	—	—	9.0	—	9.0
Total Current Liabilities	—	27.1	189.7	448.9	(1.1)	664.6
Long-term debt	—	1,028.4	—	190.5	—	1,218.9
Deferred income taxes	—	—	3.9	4.9	—	8.8
Accrued pension benefits	—	—	71.8	186.4	—	258.2
Accrued postretirement benefits	—	—	52.0	—	—	52.0
Other long-term liabilities	—	—	31.5	44.4	—	75.9
Total Long-Term Liabilities	—	1,028.4	159.2	426.2	—	1,613.8
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation Equity	633.9	634.5	711.7	821.5	(2,167.7)	633.9
Noncontrolling interest	—	—	—	0.2	—	0.2
Total Liabilities and Equity	$633.9	$1,695.7	$1,060.6	$1,696.8	$(2,168.8)	$2,918.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2011
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$67.1	$—	$165.7	$(1.4)	$231.4
Accounts receivable, net	—	1.3	150.5	249.3	—	401.1
Inventories	—	—	220.7	365.0	—	585.7
Deferred income taxes	—	—	1.4	4.6	—	6.0
Prepaid expenses and other current assets	—	3.6	9.5	12.6	(2.7)	23.0
Total Current Assets	—	72.0	382.1	797.2	(4.1)	1,247.2
Property, plant and equipment, net	—	—	309.9	360.6	—	670.5
Intangible assets, net	—	—	31.8	15.9	—	47.7
Deferred income taxes	—	—	—	33.9	—	33.9
Other long-term assets	—	15.8	3.8	18.7	—	38.3
Investment in subsidiaries/intercompany receivables (payables), net	554.4	1,010.3	345.0	(21.4)	(1,888.3)	—
Total Assets	$554.4	$1,098.1	$1,072.6	$1,204.9	$(1,892.4)	$2,037.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.3	$106.4	$179.1	$(1.4)	$287.4
Accrued liabilities	—	—	92.5	143.3	(2.7)	233.1
Deferred income taxes	—	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	—	6.9	—	6.9
Total Current Liabilities	—	3.3	198.9	335.5	(4.1)	533.6
Long-term debt	—	535.4	—	59.7	—	595.1
Deferred income taxes	—	—	1.5	3.6	—	5.1
Accrued pension benefits	—	—	65.4	140.8	—	206.2
Accrued postretirement benefits	—	—	52.9	—	—	52.9
Other long-term liabilities	—	0.1	32.4	46.1	—	78.6
Total Long-Term Liabilities	—	535.5	152.2	250.2	—	937.9
Redeemable noncontrolling interest	—	5.4	—	—	—	5.4
Total Aleris Corporation Equity	554.4	553.9	721.5	612.9	(1,888.3)	554.4
Noncontrolling interest	—	—	—	6.3	—	6.3
Total Liabilities and Equity	$554.4	$1,098.1	$1,072.6	$1,204.9	$(1,892.4)	$2,037.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2012 (Successor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$2,050.3	$2,371.2	$(9.1)	$4,412.4
Cost of sales	—	—	1,878.1	2,078.2	(9.1)	3,947.2
Gross profit	—	—	172.2	293.0	—	465.2
Selling, general and administrative expenses	—	0.4	121.0	147.6	—	269.0
Restructuring and impairment charges	—	—	2.2	7.4	—	9.6
Losses (gains) on derivative financial instruments	—	—	3.8	(5.1)	—	(1.3)
Other operating expense (income), net	—	—	1.3	(0.2)	—	1.1
Operating (loss) income	—	(0.4)	43.9	143.3	—	186.8
Interest expense, net	—	—	51.5	0.9	—	52.4
Reorganization items, net	—	—	0.4	—	—	0.4
Other (income) expense, net	—	—	(5.6)	7.2	—	1.6
Equity in net earnings of affiliates	(107.5)	(107.9)	(2.3)	—	217.7	—
Income (loss) before income taxes	107.5	107.5	(0.1)	135.2	(217.7)	132.4
(Benefit from) provision for income taxes	—	—	(2.9)	28.3	—	25.4
Net income	107.5	107.5	2.8	106.9	(217.7)	107.0
Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Net income attributable to Aleris Corporation	$107.5	$107.5	$2.8	$107.4	$(217.7)	$107.5

Comprehensive income	$74.1	$74.1	$(15.6)	$91.8	$(150.8)	$73.6
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Comprehensive income attributable to Aleris Corporation	$74.1	$74.1	$(15.6)	$92.3	$(150.8)	$74.1

	For the year ended December 31, 2011 (Successor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$2,122.2	$2,714.7	$(10.5)	$4,826.4
Cost of sales	—	—	1,949.3	2,415.5	(10.5)	4,354.3
Gross profit	—	—	172.9	299.2	—	472.1
Selling, general and administrative expenses	—	0.1	114.4	159.8	—	274.3
Restructuring and impairment charges	—	—	0.6	3.8	—	4.4
(Gains) losses on derivative financial instruments	—	—	(5.2)	5.2	—	—
Other operating expense (income), net	—	—	1.9	(4.3)	—	(2.4)
Operating (loss) income	—	(0.1)	61.2	134.7	—	195.8
Interest expense, net	—	—	40.1	6.2	—	46.3
Reorganization items, net	—	(0.2)	(1.1)	—	—	(1.3)
Other (income) expense, net	—	—	(6.5)	0.3	—	(6.2)
Equity in net earnings of affiliates	(161.6)	(161.5)	(7.2)	—	330.3	—
Income before income taxes	161.6	161.6	35.9	128.2	(330.3)	157.0
Provision for (benefit from) income taxes	—	—	3.5	(7.7)	—	(4.2)
Net income	161.6	161.6	32.4	135.9	(330.3)	161.2
Net loss attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Net income attributable to Aleris Corporation	$161.6	$161.6	$32.4	$136.3	$(330.3)	$161.6

Comprehensive income	$105.9	$105.9	$2.2	$111.9	$(220.2)	$105.7
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to Aleris Corporation	$105.9	$105.9	$2.2	$112.1	$(220.2)	$105.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the seven months ended December 31, 2010 (Successor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,074.3	$1,405.7	$(5.9)	$2,474.1
Cost of sales	—	—	994.0	1,263.7	(5.9)	2,251.8
Gross profit	—	—	80.3	142.0	—	222.3
Selling, general and administrative expenses	—	—	57.0	83.0	—	140.0
Restructuring and impairment charges	—	—	0.1	12.0	—	12.1
Losses (gains) on derivative financial instruments	—	—	9.3	(15.5)	—	(6.2)
Other operating expense (income), net	—	—	0.1	(2.2)	—	(2.1)
Operating income	—	—	13.8	64.7	—	78.5
Interest expense, net	—	—	3.8	3.2	—	7.0
Reorganization items, net	—	1.2	6.4	(0.2)	—	7.4
Other income, net	—	(0.2)	(2.1)	(5.3)	—	(7.6)
Equity in net earnings of affiliates	(71.4)	(72.4)	(4.5)	—	148.3	—
Income before income taxes	71.4	71.4	10.2	67.0	(148.3)	71.7
Provision for (benefit from) income taxes	—	—	4.6	(4.3)	—	0.3
Net income attributable to Aleris Corporation	$71.4	$71.4	$5.6	$71.3	$(148.3)	$71.4

Comprehensive income attributable to Aleris Corporation	$98.1	$98.1	$8.7	$94.9	$(201.7)	$98.1

	For the five months ended May 31, 2010 (Predecessor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$766.3	$879.9	$(3.2)	$1,643.0
Cost of sales	—	—	686.8	772.2	(3.2)	1,455.8
Gross profit	—	—	79.5	107.7	—	187.2
Selling, general and administrative expenses	—	—	32.1	52.1	—	84.2
Restructuring and impairment (gains) charges	—	—	(0.6)	0.2	—	(0.4)
Losses on derivative financial instruments	—	—	8.7	19.9	—	28.6
Other operating expense, net	—	—	0.4	—	—	0.4
Operating income	—	—	38.9	35.5	—	74.4
Interest expense, net	—	—	53.7	19.9	—	73.6
Reorganization items, net	—	777.5	(1,471.4)	(1,533.4)	—	(2,227.3)
Other (income) expense, net	—	(32.0)	(1.7)	66.4	—	32.7
Equity in net earnings of affiliates	(2,204.1)	(2,948.4)	38.0	—	5,114.5	—
Income before income taxes	2,204.1	2,202.9	1,420.3	1,482.6	(5,114.5)	2,195.4
(Benefit from) provision for income taxes	—	(1.2)	(11.7)	4.2	—	(8.7)
Net income attributable to Aleris Corporation	$2,204.1	$2,204.1	$1,432.0	$1,478.4	$(5,114.5)	$2,204.1

Comprehensive income attributable to Aleris Corporation	$2,246.5	$2,246.5	$1,433.5	$1,524.3	$(5,204.3)	$2,246.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2012 (Successor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.5	$32.1	$122.3	$(3.7)	$0.3	$152.5
Investing activities
Payments for property, plant, and equipment	—	—	(122.1)	(268.1)	—	(390.2)
Purchase of a business	—	—	—	(21.5)	—	(21.5)
Net (payments on) proceeds from the disposal of property, plant and equipment	—	—	(0.3)	0.8	—	0.5
Other	—	—	0.1	—	—	0.1
Net investment in subsidiaries	—	(116.2)	—	116.2	—	—
Net cash used by investing activities	—	(116.2)	(122.3)	(172.6)	—	(411.1)
Financing activities
Proceeds from the issuance of 7 7/8% Senior Notes, net of discount of $8.7	—	491.3	—	—	—	491.3
Proceeds from China Loan Facility	—	—	—	130.9	—	130.9
Net payments on other long-term debt	—	—	—	(0.2)	—	(0.2)
Debt issuance costs	—	(1.8)	—	(0.5)	—	(2.3)
Other	(1.5)	(0.1)	—	(0.9)	—	(2.5)
Net cash (used) provided by financing activities	(1.5)	489.4	—	129.3	—	617.2
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.9	—	2.9
Net increase (decrease) in cash and cash equivalents	—	405.3	—	(44.1)	0.3	361.5
Cash and cash equivalents at beginning of period	—	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$—	$472.4	$—	$121.6	$(1.1)	$592.9

	For the year ended December 31, 2011 (Successor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$500.0	$90.7	$73.9	$103.7	$(501.4)	$266.9
Investing activities
Payments for property, plant, and equipment	—	—	(73.9)	(130.7)	—	(204.6)
Proceeds from the sale of property, plant and equipment	—	—	—	7.7	—	7.7
Net investment in subsidiaries	—	(50.0)	—	50.0	—	—
Other	—	—	—	(0.4)	—	(0.4)
Net cash used by investing activities	—	(50.0)	(73.9)	(73.4)	—	(197.3)
Financing activities
Proceeds from the issuance of 7 5/8% Senior Notes, net of discount of $10.0	—	490.0	—	—	—	490.0
Proceeds from China Loan Facility	—	—	—	56.7	—	56.7
Net payments on other long-term debt	—	—	—	1.1	—	1.1
Debt issuance costs	—	(2.9)	—	(1.5)	—	(4.4)
Contributions from noncontrolling interest	—	—	—	7.6	—	7.6
Dividends paid	(500.0)	(500.0)	—	—	500.0	(500.0)
Other	—	1.4	—	1.3	—	2.7
Net cash (used) provided by financing activities	(500.0)	(11.5)	—	65.2	500.0	53.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(5.4)	—	(5.4)
Net increase in cash and cash equivalents	—	29.2	—	90.1	(1.4)	117.9
Cash and cash equivalents at beginning of period	—	37.9	—	75.6	—	113.5
Cash and cash equivalents at end of period	$—	$67.1	$—	$165.7	$(1.4)	$231.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the seven months ended December 31, 2010 (Successor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(1.2)	$116.7	$0.3	$3.3	$—	$119.1
Investing activities
Payments for property, plant, and equipment	—	—	(24.9)	(21.6)	—	(46.5)
Proceeds from sale of businesses	—	—	—	19.9	—	19.9
Proceeds from sale of property, plant and equipment	—	—	—	0.4	—	0.4
Net cash used by investing activities	—	—	(24.9)	(1.3)	—	(26.2)
Financing activities
Proceeds from ABL Facility	—	24.2	—	46.6	—	70.8
Payments on ABL Facility	—	(104.2)	—	(48.4)	—	(152.6)
Net payments on other long-term debt	—	—	—	(1.0)	—	(1.0)
Proceeds from issuance of common stock	1.2	—	—	—	—	1.2
Debt issuance costs	—	(1.1)	—	—	—	(1.1)
Other	—	2.3	—	(3.2)	—	(0.9)
Net cash provided (used) by financing activities	1.2	(78.8)	—	(6.0)	—	(83.6)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	5.3	—	5.3
Net increase (decrease) in cash and cash equivalents	—	37.9	(24.6)	1.3	—	14.6
Cash and cash equivalents at beginning of period	—	—	24.6	74.3	—	98.9
Cash and cash equivalents at end of period	$—	$37.9	$—	$75.6	$—	$113.5

	For the five months ended May 31, 2010 (Predecessor)
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$—	$(360.1)	$35.9	$150.2	$—	$(174.0)
Investing activities
Payments for property, plant, and equipment	—	—	(11.6)	(4.4)	—	(16.0)
Investment in subsidiaries	(541.1)	—	—	—	541.1	—
Other	—	—	0.2	0.1	—	0.3
Net cash used by investing activities	(541.1)	—	(11.4)	(4.3)	541.1	(15.7)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs of $22.5	541.1	541.1	—	—	(541.1)	541.1
Proceeds from the issuance of Preferred Stock	—	5.0	—	—	—	5.0
Proceeds from ABL Facility	—	80.0	—	—	—	80.0
Proceeds from Exchangeable Notes, net of issuance costs of $1.2	—	43.8	—	—	—	43.8
Proceeds from DIP Facilities	—	854.2	—	75.9	—	930.1
Payments on DIP Facilities	—	(1,131.8)	—	(225.4)	—	(1,357.2)
Net payments on other long-term debt	—	(0.3)	—	(1.0)	—	(1.3)
Debt issuance costs	—	(47.7)	—	(6.5)	—	(54.2)
Other	—	0.2	—	—	—	0.2
Net cash provided (used) by financing activities	541.1	344.5	—	(157.0)	(541.1)	187.5
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(7.8)	—	(7.8)
Net (decrease) increase in cash and cash equivalents	—	(15.6)	24.5	(18.9)	—	(10.0)
Cash and cash equivalents at beginning of period	—	15.6	0.1	93.2	—	108.9
Cash and cash equivalents at end of period	$—	$—	$24.6	$74.3	$—	$98.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8 – “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8 – “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Steven J. Demetriou	54	Chairman of our Board of Directors and Chief Executive Officer
Sean M. Stack	46	Executive Vice President and Chief Financial Officer
Roelof IJ. Baan	56	Executive Vice President and Chief Executive Officer, Global Rolled and Extruded Products
Christopher R. Clegg	55	Executive Vice President, General Counsel and Secretary
Thomas W. Weidenkopf	53	Executive Vice President, Human Resources and Communications
Scott A. McKinley	51	Senior Vice President and Controller
Eric M. Rychel	39	Vice President and Treasurer
Christopher M. Crane	54	Director
Scott L. Graves	42	Director
Raghav Khanna	29	Director
Brian Laibow	35	Director
Robert O’Leary	42	Director
Emily Stephens	37	Director
Lawrence W. Stranghoener	58	Director
G. Richard Wagoner, Jr.	60	Director
The following biographies describe the business experience during at least the past five years of the directors, executive officers and certain members of our management listed in the table above.
Steven J. Demetriou - Mr. Demetriou became Chairman of the Board and Chief Executive Officer of Aleris following the merger of Commonwealth Industries, Inc. and IMCO Recycling, Inc. Mr. Demetriou had served as President and Chief Executive Officer of Commonwealth from June 2004 and served as an outside Director of Commonwealth from 2002 until the merger. Mr. Demetriou is the non-executive Chairman of the Board of Foster Wheeler AG, a director of OM Group, Inc. and Kraton Performance Polymers, Inc. and serves on the Board of Advisors for Resilience Capital Partners, a private equity investment group.
Mr. Demetriou has extensive operational and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry and customer associations provide an in-depth understanding of the aluminum industry generally and unparalleled experience with the Company’s operations and corporate transactions.
Sean M. Stack - Mr. Stack has served as Executive Vice President and Chief Financial Officer since February 2009. He joined Commonwealth Industries in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe.
Roelof IJ. Baan - Mr. Baan joined Aleris in 2008 and currently serves as Executive Vice President and Chief Executive Officer, Global Rolled and Extruded Products. He is responsible for all business and operational activities with respect to our Global Rolled and Extruded Products business unit. From 2008 to 2011, Mr. Baan served as our Executive Vice President and Chief Executive Officer, Europe and Asia. He was responsible for all business and operational activities for Aleris’s European region headquartered in Zurich, Switzerland. From 2004 until 2007, Mr. Baan worked for Mittal where he most recently served as Executive Vice President and Chief Executive Officer, Mittal Steel Europe, and served on Arcelor Mittal’s Management Committee. Mr. Baan had responsibility for operations in eight countries, including four integrated steel mills and four electric arc steel mills. Since January 1, 2011, Mr. Baan has been a director of Borusan Mannesman, a leading European producer in the steel pipe industry.
Christopher R. Clegg - Mr. Clegg has served as the Executive Vice President, General Counsel and Secretary since January 2007. From 2005 to 2007, he was the Company’s Senior Vice President, General Counsel and Secretary. He joined

Commonwealth Industries in June 2004 as Vice President, General Counsel and Secretary, and upon the merger with IMCO Recycling he became Senior Vice President, General Counsel and Secretary.
Thomas W. Weidenkopf - Mr. Weidenkopf has served as Executive Vice President Human Resources and Communications since September 2009. From November 2008 until September 2009, he served as an interim Head, Global HR in a consulting capacity. Prior to joining Aleris, Mr. Weidenkopf served as the Senior Vice President, Human Resources and Communications for Honeywell International where he was responsible for leading global human resources strategy and programs for the Company’s 120,000 employees in more than 100 countries.
Scott A. McKinley - Mr. McKinley has served as Senior Vice President and Controller since May 2008. Prior to that, he was Senior Vice President and Treasurer since September 2006. From June 2004 until then, Mr. McKinley served as Vice President and Chief Financial Officer for Lubrizol Corporation’s Specialty Chemicals Segment.
Eric M. Rychel - Mr. Rychel joined Aleris in July 2012 and currently serves as Vice President and Treasurer with responsibility for treasury, strategy, corporate development and investor relations. Mr. Rychel was previously a managing director in the Industrials Group at Barclays Capital, Inc., where he ran its Metals industry banking effort as the global head of Steel and Metals corporate finance coverage. Prior to that, Mr. Rychel worked at Deutsche Bank Securities Inc., from 1998 to 2009, where he rose to the position of managing director and ran the Metals industry investment banking effort.
Christopher M. Crane - Mr. Crane has served as a director since September 2010. Mr. Crane is president and chief operating officer of Exelon Corporation, since September 2008, a public company and one of the largest electric companies in the United States. He also serves as president and chief operating officer of Exelon Generation, the nation’s largest owner/operator of nuclear power plants, and the holder of one of America’s largest portfolios of electricity generation capacity. Previously he was senior vice president of Exelon and president and chief nuclear officer of the Exelon Nuclear division of Exelon Generation from 2004 to 2007, Chief Operating Officer of Exelon Nuclear from 2003 to 2004 and senior vice president of Exelon Nuclear from 2000 to 2003.

Mr. Crane’s operational and leadership positions with Exelon provide substantial knowledge in the areas of operational oversight, corporate governance and strategic planning. Mr. Crane is an independent director and serves as a member of the Board’s Compensation Committee.
Scott L. Graves - Mr. Graves has served as a Director since June 1, 2010. Mr. Graves is a Managing Director in Oaktree’s Distressed Debt group and co-portfolio manager of Oaktree’s newest Opportunities fund. Mr. Graves contributes to the analysis, portfolio construction and management of the Distressed Debt, Value Opportunities and Strategic Credit funds, and is also active in matters of corporate strategy and development for the firm. Prior to joining Oaktree in 2001, Mr. Graves served as a Principal in William E. Simon & Sons’ Private Equity Group where he was responsible for sourcing, structuring, executing and managing corporate leveraged buy-outs and growth capital investments. Before joining William E. Simon & Sons in 1998, Mr. Graves worked at Merrill Lynch & Company in the Mergers and Acquisitions Group, where he focused on leveraged buy-out situations and the valuation of public and private companies. Prior thereto, Mr. Graves worked at Price Waterhouse LLP in the Audit Business Services division.
Mr. Graves was appointed by the Oaktree Funds to serve as a Director of the Company. Mr. Graves has significant experience making and managing investments on behalf of Oaktree’s opportunities funds and has been actively involved in the Oaktree Funds’ investment in the Company. In addition to his considerable investment and corporate transactional experience, he has served as a director of a number of public and privately-held companies as well as a member of board audit and compensation committees. Mr. Graves serves as the Chair of the Board’s Compensation Committee.
Raghav Khanna - Mr. Khanna has served as a Director since December 5, 2012. Mr. Khanna serves as a Vice President in the opportunities funds of Oaktree, with primary responsibilities for deal execution, trade idea origination and portfolio management of the opportunities funds. Mr. Khanna joined Oaktree in 2012 following graduation from the Stanford Graduate School of Business, where he received an MBA. Before attending Stanford, Mr. Khanna worked as an Associate at The Carlyle Group in New York and as an Analyst at Goldman Sachs in New York and London.
Mr. Khanna was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Khanna has a good understanding of the Company’s activities and operations, and of the broader metals sector.
Brian Laibow - Mr. Laibow has served as a Director since June 1, 2010. Mr. Laibow serves as a Managing Director in the Opportunities funds of Oaktree, with primary responsibilities for analyzing companies within the metals and mining, food distribution, education, automotive and commercial and residential real estate sectors. Mr. Laibow joined Oaktree in 2006 following graduation from Harvard Business School, where he received an MBA. Before attending Harvard, Mr. Laibow worked at Caltius Private Equity, a middle market LBO firm in Los Angeles. Prior experience includes Director of M&A and Corporate Strategy at EarthLink, Inc., and Senior Business Analyst at McKinsey & Company.
Mr. Laibow was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Laibow has a solid working knowledge of the Company’s activities and operations and is also very familiar with the metals sector. Mr. Laibow serves as a member of the Board’s Audit Committee.
Robert O’Leary - Mr. O’Leary has served as a Director since December 7, 2011. Mr. O’Leary is a Managing Director in Oaktree’s Distressed Debt group and co-portfolio manager of Oaktree’s newest Opportunities fund. Mr. O’Leary contributes to the analysis, portfolio construction and management of the Distressed Debt, Value Opportunities and Strategic Credit funds. Prior to joining Oaktree in 2002, Mr. O’Leary served as an Associate at McKinsey & Company, where he worked primarily in the Corporate Finance and Strategy practice. Before attending Harvard Business School, Mr. O’Leary worked for two years at Orion Partners, a private equity firm, where he focused on investments in private companies. Prior thereto, he worked at McKinsey & Company as a Business Analyst.

Mr. O’Leary was appointed by the Oaktree Funds to serve as a Director of the Company. Mr. O’Leary has significant experience making and managing investments on behalf of Oaktree’s opportunities funds and has been actively involved in the Oaktree Funds’ investment in the Company.
Emily Stephens - Ms. Stephens has served as a director since January 21, 2011. Ms. Stephens serves as a Managing Director in the legal department of Oaktree, with primary responsibilities for the opportunities funds. Prior to joining Oaktree in 2006, Ms. Stephens served as a Vice President and Associate General Counsel at Trust Company of the West. Prior to that, Ms. Stephens spent five years as a Corporate Associate at Munger, Tolles & Olson LLP.
Ms. Stephens was appointed by the Oaktree Funds to serve as a Director of the Company. Her legal background and legal role at Oaktree provide expertise in corporate governance matters.
Lawrence W. Stranghoener - Mr. Stranghoener has served as director since January 21, 2011. Since 2004, Mr. Stranghoener has been executive vice president and chief financial officer of The Mosaic Company, a public global crop nutrient company with approximately $11 billion of sales. Previously he had been executive vice president and chief financial officer for Thrivent Financial. From 1983 to 2000, he held various positions in finance at Honeywell, including vice president and chief financial officer from 1997 to 1999. He also serves on the board of directors for Kennametal Inc., a public company.
Mr. Stranghoener has extensive corporate finance experience, including 15 years of experience as a chief financial officer at several different companies with full responsibility and accountability for all finance, accounting, tax and related functions. Mr. Stranghoener is an independent director and serves as the Chair of the Board’s Audit Committee.
G. Richard Wagoner, Jr. - Mr. Wagoner has served as a director since August 2010. Mr. Wagoner retired from General Motors Corporation, a public company, in August 2009 after a 32-year career. He served as chairman and chief executive officer of General Motors from May 2003 through March 2009 and had been president and chief executive officer since June 2000. Mr. Wagoner is a director of The Washington Post Company and Rivian Automotive. He is Chairman of the Board of Trustees of Duke University.
Mr. Wagoner’s long leadership history with General Motors provides a deep understanding of the operational, governance and strategic matters involved in running a large scale global corporation. Mr. Wagoner is an independent Director and serves as a member of the Board’s Compensation and Audit Committees.
Section 16(a) Beneficial Ownership Reporting Compliance
Since none of our common stock is publicly traded, our executive officers, directors and 10% stockholders are not subject to Section 16’s reporting obligations.
Other Matters Concerning Directors and Executive Officers
Each of the executive officers listed above, other than Mr. Weidenkopf and Mr. Rychel, served as an officer of the Predecessor at the time it filed for protection under Chapter 11 of the Bankruptcy Code in February 2009. Further, Mr. Demetriou served as Chairman of the Board at the time the Predecessor filed for protection under Chapter 11 of the Bankruptcy Code in February 2009. On June 1, 2009, General Motors Corporation, and its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Mr. Wagoner was not an executive officer or director of General Motors Corporation at the time of such filing.
Codes of Ethics

The Company maintains and enforces a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer and Treasurer (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with the Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”) applicable to all employees. In instances where the Code of Business Conduct is silent or its terms are inconsistent with or conflict with any of the terms of the Senior Officers Code, then the provisions of the Senior Officers Code control and govern in all respects. Both the Senior Officers Code and the Code of Business Conduct are available at our website (www.aleris.com) by clicking on “Governance” under the “Investor Relations” and “Governance” tabs. Any future changes or amendments to the Senior Officers Code and the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at this location. A copy of both the Senior Officers Code and the Code of Business Conduct may also be obtained upon request from the Company’s Secretary.
Board Committees
Our Board of Directors has established an Audit Committee and a Compensation Committee.
Messrs. Stranghoener, Wagoner and Laibow are the members of the Audit Committee. Mr. Stranghoener has been appointed Chair of the Audit Committee. As a privately held corporation, while our Board of Directors has not made a formal determination as to whether any members of our Audit Committee are considered to be Audit Committee Financial Experts, we believe all members of our Audit Committee have beneficial financial background. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

▪	reviewing and overseeing the administration of the Company’s internal accounting policies and procedures;

▪	reviewing and overseeing the preparation of the Company’s financial statements; and

▪	consulting with the Company’s independent accountants.
Messrs. Graves, Crane and Wagoner are the members of the Compensation Committee. Mr. Graves has been appointed Chair of the Compensation Committee. The Compensation Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

▪	developing and approving all elements of compensation with respect to the Company’s executive officers; and

▪	approving and overseeing the management and administration of all material compensation of the Company.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Philosophy and background
As a global company and industry leader, we maintain a multi-faceted executive compensation program designed to retain and motivate those executives who are essential to our long-term success, to attract highly-qualified, talented executives in a competitive global marketplace in areas to support our growth and strategic business goals, and to align the interests of these executives with the interests of our stockholders. Our compensation philosophy centers on the belief that executive compensation should be directly linked to improvement in corporate performance and the creation of long-term stockholder value.
As part of Aleris International’s restructuring, completed in 2010, the Bankruptcy Court approved the terms of certain elements of the executive compensation program, including the equity incentive plan and executive employment agreements, which became effective June 1, 2010 (the “Emergence Date”), and are described more fully below. Since that time, we have continued to review and approve all aspects of our executives’ compensation. In addition, as part of this ongoing evaluation of our compensation program, certain changes have been approved by our Compensation Committee and ratified by the Board that would become effective immediately prior to the effectiveness of our proposed initial public offering (which is not guaranteed to occur), which would reflect our status as a new public company. The agreements and plans in place during the 2012 fiscal year and those changes which would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) are described throughout this section, as applicable.
In August 2010, a committee of Aleris International (the “AII Committee”) was formed and authorized to assume certain compensation program-related duties. In June 2011, a compensation committee of our Board of Directors (the “Compensation Committee”) was formed. The Compensation Committee has, and before its formation, the AII Committee had, responsibility for reviewing, developing, overseeing and approving our executive and senior management compensation plans, policies and programs and awards thereunder. Before the Compensation Committee was formed, compensation decisions relating to the Company’s equity compensation plan, including the approval of grants to our named executive officers, were the responsibility of the Board of Directors.

Before the Emergence Date, as part of our restructuring process, our executive compensation programs and policies were extensively reviewed in light of our new company structure, corporate positioning and strategic business plan. During this period of reorganization, a number of cost-reduction measures that had been made by Old AII, Inc. in response to the conditions in the metals industry and general economy that had negatively impacted our financial results were also re-evaluated. As part of this process, compensation programs were reviewed accordingly, with changes implemented as appropriate in coordination with Aleris International’s emergence from bankruptcy, including the cancellation of all outstanding equity compensation holdings, without consideration.
Objectives and design of our executive compensation program
In 2012, the Company continued to emphasize a compensation design focused on implementing our core philosophy by operating a range of programs and incorporating a combination of cash compensation, cash incentive awards based on annual performance targets, time-based stock options (some which include a “premium” exercise price feature) and time-based restricted stock units which vest, in part, each quarter and provide the executives with a growing ownership stake in our Company.
The objectives of our executive compensation package design are to:

▪	attract, retain and motivate key executives and management personnel by providing an appropriate level and mixture of fixed and “at risk” compensation;

▪	link compensation with performance by providing reasonable incentives to accomplish near term Company-wide (and business unit) successes based on our strategic business plan; and

▪	reward long-term increased Company value and align the interests of the executives with our stockholders.
While certain programs and compensation design elements have been updated in conjunction with our growth since the time of our emergence from bankruptcy, these objectives have remained constant. We describe below the various elements of our compensation policies and practices for the last completed fiscal year ended December 31, 2012 for our chief executive officer, chief financial officer, three most highly compensated executive officers for the period January 1, 2012 through December 31, 2012, and one additional member of our executive leadership team (collectively, our named executive officers) including:

▪	Steven J. Demetriou (Chairman and Chief Executive Officer);

▪	Roelof IJ. Baan (Executive Vice President and Chief Executive Officer, Global Rolled and Extruded Products);

▪	Sean M. Stack (Executive Vice President and Chief Financial Officer);

▪	Thomas W. Weidenkopf (Executive Vice President, Human Resources and Communications);

▪	Christopher R. Clegg (Executive Vice President, Secretary and General Counsel); and

▪	K. Alan Dick (Executive Vice President and Chief Executive Officer, Global Recycling). *
* On January 7, 2013, in connection with selected personnel reductions at the Company, Mr. Dick’s position with the Company was eliminated. The arrangements described herein are of those that were in effect for Mr. Dick as of December 31, 2012.
The programs described below provide information with respect to compensation paid to our named executive officers during this period and, where appropriate, describes the compensation program at the time of, and following, Aleris International’s emergence from bankruptcy. Where relevant, changes to the current compensation-related agreements and plans that would go into effect in connection with our proposed initial public offering (which is not guaranteed to occur) are also discussed.
As of the Emergence Date, we adopted an equity incentive plan and, together with Aleris International, we entered into an employment agreement with each of our named executive officers. The equity plan and employment agreements replaced the Old AII, Inc. equity plan and the employment agreements that were in place prior to the Emergence Date. The Board of Directors of Aleris International also implemented changes to the short-term cash bonus program by adjusting the quarterly metrics and targets based on our new Company plan, and pursuant to the Plan of Reorganization, in June 2010, we granted stock options and restricted stock units to each of the named executive officers, as well as certain other members of our Company-wide management team. In fiscal year 2012, our compensation program continued to evolve in order to continue to support the Company’s evolving long-range business goals and growth strategies. Each of our named executive officers’ base compensation amounts have been set to provide a certain amount of financial security to the named executive officers at levels that are believed to be competitive for similar positions in the marketplace in which we compete for management talent and the short-term cash bonus program has been designed to meaningfully reward strong annual Company performance, in order to motivate participants to strive for continued Company growth and productivity. In addition, our named executive officers’ employment agreements and the equity awards granted thereunder provide share ownership opportunities through stock options and restricted stock units, which vest over time, as more fully described below, and continue be an important element in our ability to retain, motivate and incentivize our named executive officers. Our long-term equity program is considered central to the achievement of our long-range goals, and aligns our named executive officers’ and other management team members’ interests with those of our stockholders.
Aleris International engaged Mercer during its reorganization process in 2010 to provide information regarding the equity incentive plan design and certain compensation comparison market data. In connection with the equity incentive plan, Mercer prepared recommendations on the aggregate number of shares of our common stock authorized for grants under the equity plan as well as specific recommendations regarding the size of the grants made to our key executives, including our named executive officers. In addition, Mercer advised Aleris International on how the values assigned to the three main elements of our compensation packages and the total compensation level, for our key executives, including our named executive officers, compared to the total compensation and elemental breakdown for similar executive positions at companies of roughly our size and scale. This general market data was not focused on a specific peer group or industry, and the Company did not specifically benchmark any element of compensation. However, this market survey information was considered as one factor in determining whether each element of compensation and total compensation for each of our named executive officers was appropriate in fiscal year 2011. In June 2011, the Compensation Committee retained the services of Frederic W. Cook & Co., Inc. (“Fred Cook”) as its independent compensation consultant to review and advise on certain aspects of our executive compensation program, to become effective immediately prior to the effectiveness of our contemplated initial public offering. During 2011 and continuing in 2012, Fred Cook provided information on the competitive pay mix practices, trends, and structures of compensation programs of privately held and public companies, and made recommendations to the Compensation Committee relating to various aspects of our executive compensation programs for 2012, including assessing and advising on the competitiveness of our programs as compared to companies similar in size and scale, and developing appropriate recommendations for changes with respect to our annual cash-based incentive program, the equity-based incentive plan, as well as the executives’ employment agreements (each as more fully described below).
Elements of compensation
The main elements of our named executive officers’ compensation include: (a) base salary; (b) short-term cash bonus awards (based in 2012 on annual performance targets); and (c) long-term time-based equity awards (including stock options, some of which incorporate premium and super-premium exercise prices, and restricted stock units (“RSUs”)). Consistent with past practice, we generally place an emphasis on long-term equity growth. However, in light of the large equity awards granted in 2010 in connection with the original circumstances of Aleris International’s reorganization, discussed below under the heading “Equity incentive program,” none of our named executive officers received additional equity-based awards in 2012. In 2012, focus was also placed on setting incremental annual goals under our cash bonus program in order to reward our employees, including our named executive officers, for steady, sustained achievement of certain financial and operational performance targets.
In setting the appropriate compensation levels for our named executive officers, we have considered a variety of factors including our need to attract and retain key personnel in both the United States and our strategic markets abroad, how compensation levels compare to manufacturing companies generally in our industry, and the interests of our stockholders. As discussed above, 2012 compensation levels were compared to market-wide compensation data of companies of our size and scope. During 2012, the Compensation Committee met to approve final MIP payouts based on audited financial results and individual objectives, and the 2012 MIP design, to an annual program. The Compensation Committee decided to remove the individual component from determination of the annual incentive for those individuals at the EVP and SVP levels (including our named executive officers).
Base salary and cash bonus awards
Upon the Emergence Date, we entered into employment agreements with each of the named executive officers. These employment agreements and certain amendments would become effective in connection with our proposed initial public offering (which is not guaranteed to occur), are described in greater detail under the headings “Employment agreements” following the “Summary compensation table” and “Potential payments upon termination or change in control-Employment agreements.”

We consider base salary together with the annual cash incentive awards as part of a cash compensation package. Our base salaries are used to provide a predictable level of current income and are designed to assist in attracting and retaining qualified executives. With respect to compensation for the named executive officers, the base salary and target bonus for each named executive officer pursuant to each executive’s employment agreement were initially set in June of 2010 at levels consistent with base salary and target bonus for such executive prior to emergence. Generally, our Compensation Committee and Board of Directors believe that this cash compensation amount for each named executive officer aligns the position’s responsibilities with its remuneration and provides competitive levels of cash compensation in the markets in which the Company competes for comparable executive ability and experience.
Base Salary
Pursuant to each of our named executive officer’s employment agreements, the amount of each executive’s base salary and target annual bonus is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. The annual base salary of Mr. Demetriou, our Chairman and Chief Executive Officer, was originally set in 2010 at $1,000,000 and has not increased since that date. Mr. Baan’s base salary was originally set in 2010 at CHF 950,070 (equivalent to approximately $1,040,232 using a conversion convention discussed below as part of the “Summary compensation table”) and has not increased since that date. The base salary of Mr. Stack was originally set in 2010 at $400,000 and in connection with an assessment of Mr. Stack’s performance and execution of his responsibilities, and an analysis of market data regarding executives in similar positions with companies of similar size and scale, effective in February 2011, Mr. Stack’s base salary was increased by 12.5%, to $450,000. Based on a review at the conclusion of fiscal year 2011, Mr. Stack’s base salary was further adjusted by 3.33% to $465,000, effective as of January 1, 2012. Mr. Weidenkopf’s base salary was originally set in 2010 at $375,000 and has not increased since that date. The base salary of Mr. Clegg was originally set in 2010 at $350,000. In connection with an assessment of Mr. Clegg’s performance and execution of his responsibilities, and a review of relevant market data for executives in similar positions with companies of similar size and scale, effective in February 2011, Mr. Clegg’s base salary was increased by 14.3% to $400,000; Mr. Clegg’s base salary has not changed for fiscal year 2012. Mr. Dick’s base salary was originally set in 2010 at $360,000. After an assessment of Mr. Dick’s performance and execution of his responsibilities, and a review of relevant market data, effective in February 2011, Mr. Dick’s base salary was increased by 18.06% to $425,000. Mr. Dick’s base salary was further increased by 5.88% to $450,000, effective as of January 1, 2012. Since the select January 1, 2012 salary increases, none of our named executive officer’s base salaries have been adjusted.
Cash Bonus Awards
In order to focus on certain annual goals, and Aleris International maintains the Amended and Restated Aleris International, Inc. 2004 Annual Incentive Plan under a program referred to as the Management Incentive Plan or “MIP,” in which the named executive officers and certain other management team employees participate. Awards under the MIP represent variable compensation linked to organizational performance, which is a significant component of the Company’s total annual compensation package for key employees, including the named executive officers. The program is designed to reward the employee’s participation in the Company’s achievement of critical financial performance and growth objectives.
For 2012, our MIP program was modified to remove opportunities based upon quarterly results. For 2012, performance goals and achievement were assessed and bonus amounts were determined in February 2013 based on unaudited annual performance during 2012. These bonus awards will be paid after our 2012 audited annual financial statements are released.
Pursuant to the named executive officers’ employment agreements, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s base salary and a dollar amount) over the 2012 annual performance period.

Name	Base Salary ($)	Target Bonus (% of Base Salary)	Target Bonus ($)
Steven J. Demetriou	1,000,000	110%	1,100,000
Roelof IJ. Baan (1)	1,040,232	85%	884,197
Sean M. Stack	465,000	75%	348,750
Thomas W. Weidenkopf	375,000	75%	281,250
Christopher R. Clegg	400,000	75%	300,000
K. Alan Dick	450,000	75%	337,500

(1)	Amounts reported reflect the year-end conversion rate used by the Company (equaling 1.0949 US$ to 1 CHF for 2012).
All MIP award recipients, including the named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount. Mr. Dick will receive payment of an amount equal to his annual bonus on the date that payment of bonuses are made to other MIP award recipients as required under the terms of his employment agreement, notwithstanding his earlier departure from the Company.
For 2012, the MIP performance goals were based on an adjusted EBITDA calculation, determined for individual business units as well as on a Company-wide basis, and other operational measures including a working capital productivity metric. The specific metrics and weightings of these measures as components of the whole target bonus amount, as well as target achievement levels, are determined and adjusted to be aligned with our Company business plan.
The metrics used to calculate bonus payout amounts are as follows:

▪
Adjusted EBITDA is determined based on the Adjusted EBITDA for the Company and our business units, as the case may be, which is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as may be additionally modified for purposes of the MIP only by the Compensation Committee, to take into account certain significant variances in LME prices and currency, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). No such adjustments were made in 2012; and

▪
Working capital productivity is a non-GAAP measure calculated on a trailing annual basis by taking the last twelve months average working capital amount divided by the last twelve months net sales and converting this percentage to days by multiplying it by 365, as may be additionally modified for purposes of the MIP by the Compensation Committee to take into account certain items that were not anticipated when the targets were set (the “MIP WCP”). No such modifications were made in 2012.

The MIP EBITDA measures used for purposes of determining performance achievement under the MIP, calculated in the manner described above, are not necessarily the same as the Company Adjusted EBITDA measure that may be used or reported by the Company in other contexts.
Actual bonus payment amounts are calculated by combining the achievement attained for each weighted measure, whereby achievement of 100% of target of each of the individual measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted 2012 Aleris business plan. For corporate employees including Messrs. Demetriou, Stack, Clegg and Weidenkopf, only the Company-wide goals were considered in their bonus calculations. For Messrs. Baan and Dick, bonus calculation considered their respective business unit’s performance, in addition to Company-wide goals in determining their payouts. For purposes of our 2012 MIP program, the applicable business units for Mr. Baan and Mr. Dick were Global Rolled and Extruded Products (“GREP”) and Global Recycling (“GRSA”), respectively. Generally, the targets are established as challenging, but achievable, milestones.
We believe that each of the chosen metrics serve as an appropriate metric on which to base bonus decisions. Adjusted EBITDA metric is commonly used by our primary stockholders, as well as the banking and investing communities generally, with respect to the performance of fundamental business objectives, and, moreover, this metric appropriately measures our ability to meet future debt service, capital expenditures and working capital needs. The working capital productivity performance measure is a visible and tangible metric that is closely aligned with the daily accountability of each of our business units and mitigates the impact of changes in the LME. The Board of Directors or, for participants other than the named executive officers, the Compensation Committee, has the discretion to decrease awards under the MIP even if incentive targets are achieved.
The specific goals and achievement attained for 2012 are set forth below:

	Performance Goals
	—%	75%	100%	125%	200%	Performance	Achieved	Perf Goal	Weighted
Performance Measures	Payout	Payout	Payout	Payout	Payout	Results	Payout (1)(2)	Weighting	Payout (2)
Corporate Executives - Demetriou, Stack, Clegg, Weidenkopf
Aleris EBITDA (in $Ms)	$241.5	$310.5	$345.0	$379.5	$448.5	$293.6	57%	75%	43%
Aleris WC days improvement	0.00 days	0.75 days	1.00 day	1.25 days	2.00 days	1.04 days	104%	25%	26%
							Payout % of Target = 69%
Roelof IJ. Baan
Aleris EBITDA (in $Ms)	$241.5	$310.5	$345.0	$379.5	$448.5	$293.6	57%	30%	17%
GREP EBITDA (in $Ms)	$179.1	$243.7	$276.0	$308.3	$372.9	$262.0	89%	45%	40%
Aleris WC days improvement	0.00 days	0.75 days	1.00 day	1.25 days	2.00 days	1.04 days	104%	25%	26%
							Payout % of Target = 83%
K. Alan Dick
Aleris EBITDA (in $Ms)	$241.5	$310.5	$345.0	$379.5	$448.5	$293.6	57%	30%	17%
GRSA EBITDA (in $Ms)	$75.8	$102.6	$116.0	$129.4	$156.2	$73.0	—%	45%	—%
Aleris WC days improvement	0.00 days	0.75 days	1.00 day	1.25 days	2.00 days	1.04 days	104%	25%	26%
							Payout % of Target = 43%

(1)	Payout Results are interpolated on a linear basis between performance hurdles.

(2)	Payouts are rounded to nearest percent.
Based on the annual performance achievement, the 2012 MIP bonus amounts earned by each of our named executive officers are as follows:

	Target		Total MIP
	Bonus	MIP	award
	Amount	Payout	amount ($)
Steven J. Demetriou (1)	1,100,000	69%	759,000
Roelof IJ. Baan (2) (3)	884,197	83%	733,883
Sean M. Stack (1)	348,750	69%	240,638
Thomas W. Weidenkopf (6)	281,250	69%	194,063
Christopher R. Clegg (1)	300,000	69%	207,000
K. Alan Dick (3)	337,500	43%	145,125

(1)	Each of Mr. Demetriou’s, Stack’s, Clegg’s and Weidenkopf’’s annual payment includes amounts payable in satisfaction of Company MIP EBITDA and MIP WCP.

(2)	Amounts reported for Mr. Baan reflect the year-end conversion rate used by the Company (equaling 1.0949 US$ to 1 CHF for 2012).

(3)	Each of Mr. Baan’s and Mr. Dick’s annual payment includes amounts payable in satisfaction of Company MIP EBITDA, business unit EBITDA and MIP WCP.
The MIP design and metrics are reviewed each year and the weighting of our performance goals has been changed for bonuses awarded in connection with 2013 MIP awards. Our 2013 MIP performance goals are based 85% on adjusted EBITDA and 15% on working capital productivity as we believe this weighting is closely aligned with the financial accountability of each of our business units. In addition, the Board of Directors has approved a restatement of the MIP that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). A summary of the proposed changes to the amended and restated MIP is set forth below following the compensation tables under the heading “Revised compensation plans.”
Equity incentive program

Under the Old AII, Inc. stock incentive plan in place before June 1, 2010, each of our named executive officers, along with other key management personnel were granted stock options to purchase Old AII, Inc. common stock. These outstanding Old AII, Inc. equity awards were canceled upon our emergence from bankruptcy without consideration to the holders of the awards. Stock options that were canceled for our named executive officers who had participated in the prior stock incentive plan include: 186,887 stock options held by Mr. Demetriou, 48,157 stock options held by Mr. Stack, 33,339 stock options held by Mr. Clegg, and 30,000 stock options held by Mr. Dick. All of these stock options, granted on February 1, 2007, had an exercise price of $100, the fair market value of a share of Old AII, Inc. common stock on the date of grant. Similarly, 80,000 stock options granted to Mr. Baan on May 8, 2008 and 3,534 shares of restricted stock granted to Mr. Baan on April 7, 2008 when he joined the Company, were also canceled without consideration.
As of the Emergence Date, we adopted the Aleris Holding Company 2010 Equity Incentive Plan (“Equity Incentive Plan”) to replace the prior stock incentive plan. The Equity Incentive Plan is designed to attract, retain, incentivize and motivate employees, consultants and non-employee directors of the Company, its subsidiaries and affiliates and to promote the success of our businesses by providing such participating individuals with a proprietary interest in the Company. The Equity Incentive Plan allows for the granting of non-qualified stock options (“stock options”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. The maximum number of shares of our common stock which may be issued under the Equity Incentive Plan was originally 2,928,810 shares and of that amount, grants of RSUs were limited to 325,423 shares. The total shares which may be issued under the Equity Incentive Plan has been increased to 3,764,557 after taking into effect an increase in the number of shares underlying outstanding stock options in order to eliminate the dilution that would have occurred as a result of the February 2011, June 2011 and November 2011 stockholder dividends (the “2011 Stockholder Dividends”). The Equity Incentive Plan is administered by the Compensation Committee, and may generally be amended or terminated at any time. Each of our named executive officers received, effective as of June 1, 2010, significant grants of stock options and RSUs, in each case subject to the Equity Incentive Plan and the terms of an applicable award agreement, as part of Aleris International’s emergence from bankruptcy, which were awarded both for their retentive qualities and to provide meaningful incentives related to the Company’s future long-term growth. In contemplation of our proposed initial public offering (which is not guaranteed to occur), the Board of Directors approved an amendment and restatement of the Equity Incentive Plan that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). An overview of the proposed changes that would be incorporated into the amended and restated Equity Incentive Plan are set forth below under the heading “Revised compensation plans.”
Stock Option Grants awarded after June 2010
The June 1, 2010 stock options were granted in three tranches, with increasing exercise prices whereby the first tranche had an exercise price of $29.76 (the June 1, 2010 fair market value on the date of grant, the “FMV Stock Option”), the second tranche had an exercise price of $44.64 (the “Premium Stock Option”), and the third tranche had an exercise price of $59.52 (the “Super-Premium Stock Option”). Since the options generally have no compensatory value until the price of a share of our common stock exceeds the exercise price of the stock option, granting the stock options with these “premium” and “super-premium” exercise prices increases the retention value of the awards. The awards are designed to further align interests of our named executive officers, along with certain other key management personnel who were also granted this type of stock option, to the interests of our stockholders and incentivize them to focus on increasing our overall value over time. Each tranche of the stock options granted in June 2010 to our named executive officers vests with respect to 6.25% of the underlying shares subject to such tranche on each quarterly anniversary of the Emergence Date, over a period of four years. Vested stock options remain exercisable for a period of ten years, unless there is a Change in Control or the holder of the stock options incurs a termination of employment. For a discussion of the effect on these stock options in the event of a Change in Control and a named executive officer’s termination, please see the section entitled “Potential payments upon termination and change in control-Equity award agreements.” For an overview of certain changes to the terms of the stock option award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur), please see the section entitled “Revised compensation plans.”
The following table sets forth the amount of stock options granted to each named executive officer in June 2010, showing the original number of shares underlying each grant and the number of shares on a post-adjusted basis (following the 2011 Stockholder Dividends):

	FMV Stock Option		Premium Stock Option		Super-Premium Stock Option
	Original Grant	Post-Adjustment	Original Grant	Post-Adjustment	Original Grant	Post-Adjustment
	Exercise Price of $29.76	Exercise Price of $21.19	Exercise Price of $44.64	Exercise Price of $31.78	Exercise Price of $59.52	Exercise Price of $42.38
Steven J. Demetriou	325,423	457,179	81,356	114,293	81,356	114,293
Roelof IJ. Baan	115,981	162,937	28,995	40,733	28,995	40,733
Sean M. Stack	103,615	145,566	25,904	36,391	25,904	36,391
Thomas W. Weidenkopf	72,504	101,858	18,126	25,463	18,126	25,463
Christopher R. Clegg	72,504	101,858	18,126	25,463	18,126	25,463
K. Alan Dick	72,504	101,858	18,126	25,463	18,126	25,463
Stock Option Grants awarded after 2010
Beginning in 2011, the Company has granted only stock options with an exercise price equal to the fair market value of a share of common stock on the date of grant. As part of the Company’s and Aleris International’s evaluation of compensation levels conducted in early 2011, Mr. Dick received a grant of 15,000 stock options in February 2011 with an exercise price of $50.41 (the fair market value of a share of our common stock on the date of grant), in order to strengthen the retentive value of his equity compensation. Mr. Dick’s February 2011 stock option grant was ultimately adjusted to 15,000 options with an exercise price of $35.89 following the November stockholder dividend. This stock option grant vested 50% on December 31, 2012 and the remaining 50% were scheduled to vest on December 31, 2014, subject to Mr. Dick’s continued employment. However, in connection with Mr. Dick’s departure from the Company on January 7, 2013, one third of this amount vested immediately upon his departure. Other than the vesting schedule, the stock options granted in February 2011 are subject to similar terms and conditions as applied to the June 2010 grants and would be amended in a similar manner as the June 2010 grants in connection with our proposed initial public offering (which is not guaranteed to occur) as described below under the heading “Revised compensation plans.”
No grants of stock options were made to any named executive officer in 2012.

Impact of Certain Stockholders Dividends on Outstanding Stock Options
Under the terms of the Equity Incentive Plan, in the event of, among other events, a share dividend or other distribution of securities or other property in respect of shares or other securities (other than ordinary recurring cash dividends), the Board of Directors will promptly make equitable and appropriate adjustments in the number and/or kind of the securities and/or property that are subject to the stock option, and/or exercise price, and/or other terms or conditions of the stock option so as to avoid dilution or enlargement of the benefits or potential benefits represented by the stock option. Appropriate and equitable adjustments to the number of shares that underlies each outstanding stock option and the exercise price applicable to each were made by a special committee of our Board of Directors with respect to the February 2011 stockholder dividend and were made by the Compensation Committee with respect to each of the June 2011 stockholder dividend and November 2011 stockholder dividend. The information in the “Summary compensation table” and other tables that follow reporting equity-based compensation matters following “Compensation discussion and analysis” reflect the number of shares underlying each option and the applicable exercise prices on a post-dividend basis (i.e., taking into account the 2011 Stockholder Dividends). For further information on the stock option adjustments, please see the information under the heading “Outstanding option adjustment” following the “Grants of plan-based awards table.”

RSUs Awarded in June 2010
The RSUs granted to each named executive officer in June 2010 also vest with respect to 6.25% of the full amount granted on each quarterly anniversary of the Emergence Date over a period of four years. In connection with the settlement of RSUs each quarter, generally, promptly after each vesting date, shares of our common stock are issued to the named executive officer with respect to the number of RSUs that vested on such date. Any withholding tax due as a result of the RSUs’ vesting will either, at the executive’s election, be paid in cash to the Company by the named executive officer, or by having the Company reduce the number of shares issued to the named executive officer by the number of shares that has a value equal to the amount of the withholding tax. Prior to March 1, 2011 (when their employment agreements were amended), Messrs. Demetriou and Stack could have requested a loan from the Company to cover the amount of the withholding tax, which, if requested, would be in the form of a revolving three-year full recourse, but unsecured, loan at the interest rate of 3.95%. Mr. Demetriou and Mr. Stack each entered into a loan of this nature with the Company in connection with the RSUs that vested on September 1, 2010 and December 1, 2010. However, each of these loans was repaid in full by Mr. Demetriou and Mr. Stack, respectively, prior to March 11, 2011. The award agreements with respect to RSUs for Mr. Demetriou and Mr. Stack have each been amended to eliminate the possibility of future loans. A description of the effect on these RSUs of a change in control and a named executive officer’s termination is below under the heading “Potential payments upon termination and change in control-Equity award agreements.” A summary of certain proposed changes to the terms of the RSU award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) is below under the heading “Revised compensation plans.”

The following table sets forth the amount of RSUs granted to each named executive officer in June 2010:

RSUs
Steven J. Demetriou	81,356
Roelof IJ. Baan	28,995
Sean M. Stack	25,904
Thomas W. Weidenkopf	18,126
Christopher R. Clegg	18,126
K. Alan Dick	18,126

RSUs awarded after 2010
As part of our evaluation of compensation levels conducted in early 2011, Mr. Dick received a grant of 5,000 RSUs in February 2011 in order to strengthen the retentive value of his equity compensation, which vested 50% on December 31, 2012 and were scheduled to vest 50% on December 31, 2014. However, in connection with Mr. Dick’s departure from the Company on January 7, 2013, one third of the unvested RSUs vested immediately upon his departure. Other than the vesting schedule, the RSUs granted in February 2011 are subject to similar terms and conditions as applied to the June 2010 RSU grants and would be amended in a similar manner as the June 2010 RSU grants in connection with our proposed initial public offering (which is not guaranteed to occur), as described below under the heading “Revised compensation plans.”
No grants of RSUs were made to any named executive officers in 2012.

Impact of Certain Stockholders Dividends on Outstanding RSUs
Generally our named executive officers do not have any rights with respect to the shares underlying their unvested RSUs until each RSU becomes vested and the named executive officer is issued a share of common stock in settlement of the RSU. However, the RSUs granted to each of our named executive officers include a dividend equivalent right, pursuant to which the named executive officer is entitled to receive, for each RSU, a payment equal in amount to any dividend or distribution made with respect to a share of common stock, at the same time as the dividend or distribution is made to our stockholders generally. Pursuant to this dividend equivalent right, in connection with the 2011 Stockholder Dividends, each of our named executive officers, along with all other holders of RSUs, received a cash payment for each unvested RSU in an amount equal to the applicable per share dividend amount that was payable to the holders of our common stock.

Equity Awards are subject to Clawback Provisions
Both the stock options and RSUs, and any shares issued upon exercise or settlement of, as applicable, any such award, as applicable, are subject to a clawback provision in the event any named executive officer materially violates the restrictive covenants in his employment agreement relating to non-competition, non-solicitation or non-disclosure or engages in fraud or other willful misconduct that contributes materially to any significant financial restatement or material loss. In such case, the Board of Directors may, within six months of learning of the conduct, cancel the stock options or RSUs or require the applicable named executive officer to forfeit to us any shares received in respect of such stock options or RSUs or to repay to us the after-tax value realized on the exercise or sale of such shares. Any such named executive officer will be provided a 15-day cure period, except in cases where his or her conduct was willful or where injury to us and our affiliates cannot be cured.
Retirement, post-employment benefits and deferred compensation

We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2012, please see the sections entitled “Pension benefits as of December 31, 2012” and “Nonqualified deferred compensation.”
Mr. Baan, who is based in Switzerland, does not participate in the 401(k) plan nor the Cash Balance Plan. He participates in one of the three forms of the Aleris Switzerland GmbH Neuhausen am Rheinfall (the “Swiss Pension Plan”), which are maintained in compliance with the regulations imposed by the Occupation Pensions Act in Switzerland. Under the terms of Mr. Baan’s employment agreement, Mr. Baan receives 25% of the amount of his base salary from the Company with respect to his retirement account. Under the Swiss Pension Plan, a cash balance-type benefit is paid upon the retirement of the participant. For a further description of the Swiss Pension Plan, please see the section entitled “Pension benefits as of December 31, 2012.”
Perquisites
We provide some perquisites to our named executive officers in the United States, including providing payment for financial advisory services and an annual medical examination, as well as a tax gross-up for the additional income tax liability as a result of receiving these benefits. Mr. Demetriou additionally receives a club membership for business use, a tax gross-up payment for this benefit, and supplemental life insurance policies. He reimburses us for any personal use of the club. We believe that these perquisites are less extensive than is typical both for entities with whom we compete and in the general market for executives of industrial companies in the United States, especially in the case of the chief executive officer.
Mr. Baan is provided with a car and other perquisites including parking at the Company’s facility in Switzerland, a housing reimbursement and related tax gross-up, tax preparation, supplemental private medical insurance that provides coverage for him and his dependents and reimbursement for an annual medical examination in the United States.
We also make indoor parking spaces available to certain executives at the Cleveland headquarters, including Messrs. Demetriou, Stack, Weidenkopf, Clegg and Dick. We also occasionally invite spouses and family members of certain of our executives, including the named executive officers, to participate in business-related entertainment events arranged by the Company, which sometimes includes the executive’s spouse or guest traveling with the executives on commercial flights or on Company-sponsored aircraft. To the extent any travel or participation in these events by the executive’s spouse or guest results in imputed income to the named executive officer, Mr. Demetriou is entitled, and other named executive officers may be entitled (subject to approval by the CEO) to a tax gross-up payment on such imputed income.
Change in control and termination arrangements
Each of our named executive officers is subject to certain benefits upon a change in control of the Company (described and defined as a “Change of Control” in the Equity Incentive Plan, referred to herein as a “Change in Control”) and in connection with certain terminations of employment pursuant to their employment agreements and equity award agreements. Under their employment agreements, generally, in the event of an involuntary termination, the named executive officers are eligible for severance benefits. In the event of a Change in Control, pursuant to the stock option and RSU award agreements, a portion of any unvested awards may vest, with the number of accelerated awards depending on the amount of liquidity gained by the Oaktree Funds and the Apollo Funds in the Change in Control transaction. More detailed descriptions of the Change in Control and termination provisions of the employment agreements and stock option and RSU agreements (including certain contemplated amendments) are set forth below under the sections entitled “Potential payments upon termination or change in control” and “Revised compensation plans.”

Summary compensation table for fiscal year 2012

The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2012.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($) (3)	($) (4) (5)	($)
Steven J. Demetriou	2012	1,000,000	—	—	—	759,000	5,040	188,011	1,952,051
Chairman and Chief Executive Officer	2011	1,000,000	—	—	—	1,487,480	3,204	1,599,425	4,090,109
	2010	1,000,000	—	2,256,001	6,884,329	1,547,500	498	74,510	11,762,838
Roelof IJ. Baan	2012	1,040,232	—	—	—	733,883	419,370	255,967	2,449,451
Executive Vice President and Chief Executive Officer, Global Rolled and Extruded Products (6)	2011	1,020,375	—	—	—	1,140,729	241,562	639,074	3,041,740
	2010	913,091	—	804,031	2,453,572	1,099,544	228,618	416,741	5,915,597
Sean M. Stack	2012	465,000	—	—	—	240,638	5,353	64,490	775,481
Executive Vice President and Chief Financial Officer	2011	443,701	—	—	—	506,318	2,894	492,511	1,445,424
	2010	400,000	—	718,318	2,191,981	464,290	—	29,599	3,804,188
Thomas W. Weidenkopf	2012	375,000	—	—	—	194,063	—	36,250	605,313
Executive Vice President Human Resources and Communications	2011	375,000	—	—	—	416,869	—	310,790	1,102,659
	2010	375,000	—	502,634	1,533,822	435,235	—	19,576	2,866,267
Christopher R. Clegg	2012	400,000	—	—	—	207,000	4,434	55,425	666,859
Executive Vice President, General Counsel and Secretary	2011	393,750	—	—	—	442,860	3,476	330,257	1,170,343
	2010	350,000	—	502,634	1,533,822	406,219	490	19,582	2,812,747
K. Alan Dick	2012	450,000	100,000	—	—	145,125	13,420	57,431	765,976
Executive Vice President and Chief Executive Officer, Global Recycling (7)	2011	419,583	100,000	202,200	268,024	419,347	7,639	421,066	1,837,859
	2010	360,000	—	502,634	1,533,822	320,625	294	26,234	2,743,609
* Note: Amounts may not foot due to rounding conventions.
(1) The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718; however, the grant date fair value amount did not take into account the right of award holders to receive dividends pursuant to dividend equivalent rights with respect to outstanding unvested RSU awards.
(2) The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718. The fair value of the stock options will likely vary from the actual value the holder may receive on exercise because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. Details and assumptions used in calculating the grant date fair value of the stock options may be found in Note 11, “Stock-based compensation,” to the Aleris Corporation’s audited consolidated financial statements included herein. With respect to the stock options granted in 2010 that are reported for the fiscal year ended December 31, 2010 above, as more fully described in “Compensation discussion and analysis,” the options were granted in three tranches, with varying exercise prices. Underlying figures reflect the adjustments in connection with the 2011 Stockholder Dividends, which adjustments did not result in any change to the incremental fair value of the original awards.
(3) Entire amount represents change in the actuarial present value of the executive’s benefit under the Cash Balance Plan or, for Mr. Baan, the Swiss Pension Plan. For additional information see the section entitled “Pension benefits as of December 31, 2012” below.
(4) The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table below sets forth certain perquisites for 2012 and certain related additional “other” compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the costs that would have been paid by the named executive officer for the parking spaces. Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.

	Annual Physical ($)	Financial Planning ($)	Supplemental Insurance ($)	Parking ($)	Automobile ($)	Club Membership ($)	Tax Gross-up (a) ($)	Spousal Travel and Entertainment and Related Tax Gross-up (b) ($)	Housing Allowance ($)	401(k) Match Contribu-tion (c) ($)	Nonqualified Deferred Compensation Contribution (d) ($)	Total ($)
Steven J. Demetriou	3,457	12,995	24,434	1,080	—	12,275	20,634	7,000	—	10,000	96,137	188,011
Roelof IJ. Baan (e)	—	6,267	14,715	2,102	31,205	—		173	201,504	—	—	255,967
Sean M. Stack	5,375	10,555	—	1,080	—	—	8,618	496	—	10,000	28,365	64,490
Thomas W. Weidenkopf	3,698	10,555	—	1,080	—	—	8,618	—	—	7,500	4,798	36,250
Christopher R. Clegg	—	10,555	—	1,080	—	—	8,618	—	—	10,000	25,172	55,425
K. Alan Dick	2,585	10,555	—	1,080	—	—	8,618	375	—	10,000	24,218	57,431
* Note: Amounts may not foot due to rounding conventions.
(a) Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.
(b) Amounts included in this column represent the incremental cost of our named executive officers’ spouses and guests participating in certain business-related entertainment events and travel in connection with such events. Where a spouse or guest traveled with a named executive officer utilizing a Company-sponsored aircraft on an otherwise scheduled business flight, there was no incremental cost to the Company associated with the spouse’s or guest’s accompaniment. Where a spouse or guest traveled with a named executive officer utilizing commercial flights, the incremental cost has been calculated based on the actual cost to the Company of the ticket or related fees. With respect to entertainment expenses attributed to a named executive officer’s spouse, the incremental cost is calculated based on the cost of meals or individually-purchased event tickets that are attributable to the spouse’s or guest’s attendance.
(c) Amounts included in this column represent restoration matching contributions as well as restoration retirement accrual matching contributions made to the Aleris 401(k) Plan on behalf of certain of our named executive officers.
(d) Amounts included in this column represent contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan on behalf of the named executive officers.

(e)
For Mr. Baan, amounts have been converted using the year-end conversion rate used by the Company (equaling 1.0949 US$ to 1CHF for 2012). The amount listed under “Financial Planning” represents tax preparation services, the amount listed under “Supplemental Insurance” represents the annual amount paid by the Company for supplemental medical insurance for Mr. Baan and his dependents in Switzerland, the amount listed under “Automobile” represents the annual car allowance and related costs, and the amount included in the “Housing Allowance” column represents the annual housing allowance

(5) The amounts in this column with respect to 2011 include: (i) the aggregate of dividend payments made in connection with our 2011 Stockholder Dividends in respect of shares issued to the applicable named executive officer in connection with the vesting of RSU awards prior to the dividend record date, in the amounts of $336,138, $80,765, $104,560, $42,278, $50,893, and $50,893 to Messrs. Demetriou, Baan, Stack, Weidenkopf, Clegg and Dick, respectively, and (ii) the aggregate of the dividend equivalent rights payments made in connection with the 2011 Stockholder Dividends in respect of unvested RSUs that remained outstanding at the time of the dividend record date, in the amounts of $1,057,635, $368,468, $336,752, $235,648, $235,648, and $315,648 to Messrs. Demetriou, Baan, Stack, Weidenkopf, Clegg and Dick, respectively.
(6) To convert compensation values to US$, the year-end conversion rate used by the Company (equaling 1.0949 US$ to 1 CHF for 2012), was applied to each payment.
(7) In February 2011, the Company granted Mr. Dick a $300,000 retention bonus, one-third of which vested and was paid on each of December 31, 2011 and December 2012, respectively. In connection with Mr. Dick’s departure from the Company on January 7, 2013, Mr. Dick is entitled to receive his third installment of his retention bonus on December 31, 2013, subject to signing his release agreement provided for in his employment agreement and complying with the applicable restrictive covenants contained therein.
Grants of plan-based awards for fiscal year 2012
The following table provides information concerning outstanding non-equity incentive plan awards as of December 31, 2012. No equity awards were granted under the Equity Incentive Plan in 2012 with respect to our named executive officers. Actual payments under the MIP that have been or are expected to be paid with respect to 2012 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above.

		Estimated possible payouts under non-equity incentive plan awards
Name	Type	Threshold ($)	Target ($)	Maximum ($)
Steven J. Demetriou	MIP	—	1,100,000	2,200,000
Roelof IJ. Baan (1)	MIP	—	884,197	1,768,395
Sean M. Stack	MIP	—	348,750	697,500
Thomas W. Weidenkopf	MIP	—	281,250	562,500
Christopher R. Clegg	MIP	—	300,000	600,000
K. Alan Dick	MIP	—	337,500	675,000

(1) To convert compensation values to US$, a year-end conversion rate used by the Company (equaling 1.0949 US$ to 1 CHF for 2012) was applied to the estimated possible MIP payouts.

Outstanding equity award adjustments
In light of the 2011 Stockholder Dividends, as noted in “Compensation discussion and analysis,” for the February 2011 stockholder dividend, a special committee of the Board of Directors and, for the June 2011 and November 2011 stockholder dividends, the Compensation Committee implemented appropriate and equitable adjustments to the number of shares of our common stock that underlies each outstanding stock option and the exercise price applicable to each in order to avoid a dilutive effect on the outstanding stock options, and to the number of shares of our common stock that underlies each RSU and shares of restricted stock, as applicable. In this regard (with respect to the 2011 Stockholder Dividends) the number of shares underlying each stock option that was outstanding on the dividend record date was increased by dividing the number of shares for each outstanding option that was granted before the February 2011 stockholder dividend, the June 2011 stockholder dividend, or November 2011 stockholder dividend, as applicable, by an adjustment ratio, and the exercise price of each option was decreased by multiplying the exercise price that applied before the February 2011 stockholder dividend, June 2011 stockholder dividend, or November 2011 stockholder dividend, as applicable, by the same adjustment ratio. The adjustment ratio was calculated based on the determination by a special committee of the Board of Directors of the fair market value of a share of our common stock immediately before and after the payment of the February 2011 stockholder dividend, the June 2011 stockholder dividend, and November 2011 stockholder dividend, as applicable. This adjustment ratio has been applied to each FMV Stock Option, Premium Stock Option, Super-Premium Stock Option and any other outstanding stock options granted after June 2010 and before the applicable record date in connection with each dividend event. Except with respect to the number of shares underlying outstanding options, no other adjustments were made to the number of shares of common stock available for grant under the Equity Incentive Plan, nor to the number of those shares that may be granted in the form of RSUs.
The following is an example of the adjustments that applied to the FMV Stock Option, Premium Stock Option and Super-Premium Stock Option, assuming an original June 2010 grant of 10,000 FMV Stock Options, 2,000 Premium Stock Options and 2,000 Super-Premium Stock Options following each respective 2011 Stockholder Dividend:

	Original Grant		Post-February Dividend Adjustment		Post-June Dividend Adjustment		Post-November Dividend Adjustment
	Shares	Exercise Price ($)	Shares	Exercise Price ($)	Shares	Exercise Price ($)	Shares	Exercise Price ($)
FMV Option	10,000	29.76	12,352	24.10	13,111	22.70	14,047	21.19
Premium Option	2,000	44.64	2,470	36.14	2,621	34.05	2,808	31.78
Super-Premium Option	2,000	59.52	2,470	48.19	2,621	45.40	2,808	42.38
Employment agreements
As of the Emergence Date, we entered into employment agreements with each of our named executive officers. As originally executed, for the U.S.-based executives, including Messrs. Demetriou, Stack, Weidenkopf, Clegg and Dick, the term of these employment agreements commenced upon the Emergence Date and generally terminates on the third anniversary of the Emergence Date, except that each term shall be automatically extended for additional one-year periods unless either the executive or the Company provides notice within a specified time period (one year in the event of the Company’s election with respect to Mr. Demetriou and six months with respect to the other named executive officers and 90 days in the event of the executive’s election with respect to Mr. Demetriou and 60 days with respect to the other named executive officers) of its intent not to renew. The term of the employment agreement with Mr. Baan (who is based in Switzerland) continues indefinitely until his employment is terminated with at least two months notice, either by the Company or by Mr. Baan. The notice period would be reduced for all of the executives (other than Mr. Baan) to 30 days as part of amendments that would be effective in connection with our proposed initial public offering (which is not guaranteed to occur). These amendments are more fully described below in the section entitled “Potential payments upon termination or change in control-Employment agreements.” The employment agreements provide for base salary, annual bonus opportunity and the grant of stock options and RSUs, as described herein. The named executive officers are entitled to participate in all employee benefit plans and programs of the Company and in all perquisite and fringe benefits which are from time to time made available to senior employees by the Company.
Mr. Demetriou’s perquisites cannot be adversely changed (without his consent) for the three-year period following the Emergence Date from those he was entitled to receive as of the Emergence Date. In addition, Mr. Demetriou and Mr. Stack agreed to purchase certain shares of our common stock upon the Emergence Date and executed a Stockholders Agreement in this regard, as described below. The employment agreements also set forth the rights and obligations of the named executive officer upon a termination of employment, which provisions would be amended in connection with our proposed initial public offering (which is not guaranteed to occur), and are described below under the headings “Potential payments upon termination or change in control” and “Revised compensation plans.”
Stockholders agreement
If and when any of the stock options granted under the Equity Incentive Plan are exercised and when shares are issued pursuant to the settlement of RSUs granted under the Equity Incentive Plan, each participant, including our named executive officers, automatically becomes a party to the Stockholders Agreement. The Stockholders Agreement provides that the holder of shares of common stock may not, except in limited circumstances, transfer any of the shares of common stock that are acquired upon the exercise of stock options or settlement of RSUs. In addition, if (i) the Oaktree Funds propose to transfer more than 2% of their common stock to any person who is not an affiliate of the Oaktree Funds or the Apollo Funds, or (ii) if the Oaktree Funds transfer more than 5% of their common stock to the Apollo Funds and the Apollo Funds in turn transfer such shares to any person who is not an affiliate of the Apollo Funds within 90 days of receiving such shares from the Oaktree Funds, a notice will be issued to provide other stockholders, including the named executive officers, with an opportunity to sell a proportionate number of shares to such person, based on such terms as may be set forth in that notice. Further, if stockholders holding a majority of the outstanding shares of common stock together propose to transfer, in one or a series of transactions, to either (i) a person who is not an affiliate of any of the stockholders in the group proposing such transfer, or (ii) a group that was established to purchase the Company that includes any of the stockholders proposing the transfer or its affiliates, but only if such stockholders proposing the transfer control no more than 10% of the voting securities of such group, the group proposing the transfer will be able to require other stockholders, including the named executive officers, to transfer a proportionate number of their shares of common stock to such person or group. The Stockholders Agreement will terminate if and when our proposed initial public offering becomes effective (which is not guaranteed), and will no longer be applicable to shares issued upon the exercise or vesting of stock options or RSUs, respectively.

Outstanding equity awards as of December 31, 2012
The following table provides information concerning outstanding equity awards for purchase of shares of common stock of Aleris Corporation as of December 31, 2012 for each of our named executive officers. The number of securities underlying options, RSUs and exercise prices reported below reflect the cumulative adjustments in connection with the 2011 Stockholder Dividends.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options unexercisable (1)		Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (2)	Market value of shares or units of stock that have not vested ($)(3)
Steven J. Demetriou	285,736	174,443	(4)	21.19	6/1/2020
	71,433	42,860	(4)	31.78	6/1/2020
	71,433	42,860	(4)	42.38	6/1/2020
						30,509(5)	1,464,432
Roelof IJ. Baan	101,835	61,102	(4)	21.19	6/1/2020
	25,458	15,275	(4)	31.78	6/1/2020
	25,458	15,275	(4)	42.38	6/1/2020
						10,874(5)	521,952
Sean M. Stack	90,978	54,588	(4)	21.19	6/1/2020
	22,744	13,697	(4)	31.78	6/1/2020
	22,744	13,647	(4)	42.38	6/1/2020
						9,714(5)	466,272
Thomas W. Weidenkopf	63,661	38,197	(4)	21.19	6/1/2020
	15,914	9,599	(4)	31.78	6/1/2020
	15,914	9,599	(4)	42.38	6/1/2020
						6,798(5)	326,304
Christopher R. Clegg	63,661	38,197	(4)	21.19	6/1/2020
	15,914	9,599	(4)	31.78	6/1/2020
	15,914	9,599	(4)	42.38	6/1/2020
						6,798(5)	326,304
K. Alan Dick	63,661	38,197	(6)	21.19	6/1/2020
	15,914	9,599	(6)	31.78	6/1/2020
	15,914	9,599	(6)	42.38	6/1/2020
	10,535	10,536	(7) (9)	35.89	2/2/2021
						9,298(8)(9)	446,304
(1) The amounts shown reflect cumulative adjustments made as a result of the 2011 Stockholder Dividends.
(2) The unvested shares reflected in this column are time-based restricted stock units.
(3) The amounts shown in this column are based upon the valuation of one share of our common stock on December 31, 2012 of $48.00.
(4) The options shown in this column will vest in six remaining equal quarterly installments on March 1, June 1, September 1 and December 1 of years 2013 through June 2014, as applicable.
(5) The restricted stock units shown in this column will vest in six remaining equal quarterly installments on March 1, June 1, September 1 and December 1 of years 2013 through June 2014, as applicable.

(6)
As of December 31, 2012, the options shown in this column will vest in six remaining equal quarterly installments on March 1, June 1, September 1, and December 1 of years 2013 through June 2014, as applicable.

(7) As of December 31, 2012, the options shown in this column will vest on December 31, 2014.

(8) As of December 31, 2012, 2,500 of the restricted stock units shown in this column will vest on December 31, 2014, and 6,798 of the restricted stock units shown in this column will vest in six remaining equal quarterly installments on March 1, June 1, September 1 and December 1 of years 2013 through June 2014, as applicable.
(9) Pursuant to his employment agreement and equity award agreements, in connection with Mr. Dick’s departure on January 7, 2013, an additional 3,099 RSUs and 22,610 options, representing the sum of 1/3 of the unvested equity with respect to each of his equity grants vested immediately upon his departure. In connection with Mr. Dick’s January 7, 2013 vesting event, 1,961 shares were issued to him and 1,138 shares were surrendered to pay taxes associated with this vesting event. Mr. Dick’s vested options will expire on July 7, 2013.
Option exercises and stock vested January 1-December 31, 2012
The number of shares acquired on vesting and the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events are reported below.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Steven J. Demetriou	—	—	20,339 (1)	976,272
Roelof IJ. Baan	—	—	7,248 (2)	347,904
Sean M. Stack	—	—	6,476 (3)	310,848
Thomas W. Weidenkopf	—	—	4,531 (4)	217,488
Christopher R. Clegg	—	—	4,531 (5)	217,488
K. Alan Dick	—	—	7,031 (6)	337,488

(1) In connection with Mr. Demetriou’s vesting events, 11,247 shares were issued to the executive and 9,092 shares were surrendered to pay taxes associated with such vesting events.
(2) In connection with Mr. Baan’s vesting events, 4,644 shares were issued to the executive and 2,604 shares were surrendered to pay taxes associated with such vesting events.
(3) In connection with Mr. Stack’s vesting events, 3,580 shares were issued to the executive and 2,896 shares were surrendered to pay taxes associated with such vesting events.
(4) In connection with Mr. Weidenkopf’s vesting events, 2,628 shares were issued to the executive and 1,903 shares were surrendered to pay taxes associated with such vesting events.
(5) In connection with Mr. Clegg’s vesting events, 3,083 shares were issued to the executive and 1,448 shares were surrendered to pay taxes associated with such vesting events.
(6) In connection with Mr. Dick’s vesting events, 4,637 shares were issued to the executive and 2,394 shares were surrendered to pay taxes associated with such vesting events.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	3,142,790	(3)	$28.80	(4)	440,882
Total	3,142,790		$28.80	(4)	440,882

(1) Represents Aleris Corporation’s 2010 Equity Incentive Plan, which was approved by the Bankruptcy Court as part of Aleris International’s emergence from bankruptcy on June 1, 2010.
(2) In connection with the 2011 Stockholder Dividends, the number of shares of common stock of Aleris Corporation authorized under the 2010 Equity Incentive Plan was adjusted, in the aggregate, from 2,928,810 to 3,764,557 as of December 31, 2012.
(3) Includes 2,995,831 stock options and 146,959 RSUs granted under Aleris Corporation’s 2010 Equity Incentive Plan, as of December 31, 2012.
(4) Weighted average exercise price is based on 2,995,831 outstanding options. Calculation excludes restricted stock units.
The Aleris Corporation 2010 Equity Incentive Plan (the “Equity Incentive Plan”) was established to attract, retain, incentivize and motivate officers and employees of, consultants to, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2012, awards of stock options, restricted stock and RSUs have been granted all with respect of Aleris Corporation common stock.

Administration. The Equity Incentive Plan is administered by the Board of Directors or, at its election, by a committee (currently the Compensation Committee). Subject to the express limitations of the Equity Incentive Plan, the committee has the authority to determine (i) which employees, consultants or directors of the Company, its subsidiaries and affiliates may be granted awards, (ii) the timing of granting awards, (iii) the number of shares subject to each award, (iv) the vesting schedule of the award and (v) any other terms and conditions of the award (which may vary among participants and awards). The committee is also authorized to interpret the Equity Incentive Plan, to establish, amend and rescind any rules and regulations relating to the Equity Incentive Plan, and to make any other determinations it deems necessary or desirable for the administration of the Equity Incentive Plan. Any decision of the committee in the interpretation or administration of the Equity Incentive Plan is made in the sole and absolute discretion of the committee and shall be, if made reasonably and in good faith, final, conclusive and binding.

Stock Subject to the Plan. The maximum number of shares of Aleris Corporation’s common stock which may be issued in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, is 3,764,557 shares (as adjusted). Of that amount, grants of RSUs are limited to 325,423 shares.

Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. Except in the case of grants to four of our directors in November 2010, and the grant to Mr. Dick in February 2011, all stock options outstanding as of December 31, 2012 vest in equal quarterly installments (generally based on the date of grant or appointment) over a period of four years and were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant). With respect to the four director grants in November 2010, the stock options also vest in quarterly installments over four years, but one quarter was vested on the date of the grant. With respect to Mr. Dick’s February 2011 grant, 50% of the stock options vested on December 31, 2012 and the remaining 50% will vest on December 31, 2014.

Restricted Stock Unit Awards. RSUs awarded under the Equity Incentive Plan consist of a grant by the Company of a specified number of units, which on the date of grant each represent one hypothetical share of Aleris Corporation common stock credited to an account of the award recipient, with no actual shares of Aleris Corporation common stock being issued until the RSU award has vested and are settled or the RSUs are otherwise settled in accordance with the RSU Agreement. With respect to RSUs outstanding as of December 31, 2012, except for the RSUs granted to four of our directors in November 2010, and the grant to Mr. Dick in February 2011, the restricted stock units granted vest in equal quarterly installments over a period of four years (generally based on the date of grant or appointment). For four of our directors, the RSUs granted in November 2010 also vest in quarterly installments over four years, but one quarter was vested on the date of the grant. With respect to Mr. Dick’s February 2011 grant, 50% of the RSUs vested on December 31, 2012 and the remaining 50% will vest on December 31, 2014. RSU holders are entitled to certain dividend equivalent rights with respect to each RSU in the event that some types of dividends are paid to the holders of Aleris Corporation common stock.

Non-Transferability of Awards. Awards, including stock options and RSUs, granted under the Equity Incentive Plan may not be transferred or assigned, other than by will or the laws of descent and distribution, unless the committee determines otherwise.

Adjustment of Shares and Change in Control. In the event of, among other events, an extraordinary distribution, stock dividend, recapitalization, stock split, reorganization, merger, spin-off, or other similar transaction, the number and kind of shares, in the aggregate, reserved for issuance under the Equity Incentive Plan will be adjusted to reflect the event. In addition, the committee may make adjustments to the number, exercise price, class, and kind of shares or other consideration underlying the awards. In the event of Change in Control (as defined in the Equity Incentive Plan), unless otherwise prohibited under applicable law or unless specified in an award agreement, the committee is authorized, but not obligated, with respect to any or all awards, to make adjustments in the terms and conditions of outstanding awards, including, but not limited to, causing the awards, as part of the Change in Control triggering event, to be continued, substituted, or canceled for a cash payment (or a payment in the same form as other stockholders are receiving in the Change in Control triggering event). In the event the awards are canceled, the payment would be equal to (i) for RSUs, the fair market value of the shares underlying the RSUs being canceled and (ii) for stock options, the excess, if any, between the fair market value of the shares underlying the stock options over the exercise price of the stock options being canceled. The committee may also accelerate the vesting of outstanding stock options or RSUs, or may adjust the expiration of any outstanding stock options. With respect to all awards granted as of December 31, 2010, in the event that the Company is involved in a Change in Control, a portion of an award holder’s stock option that remains unvested at such time will become vested and exercisable. The portion of the unvested stock options that will become vested and exercisable is based on a formula that, after it is applied at the time of the Change in Control event, results in the percentage of the holder’s cumulative stock options that are vested and exercisable equaling the percentage by which the Oaktree Funds and Apollo reduced their collective ownership in the Company as part of the Change in Control (as defined in the Plan and generally described below). If the Oaktree Funds and Apollo collectively reduce their ownership in the Company by 75% or more, then any unvested stock options will vest, and become exercisable, in full.

Clawback. Subject to the terms of an award agreement that may provide otherwise, the Company may cancel any stock options or RSUs, or require that the participant repay to the Company any gain that may have been realized when the stock options were exercised or when the RSUs were settled in the event that the participant violates any non-competition, non-solicitation or non-disclosure covenant or agreement that applies to such participant or if the participant engages in fraud or other misconduct that contributes materially to any financial restatement or material loss.

Amendments or Termination. The Board of Directors may amend, modify, alter, suspend, discontinue or terminate the Equity Incentive Plan or any portion of the Equity Incentive Plan or any award, including a stock option or RSU, at any time, subject to any applicable stockholder approval requirements. However, no such action by the Board of Directors may be made without the consent of a participant if such action would materially diminish any of the rights of such participant under any award granted to such participant under the Equity Incentive Plan, unless an amendment is required to comply with applicable laws, in which case the committee may amend the Equity Incentive Plan or any award agreement.
Pension benefits as of December 31, 2012
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2012. In making this calculation for Messrs. Demetriou, Stack, Clegg and Dick, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 3.30%; (c) cash balance interest crediting rates of 3.83% for 2012 and 3.50% for periods after 2012; and (d) a lump sum form of payment. See the disclosure below regarding the assumptions made with respect to Mr. Baan’s Swiss pension benefit.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)
Steven J. Demetriou	Cash Balance Plan	2.6	39,117
Roelof IJ. Baan	Swiss Pension Plan	4.7	1,299,564
Sean M. Stack	Cash Balance Plan	2.6	25,467
Thomas W. Weidenkopf	None	—	—
Christopher R. Clegg	Cash Balance Plan	2.5	36,173
K. Alan Dick	Cash Balance Plan	8.2	74,197

(1) To convert the present value of accumulated benefit to US$, the year-end conversion rate used by the Company (equaling 1.0949 US$ to 1 CHF for 2012) was applied.
As former Commonwealth Industries, Inc. (a predecessor company to Old AII, Inc.) employees, Messrs. Demetriou, Stack, Clegg and Dick are participants in the Cash Balance Plan, which was previously a plan of that predecessor entity. The Cash Balance Plan is a qualified defined benefit plan under the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Participants’ benefits are determined on the basis of a notional account. Accounts are credited with pay credits between 3.5% and 8.0% of earnings for each year of credited service based on the participant’s age. Interest is credited based on applicable rates of interest on U.S. Treasury bonds, subject to a minimum interest rate defined in the Cash Balance Plan. Compensation and benefits are limited to applicable Internal Revenue Code limits. Pay credits were ceased effective December 31, 2006.

Benefits are available to participants as either an annuity or lump sum with an equivalent value to the participant’s account at the time of distribution. Normal retirement is age 65 and unreduced benefits are available at age 62. Benefits are available at earlier ages as long as the participant is vested in the plan. Three years of service is required for vesting. Earnings include base pay and annual incentive payments. The value of stock options and other long-term compensation items are not included.
The plan provides grandfathered benefits to certain participants based on a previous plan benefit formula. None of our named executive officers are eligible for these benefits. Benefit accruals in this plan were frozen effective December 31, 2006 for all participants including our applicable named executive officers.
Mr. Baan is not a participant in the Cash Balance Plan. He participates in the Swiss Pension Plan, a plan operated in accordance with applicable Swiss law. The Swiss Pension Plan provides Mr. Baan with a cash-balance type benefit upon his retirement, whereby, at the participant’s normal retirement date at age 65, he is eligible for an annuity based on his account balance at the time. Under the terms of the plan and Mr. Baan’s employment agreement, service credits of 25% of Mr. Baan’s base salary are contributed annually to the Swiss Pension Plan, and all such contributions are paid by the Company, which includes a mandated contribution under Swiss law. Interest credits are also given on the account balance. No further contributions or interest credits are provided after retirement. In order to calculate the present value for Mr. Baan’s accumulated benefit, the following assumptions were applied: interest crediting rates on the mandated and supplemental accounts of 1.50% and 1.75%, respectively, a retirement age of 65 and a discount rate of 2.08%.

Nonqualified deferred compensation
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(1)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
Steven J. Demetriou	109,374	96,137	26,602	—	353,074
Roelof IJ. Baan (2)	—	—	—	—	—
Sean M. Stack	43,503	28,365	—	—	116,181
Thomas W. Weidenkopf (2)	—	4,798	—	—	4,798
Christopher R. Clegg	37,643	25,172	—	—	105,412
K. Alan Dick	38,686	24,218	8,687	—	113,153

(1)
The full amounts reported as executive contributions, and Company contributions have been reported in the “Salary” and “All other compensation” columns in the “Summary compensation table,” respectively. Amounts included in this column represent the following contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan on behalf of Messrs. Demetriou, Stack, Weidenkopf, Clegg and Dick: (a) restoration matching contributions in the amounts of $77,499, $24,803, $0, $20,114 and $20,949, respectively, and (b) restoration retirement accrual contributions in the amounts of $18,638, $3,563, $4,798, $5,058 and $3,269, respectively.

(2)	These named executive officers were not participants in our Deferred Compensation Plan in 2012.
Our named executive officers based in the United States are eligible to participate in the Deferred Compensation Plan that benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer a minimum of 10% but not more than 50% of his annual base compensation and between 10-95% of his bonus awarded pursuant to the MIP as compensation deferrals. In addition, the participant may elect to defer between 1-5% of his annual base compensation and between 1-5% of his bonus awarded pursuant to the MIP as restoration deferrals. With respect to amounts contributed to the plan by the participant as restoration deferrals, the Company provides certain matching contributions and employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of five or ten years, depending on distribution’s triggering event and the participant’s elections, in compliance with the election and timing rules of Internal Revenue Code Section 409A.
Potential payments upon termination or change in control

As discussed in the Compensation discussion and analysis, the named executive officers are eligible for severance benefits under their employment agreements, as described below, in the event of certain termination of employment events. In addition, certain provisions are trigged pursuant to the stock option and RSU award agreements in the event of a Change in Control or termination of employment.
The payments and benefits to which the named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change in Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2012. For this purpose, we have assumed a value of $48.00 per share of our common stock.

Employment agreements
Under the terms of the employment agreements, the named executive officers’ employment may be terminated at any time by either party, subject to certain notice provisions and severance obligations in the event of certain specified terminations. The payments and benefits upon each termination of employment scenario as described herein (other than accrued benefits) are generally conditioned upon the execution of a general release of claims against the Company and the executive’s compliance with certain restrictive covenants discussed below.
Upon a termination without Cause or for Good Reason (each as defined below):
Mr. Demetriou would receive under his original agreement without regard to amendments that would take effect in connection with our proposed initial public offering (which is not guaranteed to occur):

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not yet paid;

▪
a cash severance payment equal to an amount based on a sliding scale such that (a) if the termination event occurred on or prior to the first anniversary of the Emergence Date, two times the sum of his base salary and target bonus, or (b) if the termination event occurs subsequent to the first anniversary of the Emergence Date, the product of (1) the sum of his base salary and the average bonus earned for the two most recent calendar years, and (2) the greater of (x) one and (y) a fraction, the numerator of which is the number of days from the date of termination through the expiration date of the then-outstanding term and the denominator of which is 365, in each case, payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of two years following the date of termination; and

▪
continuation of all medical benefits for (a) in the event termination occurred on or prior to the first anniversary of the Emergence Date, two years, or (b) in the event termination occurs subsequent to the first anniversary of the Emergence Date, the greater of (1) 12 months and (2) the period of time from the date of termination through the expiration date of the then-outstanding term.

For Mr. Demetriou, the timing of severance payments in connection with an involuntary termination following a Change in Control and the period of severance generally would be amended in connection with our initial public offering (which is not guaranteed to occur), as described below.

Each of the other named executive officers would receive under his original agreement without regard to amendments that would take effect in connection with our proposed initial public offering (which is not guaranteed to occur):

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not yet paid;

▪
a cash severance payment equal to 1.5 (or 1.33 for Mr. Baan) times the sum of his base salary and average bonus earned for the two most recent calendar years, payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of 18 months (16 months for Mr. Baan) following the date of termination; and

▪	continuation of all medical benefits for 18 months (16 months for Mr. Baan).
The timing of severance payments in connection with an involuntary termination following a Change in Control would be amended in connection with our proposed initial public offering (which is not guaranteed to occur), as described below.

Upon a termination by the Company for Cause or by the named executive officer without Good Reason, the named executive officer would only receive his or her accrued benefits. Upon a termination due to the named executive officer’s death or disability, the named executive officer (or his or her estate) would receive:

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not yet paid; and

▪	a pro-rata bonus determined based on the named executive officer’s target bonus adjusted for the number of days the named executive officer was employed during the calendar year.
In each of the named executive officer’s employment agreements, “Cause” is defined to mean the occurrence of any of the following, if the executive has not cured such behavior, where applicable, within 30 days after receiving notice from Aleris International:

▪	a material breach of the employment agreement;

▪	other than as a result of physical or mental illness or injury, continued failure to substantially perform his duties;

▪	gross negligence or willful misconduct which causes or reasonably should be expected to cause material harm to Aleris International or the Company and its subsidiaries;

▪	material failure to use best reasonable efforts to follow lawful instructions of the Board of Directors or, for the named executive officers other than Mr. Demetriou, his direct supervisor; or

▪	an indictment for, or plea of nolo contendere to, a felony involving moral turpitude or other serious crime involving moral turpitude.
“Good Reason” is defined to mean the occurrence of any of the following, without the named executive officer’s prior written consent, if Aleris International has not cured such behavior within 60 days after receiving notice from the executive:

▪	a material reduction in base salary or annual bonus opportunity;

▪	a material diminution in position, duties, responsibilities or reporting relationships;

▪	a material breach by Aleris International or the Company of any material economic obligation under the employment agreement or stock option or RSU award agreements; or

▪	a change of principal place of employment to a location more than seventy-five miles from such principal place of employment as of the Emergence Date.
In the original employment agreements, for the U.S.-based executives, if the Company elects not to renew the named executive officer’s employment at the end of the then-outstanding term in accordance with the terms of the employment agreement (which requires Aleris International to provide at least 12-months notice to Mr. Demetriou and at least six months notice to the other named executive officers), the named executive officer would be entitled to receive: (i) accrued benefits and (ii) a cash non-renewal payment equal to the sum of the named executive officer’s base salary and average earned bonus for the two most recent calendar years, payable in substantially equal installments consistent with the Company’s payroll practices over the twelve-month period following the date of termination. The Board of Directors has approved amendments to these notice provisions, which would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) and as further described below.
If any named executive officer elects to not renew his employment agreement at the end of the then-outstanding term in accordance with the terms of the employment (which require him to provide 90 days notice in the case of Mr. Demetriou and 60 days notice in the case of the other named executive officers), the named executive officer would be entitled to receive: (i) accrued benefits and (ii) a pro-rata bonus determined based on the bonus he would have received for that year if termination had not occurred and the number of days that the executive was employed during the calendar year. The term of the employment agreement with Mr. Baan (who is based in Switzerland) continues indefinitely until his employment is terminated with at least two months notice, either by the Company or by Mr. Baan. This provision was not amended by the Board of Directors in connection with our proposed initial public offering (which is not guaranteed to occur).
Under the employment agreements, each named executive officer agrees to be bound by certain restrictive covenants, including a confidentiality provision. Each employment agreement also obligates the named executive officer to agree to not

(i) solicit, hire, or encourage any such person to terminate employment with Aleris International or its affiliates, anyone employed by Aleris International within six months of such hiring date, for a period of two years for Mr. Demetriou and 18 months for the other named executive officers, in each case, following his termination; (ii) compete with Aleris International for a period of two years for Mr. Demetriou and 18 months for the other named executive officers, in each case, following his termination; and (iii) defame or disparage Aleris International, its affiliates and their respective officers, directors, members and executives.
The Board of Directors has approved amendments to the employment agreements for Messrs. Demetriou, Stack, Clegg and Weidenkopf that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). The amendment to Mr. Demetriou’s employment agreement provides that Mr. Demetriou will receive 24 months of severance payments and benefits after a termination by Aleris International without Cause, or by Mr. Demetriou for Good Reason (as such terms are described in his employment agreement) or on a non-renewal, even if the termination is after the first anniversary of the Emergence Date of his agreement and regardless of the number of months remaining in the term of his employment agreement. Aleris International would be required to provide only a 30-day notice of nonrenewal of the employment agreement, instead of a one year notice. The severance payments would be made in equal installments over the 24-month severance period; however, in the event that such termination occurs in contemplation of a Change in Control or during the 12 months following a Change in Control (as defined in the amended and restated Equity Incentive Plan, which would also become effective in connection with our proposed initial public offering (which is not guaranteed to occur), severance payments will be made in a lump sum to the extent allowable under Section 409A of the Internal Revenue Code. The employment agreements for Messrs. Stack, Clegg and Weidenkopf would be amended such that the notice period for a non-renewal of the agreement by the Company is shortened from six months to 30 days and the severance benefit the executive is entitled to receive in such event is adjusted to take into account the shortened notice period. Under the amended agreement, each executive would receive 18 months of severance on a nonrenewal, which coincides with the amount of severance he is currently entitled to receive after a termination of employment without Cause or by the executive for Good Reason (as such terms are described in each executive’s employment agreement). The severance payments would be made in equal installments over the 18-month severance period; however, the amendment to the employment agreements for Messrs. Stack, Clegg, Baan and Weidenkopf, would also state that in the event such termination occurs in contemplation of a Change in Control or during the 12 months following a Change in Control (as defined in the amended and restated Equity Incentive Plan), severance payments will be made in a lump sum to the extent allowable under Section 409A of the Internal Revenue Code or would be allowable if Section 409A of the Internal Revenue Code was applicable.
2012 MIP Bonus Awards
In the event of the executive’s death, disability, or retirement, under the terms of the MIP, the named executive officer becomes entitled to payment of a pro-rata portion of the bonus amount which he would have received as of the date of his death, disability, or retirement, as applicable.
Equity award agreements
Under the Equity Incentive Plan and equity award agreements, upon a Change in Control, each tranche of our named executive officer’s stock options and the RSUs would vest to the extent necessary to make the aggregate percentage of all applicable tranches of the stock options and the RSUs that have become vested as of the date of such Change in Control at least equal to the percentage by which the Oaktree Funds and the Apollo Funds have reduced their combined common stock interest in the Company. The remaining unvested tranches, if applicable, would continue to vest in accordance with their terms. If the Oaktree Funds and the Apollo Funds’ combined common stock interest in the Company is reduced by 75% or more, then all applicable tranches of the stock option and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares held collectively by the Oaktree Funds and the Apollo Funds as of the Emergence Date and still held by them immediately following the Change in Control to the number of shares they held on the Emergence Date (to be adjusted for stock splits, stock dividends and similar events). The Board of Directors has approved an amendment to the equity award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur), under which all outstanding awards would be subject to the terms of the amended and restated Equity Incentive Plan (which would also become effective in connection with the effectiveness of our proposed initial public offering (which is not guaranteed to occur)).
Upon a voluntary termination of employment by the named executive officer without Good Reason, the named executive officer would forfeit all unvested options and RSUs immediately and would have the lesser of 90 days or the remaining term to exercise all vested options. Upon a termination of employment by the Company for Cause, the named executive officer would forfeit all options (whether vested or unvested) and unvested RSUs. Upon a termination of employment by the Company without Cause or by the named executive officer for Good Reason (including due to the non-extension of his employment term by the Company), each tranche, if applicable, of unvested options and all RSUs would become immediately vested with respect to (i) for Mr. Demetriou, 50% and (ii) for each other named executive officer, 33%, in each case, of the then unvested options that have not previously been vested or remaining RSUs, respectively. The named executive officer would then have six months to exercise all vested options. If the named executive officer’s employment is terminated as a result of death or disability, all unvested options and RSUs would be forfeited immediately and the named executive officer would have the shorter of one year or the length of the remaining term to exercise all vested options.

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment($)(1)	Cash and benefits ($)(2)	Value of equity acceleration ($)(3)	Cash and benefits ($)(4)	Value of equity acceleration ($) (5)
Steven J. Demetriou	76,923	2,967,476	3,498,427	835,923	6,996,881
Roelof IJ. Baan (6)	86,619	3,450,627	822,888	820,502	2,493,703
Sean M. Stack	35,769	1,546,593	735,170	276,407	2,227,827
Thomas W. Weidenkopf	28,846	1,256,077	514,438	222,909	1,558,916
Christopher R. Clegg	30,769	1,337,633	514,438	237,769	1,558,916
K. Alan Dick	34,615	1,286,075	596,132	179,739	1,806,507

(1) The amounts in this column include only payment of vacation, as of December 31, 2012.
(2) The amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s employment agreement assuming the termination occurred on December 31, 2012) includes, in addition to the amounts described in Note 4 below, the payment of the sum of executive’s base salary and average earned annual bonus for the two most recent years multiplied by a multiple (1.0, 1.33, and 1.5 for Mr. Demetriou, Mr. Baan, and each of the other named executive officers, respectively), an estimated value of continued medical benefits for 12 months for Mr. Demetriou, 16 months for Mr. Baan and 18 months for each of the other named executive officers.
(3) Upon termination by Aleris International without Cause or by the Executive for Good Reason, the named executive officers’ remaining unvested options and RSUs will vest, 50% with respect to Mr. Demetriou’s remaining unvested equity awards, and 33% with respect to the remaining unvested equity awards for the other named executive officers, as of the date of such termination (assumed to occur on December 31, 2012).
(4) The amounts in this column include payment of vacation for all U.S. named executive officers and one-month base salary for Mr. Baan, as of December 31, 2012, as well as payment of each executive’s earned but unpaid 2012 MIP bonus amounts.
(5) The Change in Control equity valuation assumes that the Oaktree Funds and the Apollo Funds would reduce their combined common stock interest of the Company by more than 75%, triggering the full vesting of outstanding equity awards.

(6)
For Mr. Baan, all amounts other than the value of equity acceleration have been converted using the year-end conversion rate used by the Company (equaling 1.0949 US$ to 1CHF for 2012). Additionally, amounts shown do not reflect the garden leave period for Mr. Baan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2012.

Scott L. Graves
Christopher M. Crane
G. Richard Wagoner, Jr.
Compensation Committee Interlocks and Insider Participation
For the period between June 1, 2010 and the establishment of our Compensation Committee, our entire Board at that time performed the functions of a Compensation Committee. Other than Mr. Demetriou, none of our directors has ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Graves, Crane and Wagoner serve as the members of our Compensation Committee. During 2012, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.

Director compensation
On June 1, 2010, as part of Aleris International’s emergence from bankruptcy, the following individuals were appointed by the Oaktree Funds as our new directors: Kenneth Liang, Scott Graves, Brian Laibow and Ara Abrahamian (together, with Emily Stephens, Robert O’Leary and Raghav Khanna, who joined our Board in January 2011, December 2011 and December 2012, respectively, collectively referred to as the “Oaktree Directors”). On July 30, 2010, G. Richard Wagoner, Jr. joined the Board of Directors as an “outside” director, meaning that he is not affiliated with our principal stockholders. On September 1, 2010, Christopher M. Crane also joined the Board of Directors as an additional “outside” director. In addition, on January 21, 2011, Lawrence Stranghoener joined the Board of Directors as another “outside” director and Emily Stephens, who is affiliated with the Oaktree Funds, also became a director. On December 7, 2011, Ara Abrahamian resigned from the Board, and Robert O’Leary was appointed by the Oaktree Funds to replace Mr. Abrahamian as an Oaktree Director. On December 5, 2012, Kenneth Liang resigned from the Board, and Raghav Khanna was appointed by the Oaktree Funds to replace Mr. Liang as an Oaktree Director.

Each of the directors received an equity award as a portion of their compensation for services as a director upon becoming a director, except in the case of Mr. O’ Leary, who was appointed as a director on December 7, 2011 and received equity grants on January 31, 2012 and Mr. Khanna, who was appointed as a director on December 5. 2012 received equity grants on February 5, 2013. These equity awards consist of stock options, RSUs and/or restricted stock. In addition to the equity grants, in September 2010, the Board of Directors approved payment of a $50,000 annual cash retainer, payable in equal installments at the end of each calendar quarter with respect to service on our Board of Directors and the Board of Directors of Aleris International for each director except Mr. Wagoner. Mr. Wagoner does not receive a cash retainer because it was determined that his restricted stock equity award provides adequate compensation for Mr. Wagoner’s service. This cash retainer level was continued in fiscal years 2011 and 2012. On January 21, 2011, our Board of Directors authorized Mr. Stranghoener to receive an additional annual cash payment of $15,000, payable in equal installments at the end of each calendar quarter with respect to service as Chair of our Audit Committee commencing with the first quarter of 2011. This additional annual cash payment was continued in 2012. For each of the Oaktree Directors, all cash and non-cash compensation paid to the Oaktree Director with respect to their service as one of our directors is turned over to an Oaktree affiliate pursuant to an agreement between the Oaktree Funds and the Oaktree Director as part of his or her employment with the Oaktree Funds.

The following table sets forth a summary of compensation with respect to our directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2012.
Director compensation - January 1-December 31, 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)		Total ($)
Kenneth Liang (1)	$50,000	—		—		$50,000
Scott L. Graves (1)	50,000	—		—		50,000
Brian Laibow (1)	50,000	—		—		50,000
Emily Stephens (1)	50,000	—		—		50,000
Raghav Khanna (1)	—	—		—		—
Robert O’Leary (1)	50,000	115,200	(2)	727,765	(2)	892,965
G. Richard Wagoner, Jr. (3)	—	—		—		—
Christopher M. Crane (4)	50,000	—		—		50,000
Lawrence W. Stranghoener (5)	65,000	—		—		65,000

(1) Messrs. Kenneth Liang, Scott Graves, Brian Laibow, Robert O’Leary, and Raghav Khanna, and Ms. Emily Stephens have been appointed to the Board of Directors by the Oaktree Funds. Mr. Khanna replaced Mr. Liang after Mr. Liang’s resignation, effective December 5, 2012. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree and is not kept by the individual. Messrs. Liang, Graves, Laibow and O’Leary, and Ms. Emily Stephens were granted equity awards consisting of RSUs and options. Mr. Raghav Khanna received, on February 6, 2013, grants of 2,500 RSUs and stock options to acquire 12,150 shares of common stock, with an exercise price equal to the fair market value of a share of common stock on the date of grant. On December 31, 2012, equity grants outstanding granted to the Oaktree Directors, held by the Oaktree Funds, included 77,760 options to purchase shares of Aleris Corporation common stock and 9,938 unvested RSUs.
(2) Mr. Robert O’Leary received, on January 31, 2012, grants of 2,400 RSUs and stock options to acquire 29,500 shares of common stock, with an exercise price equal to the fair market value of a share of common stock on the date of grant. The restrictions will lapse on the RSUs and the options vest as to six and one-quarter percent (6.25%) of the total RSUs and stock options, on each quarterly anniversary of the date of grant during the four-year period following the date of grant. These awards represent the full amount of equity awards that have been awarded to Mr. O’Leary and his awards are held by an affiliate of Oaktree.
(3) On December 31, 2012, Mr. Wagoner held 20,000 shares of restricted stock, of which 12,500 were vested and 7,500 remained unvested.
(4) On December 31, 2012, Mr. Crane held 1,687 shares of Aleris Corporation common stock issued to him in connection with RSU vesting events, 1,313 unvested RSUs and 16,856 outstanding stock option awards, of which 9,451 were vested.
(5) On December 31, 2012, Mr. Stranghoener held 1,312 shares of Aleris Corporation common stock, 1,688 unvested RSUs and 21,071 outstanding stock option awards, of which 9,219 were vested.
 With respect to all of the equity awards, the following terms generally apply:

▪
Generally directors do not have any rights with respect to the shares underlying their RSUs, until each RSU becomes vested and the director is issued a share of common stock in settlement of the RSU; however, the RSUs granted to the directors include a dividend equivalent right, pursuant to which the director is entitled to receive, for each RSU, a payment equal in amount to any dividend or distribution made with respect to a share of our common stock, at the same time as the dividend or distribution is made to our stockholders.

▪	The RSUs will be settled through the issuance of shares of our common stock equal to the number of RSUs that have vested.

▪
If the stockholders of the Company do not re-elect or reappoint a director to our Board of Directors and the Board of Directors of Aleris International prior to the end of the four-year vesting period, all restrictions will lapse with respect to restricted stock and all RSUs will vest. If board service ceases for any other reason, all unvested restricted shares or RSUs are forfeited.

▪
In the event of, among other events, an extraordinary distribution, stock dividend, recapitalization, stock split, reorganization, merger, spin-off or other similar transaction, the Board of Directors shall make appropriate and equitable adjustments to the number, exercise price, class and kind of shares or other consideration underlying awards that have been granted under the Equity Incentive Plan, including the stock options and restricted stock awarded to directors.

▪
Stock options may terminate prior to the scheduled vesting when board service ends. The unvested portion of the stock option will terminate, and the vested portion of the stock option will terminate as follows: (1) if the stockholders of the Company do not re-elect or reappoint the director to the Board of Directors of the Company and Aleris International or the director is removed from service on the Board of Directors of the Company and Aleris International, the stock option will terminate six months after service ends; (2) if the board service ends due to death, the stock option will terminate twelve months after the date of death; and (3) if board service ends for any other reason, the stock option will terminate 90 days after service ends.

▪
After service ends, the Company has the right, but not the obligation, to purchase any shares acquired by the director upon lapsing of restrictions on restricted stock or restricted stock units or exercise of the stock options. The call right may be exercised, in whole or in part, from time to time and the individual will be paid the fair market value of the shares on the call settlement date.

▪
If a director is serving on the Board of Directors of the Company at the time of a Change in Control, his or her then restricted shares, RSUs or stock options will vest to the extent necessary to make the cumulative percentage of the award granted that has become vested as of such Change of Control at least equal to the percentage by which the Oaktree Funds and the Apollo Funds have reduced their combined common stock interest in the Company. If the Oaktree Funds’ and the Apollo Funds’ combined common stock interest in the Company is reduced by 75% or more, then all stock options and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares acquired by the Oaktree Funds and the Apollo Funds on the Emergence Date and still held by them immediately following the Change in Control to the number of shares of our common stock that they held as of the Emergence Date (to be adjusted for stock splits, stock dividends, and similar events). The Board of Directors has approved an amendment to the applicable award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) stating that outstanding awards would be subject to the terms of the amended and restated Equity Incentive Plan.

Revised Compensation Plans

Summary of Amendments
In connection with our proposed initial public offering (which is not guaranteed to occur), the Board of Directors has determined that it is desirable to amend and restate the Equity Incentive Plan, to amend and restate the MIP, and amend the stock option and RSU agreements with respect to all outstanding awards, in each case to update certain provisions of these arrangements. Each of these changes would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). The material amendments to the Equity Incentive Plan include the following:

▪	Increasing the number of shares authorized for issuance;

▪
Updating the definition of “Initial Investor” so that an Initial Investor (referring to the Oaktree Funds, Apollo and their respective affiliates) ceases to be considered an Initial Investor once its ownership drops below 7.5% of the Voting Securities, and so that the term Initial Investor does not include an affiliate that is a person participating in the metals industry upon completion of this initial public offering, which affects when a Change in Control is triggered;

▪
Incorporating various provisions and performance criteria related to performance-based awards for future use in compliance with Section 162(m) of the Internal Revenue Code and currently included in the MIP for consistency;

▪	Modifying provisions regarding the transferability of awards based on public company status;

▪	Updating certain administrative provisions regarding amendments, termination and administration; and

▪	Eliminating the ability to provide awards under the plan to consultants.
With respect to the MIP, the Company will adopt an amended and restated plan, of which the material amendments include the following:

▪	Updating the definition of Change of Control to conform to the amended and restated Equity Incentive Plan;

▪	Updating the performance objective metrics that may be used for future bonus awards to conform to the performance-based grant features under the amended and restated Equity Incentive Plan;

▪	Incorporating various provisions related to performance-based awards for future use in compliance with Section 162(m) of the Internal Revenue Code; and

▪	Providing for pro-rated awards in the event of participant’s death, disability or retirement based on actual performance at end of the relevant performance cycle.
With respect to the grants of stock options, RSUs and/or restricted stock to the named executive officers, other key employees, and directors (referred to collectively as the “Equity Awards”) the material amendments to the award agreements include the following:

▪	Eliminating the requirement to sign a stockholders agreement when the RSUs and restricted stock vests, or stock options are exercised;

▪	Providing that the Equity Awards are subject to the amended and restated Equity Incentive Plan, including the revised definition of Change in Control;

▪	Eliminating references that are generally specific to companies that are privately held; and

▪
With respect to the RSU award agreements for Mr. Demetriou and Mr. Stack, providing for the identical rights as other named executive officers which allow the executive to net settle the RSUs upon vesting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of February 2, 2013 (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and named executive officer; and (3) all directors and executive officers as a group.
Percentage of class beneficially owned is based on 31,152,657 shares of common stock outstanding as of February 2, 2013, together with the applicable options to purchase shares of common stock for each stockholder exercisable on February 2,

2013 or within 60 days thereafter and the number of shares issuable upon the vesting of restricted stock units held by the stockholder that is scheduled to occur within 60 days of February 2, 2013. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 2, 2013 and upon the vesting of restricted stock units within 60 days after February 2, 2013 are deemed outstanding for computing the percentage ownership of the person holding the options or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Exercisable Options and Options and RSUs vesting within 60 days	Total	Percent of Class
Oaktree Funds (2)(3)	17,921,441	54,904	17,976,345	57.60%
Apollo Funds (2)(4)	5,490,108	—	5,490,108	17.62%
Sankaty Funds (2)(5)	3,036,290	—	3,036,290	9.75%
Steven J. Demetriou	64,100	476,547	540,647	1.71%
Roelof IJ. Baan	13,552	169,839	183,391	*
Sean M. Stack	22,167	151,733	173,900	*
Christopher R. Clegg	8,794	106,171	114,965	*
Thomas W. Weidenkopf	7,527	106,172	113,699	*
G. Richard Wagoner (7)	12,500	_	12,500	*
Christopher M. Crane	1,687	10,723	12,410	*
Lawrence Stranghoener	1,500	10,536	12,036	*
Emily Stephens (8)	_	_	—	*
Scott Graves (8)	_	_	—	*
Raghav Khanna (8)	_	_	—	*
Brian Laibow (8)	_	_	—	*
Robert O’Leary (8)	_	_	—	*
All executive officers and directors as a group (13 persons)			1,163,548	3.68%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Aleris Corporation and each of its stockholders is a party to the stockholders agreement discussed in Item 13 – “Certain Relationships and Related Party Transactions-Stockholders Agreement.” Aleris Corporation and the Oaktree Funds, the Apollo funds and holders of at least 5% of outstanding Aleris Corporation common stock are each a party to the Registration Rights Agreement discussed in Item 13 – “Certain relationships and related party transactions-Registration rights agreement.”

(3)
Represents all equity interests owned by OCM Opportunities ALS Holdings, L.P., OCM High Yield Plus ALS Holdings, L.P., Oaktree European Credit Opportunities Holdings, Ltd., Oaktree European Credit Opportunities II, Ltd., and OCM FIE, LLC. Of the shares included, 16,655,270 are held by OCM Opportunities ALS Holdings, L.P.; 987,603 are held by OCM High Yield Plus ALS Holdings, L.P.; 267,196 are held by Oaktree European Credit Opportunities Holdings, Ltd.; and 66,276 are held by OCM FIE, LLC, which includes 54,224 shares which may be acquired upon exercise of options that are vested or will vest within 60 days of February 2, 2013, including vested stock options assigned to OCM FIE, LLC, and 680 shares which would be issued on settlement of RSUs vesting within 60 days of February 2, 2013. Shares held by OCM FIE, LLC include 10,535 vested stock options assigned to OCM FIE, LLC by Mr. Kenneth Liang, who was previously a director and resigned from that position as of December 5, 2012. These vested options will expire on March 5, 2013. Mr. Liang is an officer of Oaktree and as part of his employment with Oaktree and pursuant to the policies of Oaktree, Mr. Liang must hold his vested options on behalf of and for the sole benefit of OCM FIE, LLC and has assigned all economic, pecuniary and voting rights to OCM FIE, LLC. Mr. Liang disclaims beneficial ownership of these securities, except to the extent of any direct pecuniary interest therein. The mailing address for the owners listed above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Oaktree European Credit Opportunities Holdings, Ltd. also holds 51.5 shares of our redeemable preferred stock and $418,856 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes. OCM High Yield Plus ALS Holdings, L.P. also holds 188 shares of Aleris International’s redeemable preferred stock and $1,535,922 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes. OCM Opportunities ALS Debt Holdings, LLC also holds 3,176 shares of our redeemable preferred stock and $25,946,760 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes. Each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock under certain circumstances. The shares reported as beneficially owned in the above table do not reflect the number of shares of common stock issuable to the Oaktree funds upon exchange of the redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes.

The general partner of OCM Opportunities ALS Holdings, L.P. and the manager of OCM Opportunities ALS Debt Holdings, LLC is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM Opportunities ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM Opportunities ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The general partner of OCM High Yield Plus ALS Holdings, L.P. is Oaktree Fund GP IIA, LLC. The managing member of Oaktree Fund GP IIA, LLC is Oaktree Fund GP II, L.P. The general partner of Oaktree Fund GP II, L.P. is Oaktree Capital II, L.P. The general partner of Oaktree Capital II, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM High Yield Plus ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM High Yield Plus ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The director of Oaktree European Credit Opportunities Holdings, Ltd. is Oaktree Europe GP, Ltd. Oaktree Europe GP, Ltd. is also the general partner of Oaktree Capital Management (UK) LLP, which is the portfolio manager to Oaktree European Credit Opportunities II, Ltd. The sole shareholder of Oaktree Europe GP, Ltd. is Oaktree Capital Management (Cayman), L.P. The general partner of Oaktree Capital Management (Cayman), L.P. is Oaktree Holdings, Ltd. The sole shareholder of Oaktree Holdings, Ltd. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Oaktree European Credit Opportunities Holdings, Ltd. Each of the directors, general partners, managers, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by each of Oaktree European Credit Opportunities Holdings, Ltd., except to the extent of any pecuniary interest therein. The address for Oaktree Capital Management (UK) LLP is 27 Knightsbridge,4th Floor, London SW1X 7LY, United Kingdom, and the address for all other entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The managing member of OCM FIE, LLC is Oaktree Capital Management, L.P. The general partner of Oaktree Capital Management, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM FIE, LLC. Each of the general partners, managing members, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM FIE, LLC except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4)
Represents 5,490,108 shares of common stock held of record by Apollo ALS Holdings II, L.P. (“Apollo ALS Holdings”). The shares reported as beneficially owned in the above table do not include the number of shares of common stock issuable upon exchange of (i) the 1,047 shares of Aleris International’s redeemable preferred stock that are held by Apollo ALS Holdings, nor (ii) the $8,553,015 of Aleris International’s 6% senior subordinated exchangeable notes that are held by Apollo ALS Holdings. Aleris International’s redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes are redeemable or exchangeable under certain circumstances.

The general partner of Apollo ALS Holdings is Apollo ALS Holdings II GP, LLC (“Apollo ALS Holdings GP”). The managers of Apollo ALS Holdings GP are Apollo Management VI, L.P. (“Management VI”), Apollo Management VII, L.P. (“Management VII”) and Apollo Credit Opportunity Management, LLC (“ACO Management”). AIF VI Management, LLC (“AIF VI Management”) is the general partner of Management VI, and AIF VII Management, LLC (“AIF VII Management”) is the general partner of Management VII. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of each of AIF VI Management and AIF VII Management. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Capital Management, L.P. (“Capital Management”) is the sole member and manager of ACO Management, and Apollo Capital Management GP, LLC (“Capital Management GP”) is the general partner of Capital Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP and of Capital Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and as such indirectly control voting and disposition of the shares of common stock held by Apollo ALS Holdings. The address of Apollo ALS Holdings and Apollo ALS Holdings GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management VI, Management VII, ACO Management, AIF VI Management, AIF VII Management, Apollo Management, Management GP, Capital Management, Capital Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(5)
Represents all equity interests of 111 Capital, L.P., Castle Hill III CLO, Ltd., Nash Point CLO, Prospect Harbor Credit Partners, L.P., Race Point II CLO, Limited, Race Point III CLO, Race Point IV CLO, Ltd., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Sankaty Credit Opportunities II L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., Sankaty High Yield Partners III, L.P., Sankaty Special Situations I Grantor Trust UA 6/29/12, Sankaty Credit Opportunities, L.P., Sankaty High Yield Partners II, L.P. and SR Group, LLC (collectively, the “Sankaty Funds”). The mailing address of the Sankaty Funds is c/o Sankaty Advisors, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

In addition, the Sankaty Funds, managed or advised by Sankaty Advisors, LLC, a Delaware limited liability company (“Sankaty Advisors”), hold in the aggregate, 537.5 shares of Aleris International’s redeemable preferred stock and

$4,392,855 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes, which are convertible or exchangeable under certain circumstances. The shares reported as beneficially owned in the above table do not reflect the number of shares of common stock issuable to the Sankaty Funds upon exchange of the redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes.
Sankaty Advisors, is the collateral manager to Castle Hill III CLO, Limited, a Delaware limited liability company (“CH III”), Chatham Light CLO, Limited, a Cayman Islands exempted company (“CL”), Nash Point, CLO, an Irish public unlimited company (“NP”), Race Point II CLO, Limited, a Cayman Islands exempted company (“RP II”), Race Point III CLO, an Irish public unlimited company (“RP III”), and Race Point IV CLO, Limited, a Cayman Islands exempted company (“RP IV”). Mr. Jonathan Lavine is the manager of Sankaty Advisors. By virtue of these relationships, Mr. Lavine may be deemed to have voting and dispositive power with respect to the shares of common and preferred stock held by each of CH III, CL, NP, RP II, RP III, and RP IV. Mr. Lavine and Sankaty Advisors disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
111 Capital Investors, LLC, a Delaware limited liability company (“111 Capital Investors”), is the general partner of 111 Capital, L.P. (“111”). Sankaty Credit Opportunities Investors, LLC, a Delaware limited liability company (“SCOI”), is the sole general partner of Sankaty Credit Opportunities, L.P., a Delaware limited partnership (“COPs”). Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company (“SCOI II”), is the sole general partner of Sankaty Credit Opportunities II, L.P., a Delaware limited partnership (“COPs II”). Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), is the sole general partner of Sankaty Credit Opportunities III, L.P., a Delaware limited partnership (“COPs III”). Sankaty Credit Opportunities Investors IV, LLC, a Delaware limited liability company (“SCOI IV”), is the sole general partner of Sankaty Credit Opportunities IV, L.P., a Delaware limited partnership (“COPs IV”). Prospect Harbor Investors, LLC, a Delaware limited liability company (“PHI”), is the sole general partner of Prospect Harbor Credit Partners, L.P., a Delaware limited partnership (“PRO”), which is the sole member of Prospect Funding I, LLC. Sankaty Special Situations Investors I, LLC, a Delaware limited liability company (“SSS I Investors”), is the trustee of Sankaty Special Situations I Grantor Trust UA 6/29/21 (“SSS I”), which is the sole member of SSS Funding II, LLC (“SSSF II”). Sankaty Credit Member, LLC, a Delaware limited liability company (“SCM”), is the managing member of 111 Capital Investors, SCOI, SCOI II, SCOI III, SCOI IV, PHI and SSS I Investors. Mr. Lavine is the managing member of SCM. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by 111, COPs, COPs II, COPs III, COPs IV, Prospect Harbor, PFI, SSS and SSSF II. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Credit Opportunities Investors (Offshore) IV, L.P., a Cayman Islands exempted limited partnership (“SCOIO IV”), is the sole general partner of Sankaty Credit Opportunities (Offshore) IV, L.P., a Cayman Islands exempted limited partnership (“COPs IV Offshore”). Sankaty Credit Member II, Ltd., a Cayman Islands exempted limited partnership (“SCMO”) is the sole general partner of SCOIO IV. Mr. Lavine is the sole director of SCMO. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by COPs IV Offshore. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors II, LLC, a Delaware limited liability company (“SHYA II”), is the general partner of Sankaty High Yield Partners II, LLC, a Delaware limited liability company (“Sankaty II”). Sankaty Investors II, LLC, a Delaware limited liability company (“SI II”), is the managing member of SHYA II. Mr. Lavine is the managing member of SI II. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Sankaty II. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors III, LLC, a Delaware limited liability company (“SHYA III”), is the general partner of Sankaty High Yield Partners III, LLC, a Delaware limited liability company (“Sankaty III”). Sankaty Investors III, LLC, a Delaware limited liability company (“SI III”), is the managing member of SHYA III. Mr. Lavine is the managing member of SI III. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Sankaty III. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.

Sankaty Advisors is the sole member of SR Group, LLC, a Delaware limited liability company (“SR”). Mr. Lavine as the manager of Sankaty Advisors may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by SR. Mr. Lavine and Sankaty Advisors disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
The business address of each of the entities above is c/o Sankaty Advisors, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA, 02116.

(6)
Pursuant to his employment agreement and equity award agreements, in connection with Mr. Dick’s departure on January 7, 2013, an additional 3,099 RSUs and 22,610 options, representing the sum of 1/3 of the unvested equity with respect to each of his equity grants vested immediately upon his departure. In connection with Mr. Dick’s January 7, 2013 RSU vesting event, 1,961 shares were issued to him and 1,138 shares were surrendered to pay taxes associated with this vesting event.

(7)
Mr. Wagoner was granted 20,000 shares of restricted stock on July 30, 2010, pursuant to which Mr. Wagoner has voting rights as a stockholder only to the extent that shares have vested. As of February 2, 2013 and within 60 days thereafter, Mr. Wagoner will have become vested in 12,500 shares and will have voting rights therein.

(8)
Each of Ms. Emily Stephens and Messrs. Scott Graves, Brian Laibow, Raghav Khanna and Robert O’Leary, by virtue of being an authorized officer of Oaktree Fund GP I, L.P., Oaktree Fund GP II, L.P., Oaktree Capital Management, L.P., and, in the case of Ms. Stephens only, Oaktree Capital Management (Cayman), L.P., may be deemed to have or share beneficial ownership of shares beneficially owned by the Oaktree Funds. Each of Ms. Stephens, Messrs. Graves, Laibow, Khanna and O’Leary expressly disclaims beneficial ownership of such shares, except to the extent of his or her direct pecuniary interest therein. See Note (3) above.

With respect to the less than 1% of shares held directly by each of Ms. Stephens, Messrs. Graves, Khanna, Laibow and O’Leary, these shares are held for the benefit of OCM FIE, LLC (“FIE”), a wholly owned subsidiary of Oaktree. In February 2, 2013, the Aleris Corporation board of directors’ compensation committee granted Mr. Khanna under the Aleris Corporation 2010 Equity Incentive Plan, as compensation for his director service grants of 2,500 RSUs and stock options to acquire 12,150 shares of common stock, with an exercise price equal to the fair market value of a share of common stock on the date of grant.
Each of Ms. Stephens, Messrs. Graves, Khanna, Laibow and O’Leary are officers of one or more Oaktree entities. As part of his or her employment with Oaktree and pursuant to the policies of Oaktree Capital Management, L.P., each of Ms. Stephens, Messrs. Graves, Khanna, Laibow and O’Leary must hold such shares on behalf of and for the sole benefit of FIE and has assigned all economic, pecuniary and voting rights to FIE. Each of Ms. Stephens, Messrs. Graves, Laibow, Khanna and O’Leary disclaim beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE

Stockholders Agreement
In connection with Aleris International’s emergence from bankruptcy, Aleris Corporation entered into a stockholders agreement with the Investors and each other holder of Aleris Corporation’s common stock (together with the Investors, the “Stockholders”) that provides for, among other things,

▪	a right of the Oaktree Funds to designate a certain number of directors to our board of directors;

▪	certain limitations on the transfer of Aleris Corporation’s common stock, including limitations on transfers to competitors or affiliates of competitors of Aleris;

▪	information rights for the Investors with respect to financial statements of Aleris Corporation and its subsidiaries;

▪
the ability of a Stockholder to “tag-along” their shares of Aleris Corporation common stock to sales by the Oaktree Funds or, under certain limited circumstances, the Apollo Funds to a non-affiliated third party entity, and the ability of Stockholders to “drag-along” Aleris Corporation’s common stock held by the other Stockholders under certain circumstances; and

▪	the right of certain Stockholders to purchase a pro rata portion of new securities offered by Aleris Corporation in certain circumstances.

Registration Rights Agreement
On June 1, 2010, Aleris Corporation entered into a registration rights agreement with the Oaktree Funds, the Apollo Funds and holders of at least 5% of Aleris Corporation’s outstanding common stock pursuant to which the Investors and other 10% Stockholders have certain demand registration rights with respect to Aleris Corporation’s common stock. Under this agreement, Aleris Corporation agreed to assume the fees and expenses (other than underwriting discounts and commissions) associated with registration. The registration rights agreement also contains customary provisions with respect to registration proceedings, underwritten offerings and indemnity and contribution rights. There are no cash penalties under the Registration Rights Agreement. For additional information, see Item 11 – “Executive Compensation Discussion and Analysis – Description of capital stock-Registration rights agreement.”

Loans to Certain Executive Officers
The Company entered into a loan agreement with Mr. Demetriou, our Chairman and Chief Executive Officer, on each of September 1, 2010 and December 1, 2010 with respect to loans in the principal amounts of $79,761.99 and $88,946.32, respectively, and a loan agreement with Mr. Stack, our Executive Vice-President and Chief Financial Officer, on each of September 1, 2010 and December 1, 2010 with respect to loans in the principal amounts of $25,400.21 and $28,319.39, respectively. Each of these loans was made with approval of the Board of Directors of Aleris Corporation pursuant to the terms of the executive’s award agreement with respect to RSUs granted under the 2010 Equity Plan (the “RSU Award Agreement”), after a request for such loan from Mr. Demetriou and Mr. Stack, as applicable. Under the terms of their respective RSU Award Agreements, prior to March 1, 2011, each of Mr. Demetriou and Mr. Stack had the right to request a loan from the Company quarterly in order to cover the amount of withholding tax that became due in connection with the vesting and settlement of RSUs that quarter. Each loan was in the form of a revolving three-year full recourse, but unsecured loan at the interest rate of 3.95%. Mr. Demetriou has repaid both loans in full, paying an aggregate of $168,708.31 in principal and $2,638.74 in interest. Mr. Stack also has repaid both loans in full, paying $53,719.60 in principal and $828.46 in interest. RSU Award Agreements for Mr. Demetriou and Mr. Stack have each been amended to eliminate future loans. For more information on the underlying RSU awards, see Item 11 “Executive Compensation Discussion and Analysis-Elements of compensation.”
Composition of Our Board of Directors
Our Board of Directors consists of nine directors, one of which is our Chief Executive Officer and five of which were appointed by the Oaktree Funds which own indirectly a majority of our outstanding equity. The five directors appointed by the Oaktree Funds are Messrs. Graves, Khanna, Laibow, and O’Leary and Ms. Stephens. Our bylaws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his or her successor is elected.
Director Independence
We are a privately held corporation. Although our Board of Directors has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Crane, Stranghoener and Wagoner would each be considered an independent director. Under current New York Stock Exchange listing standards, Mr. Demetriou would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs. Graves, Khanna, Laibow, and O’Leary and Ms. Stephens may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with the Oaktree Funds, our largest indirect stockholders. As the Oaktree Funds own indirectly a majority of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a corporate governance and compensation committee composed of a majority of independent directors.

Related Party Transactions
Transactions with our directors, executive officers, principal stockholders or affiliates must be at terms that are no less than favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of our Board of Directors. While not in writing, this is a policy that the Board of Directors follows with respect to related party transactions and any approval with respect to a particular transaction is appropriately evidenced in Board of Director proceedings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for professional services by Ernst & Young LLP in 2012 and 2011 were:

Type of Fees	2012	2011
	(in thousands)
Audit fees	$4,864	$4,431
Audit related fees	225	256
Tax fees	61	666
Total	$5,150	$5,353

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of Aleris’s consolidated financial statements included in its annual report, the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 10-Q, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits and procedures related to Aleris International’s debt offerings in 2012 and 2011. “Audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements and primarily consist of the audits of the Company’s various benefit plans; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, none of which were incurred in 2012 or 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Item 8 – “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements. See Item 8 – “Financial Statements and Supplementary Data.”

(a)(3) Exhibits

The exhibits that are incorporated by reference in the annual report on Form 10-K, or are filed with this annual report on Form 10-K, are listed in the EXHIBIT INDEX following the signature page of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERIS CORPORATION

March 5, 2013	By:	/s/ Sean M. Stack
Sean M. Stack Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Demetriou	Chairman of the Board,	March 5, 2013
Steven J. Demetriou	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Sean M. Stack	Executive Vice President and	March 5, 2013
Sean M. Stack	Chief Financial Officer
(Principal Financial Officer)

/s/ Scott A. McKinley	Senior Vice President and Controller	March 5, 2013
Scott A. McKinley

/s/ Scott L. Graves	Director	March 5, 2013
Scott L. Graves

/s/ Brian Laibow	Director	March 5, 2013
Brian Laibow

/s/ Raghav Khanna	Director	March 5, 2013
Raghav Khanna

/s/ Christopher M. Crane	Director	March 5, 2013
Christopher M. Crane

/s/ G. Richard Wagoner, Jr.	Director	March 5, 2013
G. Richard Wagoner, Jr.

/s/ Lawrence W. Stranghoener	Director	March 5, 2013
Lawrence W. Stranghoener

Exhibit Index

Exhibit
Number	Description

2.1
First Amended Joint Plan of Reorganization of Aleris International, Inc. and its Affiliated Debtors, as modified, Mar. 19, 2010 (filed as Exhibit 2.1 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

3.1
Form of Amended and Restated Certificate of Incorporation of Aleris Corporation (filed as Exhibit 3.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

3.2
Form of Second Amended and Restated Bylaws of Aleris Corporation (filed as Exhibit 3.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

4.1
Stockholders Agreement, dated June 1, 2010, between Aleris Holding Company and the stockholders of Aleris Holding Company named therein (filed as Exhibit 10.9 to Aleris International, Inc.’s Registration Statement Form on S-4 (File No. 333-173180), and incorporated herein by reference).

4.2
Registration Rights Agreement, dated June 1, 2010, among Aleris Holding Company and the parties listed therein (filed as Exhibit 10.3.1 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

4.3
Indenture, dated as of February 9, 2011, by and among Aleris International, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

4.4
Registration Rights Agreement, dated as of February 9, 2011, by and among Aleris International, Inc., the guarantors named therein, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC, KeyBanc Capital Markets Inc., and Moelis & Company LLC, as Initial Purchasers (filed as Exhibit 4.2 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

4.5	Form of 7 5/8 % Senior Notes due 2018 (included as part of Exhibit 4.1 above).

4.6
Indenture, dated as of October 23, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Aleris International, Inc.’s Current Report on Form 8-K (File No. 333-173170) filed October 25, 2012, and incorporated herein by reference).

4.7
Registration Rights Agreement, dated as of October 23, 2012, among the Company, the guarantors named therein and J.P. Morgan Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Keybanc Capital Markets Inc., Moelis & Company LLC and UBS Securities LLC (filed as Exhibit 4.3 to Aleris International, Inc.’s Current Report on Form 8-K (File No. 333-173170) filed on October 25, 2012, and incorporated herein by reference).

4.8	Form of 7 7/8% Senior Notes due 2020 (included as part of Exhibit 4.6 above).

4.9
First Supplemental Indenture, dated as of December 12, 2012, among Aleris Corporation, Aleris International, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture dated as of February 9, 2011, among the Company, the guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.9 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-185443), and incorporated herein by reference).

4.10
First Supplemental Indenture, dated as of December 12, 2012, among Aleris Corporation, Aleris International, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture dated as of October, 23, 2012, among the Company, the guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.10 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-185443), and incorporated herein by reference).

Exhibit Index

Exhibit
Number	Description

10.1
Amended and Restated Credit Agreement dated June 30, 2011 among Aleris International, Inc., each subsidiary of Aleris International, Inc. a party thereto, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Syndication Agent, RBS Business Capital, as a Senior Managing Agent, Bank of America, N.A., Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A., as Co-Collateral Agents, Barclays Capital, Deutsche Bank AG New York Branch and UBS Securities LLC, as Co-Documentation Agents (filed as Exhibit 10.1 to Aleris International, Inc.’s Amendment No. 4 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.2
U.S. Security Agreement, dated as of June 1, 2010, by and among Aleris International, Inc. and certain of its subsidiaries, as assignors, and Bank of America, as administrative agent, relating to the Credit Agreement (filed as Exhibit 10.3 to Aleris International, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.3*
Syndicated Facility Agreement, dated as of August 8, 2012, between Aleris Dinsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, with: Bank of China Limited, Shenjiang Branch, as lead arranger; Agricultural Bank of China Limited, Zhenjiang Branch, as secondary arranger; Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as facility agent and security agent; and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, Agricultural Bank of China Limited, Zhenjian Runshou Sub-Branch, and Shanghai Pudong Development Bank, Luwan Sub-Branch (as lenders) (English translation).

10.4†
Employment Agreement dated as of June 1, 2010 by and among Aleris International, Inc., Aleris Holding Company and Steven J. Demetriou (filed as Exhibit 10.5 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.4.1†
Letter Agreement dated April 5, 2011 between Aleris International, Inc. and Steven J. Demetriou amending Mr. Demetriou’s Employment Agreement and Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Aleris International, Inc.’s Quarterly Report on Form 10-Q (File No. 333-173180) filed May 13, 2011 and incorporated herein by reference).

10.4.2†
Amendment 2 to Employment Agreement by and among Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.4.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.5†
Employment Agreement dated as of June 1, 2010 by and among Aleris International, Inc., the Company and Sean M. Stack (filed as Exhibit 10.6 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.5.1†
Letter Agreement dated April 5, 2011, between Aleris International, Inc. and Sean M. Stack amending Mr. Stack’s Employment Agreement and Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to Aleris International, Inc.’s Quarterly Report on Form 10-Q (File No. 333-173180) filed May 13, 2011, and incorporated herein by reference).

10.5.2†
Amendment 2 to Employment Agreement by and among Aleris Corporation and Sean M. Stack (filed as Exhibit 10.5.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.6†
Form of Employment Agreement dated as of June 1, 2010 by and among Aleris International, Inc., Aleris Holding Company and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.7 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.6.1†	Form of Amendment of Form of Employment Agreement by and among Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.6.1 to Aleris

Exhibit
Number	Description

Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.7†
Aleris Corporation 2012 Equity Incentive Plan (filed as Exhibit 10.7 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.8†
Aleris Holding Company 2010 Equity Incentive Plan Stock Option Agreement dated June 1, 2010 between Aleris Holding Company and Steven J. Demetriou (filed as Exhibit 10.10 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.8.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.9.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.8.2†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.8.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.9†
Form of Aleris Holding Company 2010 Equity Incentive Plan Stock Option Agreement, dated as of June 1, 2010 between Aleris Holding Company and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.11 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.9.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.10.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.9.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.9.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.10†
Aleris Holding Company 2010 Equity Incentive Plan Stock Option Agreement dated February 2, 2011 between Aleris Holding Company and K. Alan Dick (filed as Exhibit 10.12 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.10.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.11.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.10.2†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.10.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.11†
Form of Aleris Holding Company 2010 Equity Incentive Plan Stock Option Award Agreement dated June 11, 2010 with Scott A. McKinley (filed as Exhibit 10.13 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.11.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement by and among Aleris Corporation and Scott A. McKinley (filed as Exhibit 10.12.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.11.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement by and among Aleris Corporation and Scott A. McKinley (filed as Exhibit 10.11.2 to Aleris Corporation’s

Exhibit
Number	Description

Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.12†
Aleris Holding Company 2010 Equity Incentive Plan Restricted Stock Unit Agreement dated June 1, 2010 between Aleris Holding Company and Steven J. Demetriou (filed as Exhibit 10.14 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.12.1†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.12.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.13†
Aleris Holding Company 2010 Equity Incentive Plan Restricted Stock Unit Agreement, dated as of June 1, 2010 between Aleris Holding Company and Sean M. Stack (filed as Exhibit 10.15 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.13.1†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Sean M. Stack (filed as Exhibit 10.13.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.14†
Form of Aleris Holding Company 2010 Equity Incentive Plan Restricted Stock Unit Agreement dated as of June 1, 2010 between Aleris Holding Company and each of Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.14 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.14.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.14.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.15†
Aleris Holding Company 2010 Equity Incentive Plan Restricted Stock Unit Agreement, dated as of June 1, 2010 between Aleris Holding Company and K. Alan Dick (filed as Exhibit 10.17 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.15.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.15.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.16†
Form of Aleris Holding Company 2010 Equity Incentive Plan Restricted Stock Unit Agreement, dated as of June 11, 2010 with Scott A. McKinley (filed as Exhibit 10.18 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.16.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement by and among Aleris Corporation and Scott A. McKinley (filed as Exhibit 10.16.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.17†
Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan, effective January 1, 2009 (filed as Exhibit 10.19 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.18†
Aleris Cash Balance Plan, as amended and restated as of June 1, 2010 (filed as Exhibit 10.20 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.19†
Aleris Corporation 2012 Management Incentive Plan (filed as Exhibit 10.19 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

Exhibit
Number	Description

10.20†
Aleris Switzerland GmbH, Neuhausen am Rheinfall, effective as of April 1, 2008, with respect to pension benefits for Roeland Baan (filed as Exhibit 10.22 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.21†
Form of Aleris Holding Company 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.23 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.21.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.22.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.21.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.21.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.22†
Form of Aleris Holding Company 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.24 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.22.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.22.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.23†
Form of Aleris Holding Company 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (now know as Emily Stephens)(filed as Exhibit 10.25 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.23.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award    Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Stephens (filed as Exhibit 10.24.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.23.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Stephens (filed as Exhibit 10.23.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.24†
Form of Aleris Holding Company 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Stephens (filed as Exhibit 10.26 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.24.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Stephens (filed as Exhibit 10.24.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.25†
Aleris Holding Company 2010 Equity Incentive Plan Director Restricted Stock Award Agreement with G. Richard Wagoner, Jr. (filed as Exhibit 10.27 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.25.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Award Agreement with G. Richard Wagoner, Jr. (filed as Exhibit 10.25.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

Exhibit
Number	Description

10.26†
Employment Agreement dated as of June 1, 2010 by and among Aleris Switzerland GmbH and Roelof IJ. Baan (filed as Exhibit 10.28 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.26.1†
Amendment 1 to Employment Agreement by and among Aleris Switzerland GmbH and Roelof IJ. Baan (filed as Exhibit 10.26.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.27†
Aleris Holding Company 2010 Equity Incentive Plan Stock Option Agreement dated as of June 1, 2010 between Aleris Holding Company and Roelof IJ. Baan (filed as Exhibit 10.29 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.27.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.27.2†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.27.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.28†
Aleris Holding Company 2010 Equity Incentive Plan Restricted Stock Unit Agreement as of June 1, 2010 between Aleris Holding Company and Roelof IJ. Baan (filed as Exhibit 10.30 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.28.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.29†*
Revolving Loan Facility Agreement, dated as of August 22, 2012, between Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkov sub-Branch, as the lender (English translation).

10.30†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement and Amendment 1, thereto (filed as Exhibit 10.30 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.31†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement and Amendment 1, thereto (filed as Exhibit 10.31 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.32†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Team Member Restricted Stock Unit Award Agreement and Amendment 1, thereto (filed as Exhibit 10.32 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.33†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Team Member Stock Option Award Agreement and Amendment 1, thereto (filed as Exhibit 10.33 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.34†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Member and/or Director Stock Option Award Agreement Amendment (regarding equitable dividend adjustments) (filed as Exhibit 10.34 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference.)

10.35†
Form of Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement Amendment (regarding equitable dividend adjustments) (filed as Exhibit 10.35 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2012.

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

*
Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.