Form 10-Q
period 2013-03-31
Aleris Corp
filed 2013-05-09
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 333-185443
________________________________________________________________________
 Aleris Corporation
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	27-1539594
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400 Cleveland, Ohio 44122-7392
(Address of principal executive offices) (Zip Code)
(216) 910-3400
(Registrant’s telephone number, including area code)
________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,170,104 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 19, 2013.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$439.3	$592.9
Accounts receivable (net of allowances of $9.7 and $8.1 at March 31, 2013 and December 31, 2012, respectively)	481.0	384.0
Inventories	685.4	683.4
Deferred income taxes	12.9	12.9
Prepaid expenses and other current assets	36.2	26.3
Total Current Assets	1,654.8	1,699.5
Property, plant and equipment, net	1,087.6	1,077.0
Intangible assets, net	45.1	45.6
Deferred income taxes	36.8	36.8
Other long-term assets	64.8	59.3
Total Assets	$2,889.1	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$373.6	$341.2
Accrued liabilities	251.9	302.4
Deferred income taxes	12.0	12.0
Current portion of long-term debt	10.2	9.0
Total Current Liabilities	647.7	664.6
Long-term debt	1,220.0	1,218.9
Deferred income taxes	9.8	8.8
Accrued pension benefits	251.5	258.2
Accrued postretirement benefits	50.7	52.0
Other long-term liabilities	74.6	75.9
Total Long-Term Liabilities	1,606.6	1,613.8
Redeemable noncontrolling interest	5.6	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,170,104 and 31,097,272 shares issued at March 31, 2013 and December 31, 2012, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	574.5	573.9
Retained earnings	132.9	122.1
Accumulated other comprehensive loss	(79.0)	(62.4)
Total Aleris Corporation Equity	628.7	633.9
Noncontrolling interest	0.5	0.2
Total Equity	629.2	634.1
Total Liabilities and Equity	$2,889.1	$2,918.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions, except per share data)

	For the three months ended
	March 31, 2013	March 31, 2012
Revenues	$1,110.1	$1,140.5
Cost of sales	1,021.1	1,009.3
Gross profit	89.0	131.2
Selling, general and administrative expenses	61.6	63.9
Gains on derivative financial instruments	(9.1)	(2.1)
Other operating (income) expense, net	(0.2)	0.2
Operating income	36.7	69.2
Interest expense, net	21.0	11.7
Other (income) expense, net	(1.9)	0.1
Income before income taxes	17.6	57.4
Provision for income taxes	6.3	9.8
Net income	11.3	47.6
Net income attributable to noncontrolling interest	0.4	—
Net income attributable to Aleris Corporation	$10.9	$47.6

Comprehensive (loss) income	$(5.4)	$62.3
Comprehensive income attributable to noncontrolling interest	0.4	—
Comprehensive (loss) income attributable to Aleris Corporation	$(5.8)	$62.3

Net income available to common stockholders	$10.7	$47.2
Basic earnings per share	$0.35	$1.52
Diluted earnings per share	$0.34	$1.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2013	March 31, 2012
Operating activities
Net income	$11.3	$47.6
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	27.2	19.5
Provision for deferred income taxes	1.0	3.2
Restructuring:
Charges	0.9	—
Payments	(10.7)	(1.8)
Stock-based compensation expense	2.7	2.6
Unrealized gains on derivative financial instruments	(10.3)	(10.9)
Currency exchange losses (gains) on debt	0.4	(1.7)
Amortization of debt issuance costs	1.9	1.6
Other non-cash gains, net	(2.1)	(0.7)
Changes in operating assets and liabilities:
Change in accounts receivable	(105.5)	(112.3)
Change in inventories	(14.1)	(37.2)
Change in other assets	(12.0)	1.2
Change in accounts payable	52.2	100.7
Change in accrued liabilities	1.5	(38.0)
Net cash used by operating activities	(55.6)	(26.2)
Investing activities
Payments for property, plant and equipment	(96.9)	(92.5)
Other	1.6	(4.7)
Net cash used by investing activities	(95.3)	(97.2)
Financing activities
Proceeds from China Loan Facility	0.2	17.7
Net proceeds from other long-term debt	0.6	0.7
Other	(2.3)	(0.1)
Net cash (used) provided by financing activities	(1.5)	18.3
Effect of exchange rate differences on cash and cash equivalents	(1.2)	2.8
Net decrease in cash and cash equivalents	(153.6)	(102.3)
Cash and cash equivalents at beginning of period	592.9	231.4
Cash and cash equivalents at end of period	$439.3	$129.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in millions, except share and per share data)

1. BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for interim periods contained herein are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The accompanying Consolidated Financial Statements include the accounts of Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “us,” “our,” “Company” or similar terms). Aleris Corporation is a holding company and currently conducts its business and operations through its direct wholly owned subsidiary, Aleris International, Inc. and its consolidated subsidiaries. Aleris International, Inc. is referred to herein as “Aleris International.”
2. INVENTORIES
The components of our “Inventories” as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Finished goods	$182.5	$183.8
Raw materials	261.8	279.4
Work in process	216.8	196.2
Supplies	24.3	24.0
Total inventories	$685.4	$683.4
3. LONG-TERM DEBT
Our debt as of March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
ABL Facility	$—	$—
7 5/8% Senior Notes due 2018, net of discount of $7.0 and $7.3 at March 31, 2013 and December 31, 2012, respectively	493.0	492.7
7 7/8% Senior Notes due 2020, net of discount of $8.3 and $8.6 at March 31, 2013 and December 31, 2012, respectively	491.7	491.4
Exchangeable Notes, net of discount of $0.7 and $0.8 at March 31, 2013 and December 31, 2012, respectively	44.3	44.2
China Loan Facility, net of discount of $1.4 and $1.3 at March 31, 2013 and December 31, 2012, respectively	187.8	186.8
Other	13.4	12.8
Total debt	1,230.2	1,227.9
Less: Current portion of long-term debt	10.2	9.0
Total long-term debt	$1,220.0	$1,218.9
4. COMMITMENTS AND CONTINGENCIES
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar stated statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in four states and one non-U.S. country at seven sites.
Our reserves for environmental remediation liabilities totaled $33.5 and $34.2 at March 31, 2013 and December 31, 2012, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2013 and December 31, 2012, $5.8 and $6.5, respectively, are indemnified by Corus Group Ltd.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At March 31, 2013 and December 31, 2012, our total asset retirement obligations were $14.5 and $14.6, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.
Legal Proceedings
We are party to routine litigation and proceedings as part of the ordinary course of business and do not believe that the outcome of any existing proceedings would have a material adverse effect on our financial position, results of operations or cash flows. We have established accruals for those loss contingencies, including litigation and environmental contingencies, for which it has been determined that a loss is probable; none of such loss contingencies is material. For those loss contingencies, including litigation and environmental contingencies, which have been determined to be reasonably possible, an estimate of the possible loss or range of loss cannot be determined because the claims, amount claimed, facts or legal status are not sufficiently developed or advanced in order to make such a determination. While we cannot estimate the loss or range of loss at this time, we do not believe that the outcome of any of these existing proceedings would be material to our financial position, results of operations or cash flows.
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the three months ended March 31, 2013:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2013	$633.9	$0.2	$634.1	$5.7
Net income	10.9	0.4	11.3	—
Other comprehensive loss	(16.6)	—	(16.6)	—
Stock-based compensation	2.7	—	2.7	—
Repurchase of shares	(2.1)	—	(2.1)	—
Other	(0.1)	(0.1)	(0.2)	(0.1)
Total equity at March 31, 2013	$628.7	$0.5	$629.2	$5.6
The following table shows changes in the number of our outstanding shares of common stock:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Outstanding shares of common stock
Balance at January 1, 2013	31,097,272
Issuance associated with options exercised	58,433
Issuance associated with vested restricted stock units	14,399
Balance at March 31, 2013	31,170,104
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the three months ended March 31, 2013:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2013	$12.6	$(75.0)	$(62.4)
Current period currency translation adjustments	(18.4)	1.3	(17.1)
Amortization of net actuarial losses	—	0.9	0.9
Deferred tax benefit on pension and other postretirement liability adjustments	—	(0.4)	(0.4)
Balance at March 31, 2013	$(5.8)	$(73.2)	$(79.0)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses, before tax	$(0.9)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.4
Losses reclassified into earnings, net of tax	$(0.5)
(a) This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).
7. SEGMENT INFORMATION
The Company’s operating structure includes one global rolled and extruded products business unit and two regional recycling business units. This operating structure supports our growth strategies and provides the appropriate focus on our global markets, including aerospace, automotive, commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. Within our business units, we report six operating segments based on the organizational structure that is used by the chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available.
The Company’s operating segments are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Rolled Products Asia Pacific (“RPAP”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Measurement of Segment Profit or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2012. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, net, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment asset amounts have been restated to conform to the current definition of segment assets, which was changed in the first quarter of 2013 to include Aleris Zhenjiang’s assets.
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended March 31, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$313.7	$327.0	$0.7	$86.7	$236.2	$145.8		$1,110.1
Intersegment revenues	0.6	42.2	—	2.3	2.2	9.9	$(57.2)	—
Total revenues	$314.3	$369.2	$0.7	$89.0	$238.4	$155.7	$(57.2)	$1,110.1
Segment income (loss)	$23.5	$38.5	$(0.3)	$3.0	$10.4	$3.3		$78.4

Three months ended March 31, 2012	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$324.1	$324.0	$—	$93.0	$254.3	$145.1		$1,140.5
Intersegment revenues	1.0	15.1	—	2.4	1.2	9.3	$(29.0)	—
Total revenues	$325.1	$339.1	$—	$95.4	$255.5	$154.4	$(29.0)	$1,140.5
Segment income	$26.1	$41.1	$—	$6.0	$16.7	$6.8		$96.7
The following table reconciles total segment income to “Income before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended
	March 31, 2013	March 31, 2012
Total segment income	$78.4	$96.7
Unallocated amounts:
Depreciation and amortization	(27.2)	(19.5)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(11.3)	(17.1)
Interest expense, net	(21.0)	(11.7)
Unallocated gains on derivative financial instruments	10.2	10.9
Unallocated currency exchange gains	—	2.3
Start-up expenses	(11.4)	(3.7)
Other expense, net	(0.1)	(0.5)
Income before income taxes	$17.6	$57.4
The following table shows our reportable segment assets as of March 31, 2013 and December 31, 2012:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
RPNA	$581.7	$566.0
RPEU	712.1	681.3
RPAP	405.5	351.4
Extrusions	151.1	133.1
RSAA	279.7	287.6
RSEU	181.9	175.3
Unallocated assets	577.1	723.5
Total consolidated assets	$2,889.1	$2,918.2
8. STOCK-BASED COMPENSATION
Stock-based awards are granted under the Aleris Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). Generally, stock options have a ten-year life and vest quarterly over four years. Generally, all restricted stock units and restricted shares also vest quarterly over four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event.
During the three months ended March 31, 2013, we granted 12,150 stock options and 11,500 restricted stock units to a nonemployee director and certain members of our senior management. During the three months ended March 31, 2013 and 2012, we recorded $2.7 and $2.6 of compensation expense, respectively, associated with stock options, restricted stock units and restricted shares.
9. INCOME TAXES
Our effective tax rates were 36.2% and 17.1% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension, postretirement liabilities and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of March 31, 2013, we have $18.1 of unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of March 31, 2013, we had approximately $3.7 of accrued interest related to uncertain tax positions.
The 2005 through 2012 tax years remain open to examination. A non-U.S. taxing jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within three months of March 31, 2013.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	U.S. pension benefits		European pension benefits
	for the three months ended		for the three months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$0.9	$0.7	$1.0	$0.6
Interest cost	1.6	1.8	1.7	1.8
Amortization of net actuarial losses	0.4	0.1	0.4	—
Expected return on plan assets	(2.3)	(2.1)	—	—
Net periodic benefit expense	$0.6	$0.5	$3.1	$2.4
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2013	March 31, 2012
Service cost	$0.1	$—
Interest cost	0.4	0.6
Amortization of net actuarial losses	0.1	0.1
Net postretirement benefit expense	$0.6	$0.7
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At March 31, 2013 and December 31, 2012, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of March 31, 2013 and December 31, 2012, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	March 31, 2013		December 31, 2012
Derivatives by type	Asset	Liability	Asset	Liability
Metal	$27.7	$(21.9)	$15.7	$(18.8)
Natural gas	0.8	—	—	(0.6)
Total	28.5	(21.9)	15.7	(19.4)
Effect of counterparty netting	(19.3)	19.3	(12.5)	12.5
Net derivatives as classified in the balance sheet	$9.2	$(2.6)	$3.2	$(6.9)
     The fair value of our derivative financial instruments at March 31, 2013 and December 31, 2012 are recorded in the Consolidated Balance Sheet as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Asset Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Metal	Prepaid expenses and other current assets	$7.9	$2.8
	Other long-term assets	0.5	0.4
Natural gas	Prepaid expenses and other current assets	0.8	—
Total		$9.2	$3.2

Liability Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Metal	Accrued liabilities	$1.6	$5.8
	Other long-term liabilities	1.0	0.5
Natural gas	Accrued liabilities	—	0.6
Total		$2.6	$6.9
Derivative contracts are recorded at fair value under Financial Accounting Standards Board Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and the level in the fair value hierarchy:

	Fair value measurements at March 31, 2013 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$28.5	$—	$28.5	$—
Derivative liabilities	(21.9)	—	(21.9)	—
Net derivative assets	$6.6	$—	$6.6	$—

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	Fair value measurements at December 31, 2012 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$15.7	$—	$15.7	$—
Derivative liabilities	(19.4)	—	(19.4)	—
Net derivative assets	$(3.7)	$—	$(3.7)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “Gains on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized losses on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2013	March 31, 2012
Metal	$0.9	$6.4
Natural gas	0.2	2.2
Currency	—	0.2
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2013 and December 31, 2012, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We also enter into call option contracts to manage the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2013 and December 31, 2012, we had 2.9 trillion and 2.2 trillion, respectively, of British thermal unit forward buy contracts.
Currency Exchange Hedging
The construction of our aluminum rolling mill in China (the “Zhenjiang rolling mill”) increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while Aleris Zhenjiang’s source of funding was the U.S. dollar and Renminbi denominated China Loan Facility. A portion of the equity

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

contributions were made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated Statements of Comprehensive (Loss) Income. These call option contracts covered periods consistent with known or expected exposures during 2012. As of March 31, 2013 and December 31, 2012, Aleris Zhenjiang had no euro call option contracts.
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
 Other Financial Instruments
The carrying amount and fair values of our other financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$439.3	$439.3	$592.9	$592.9
ABL Facility	—	—	—	—
Exchangeable Notes	44.3	102.4	44.2	103.4
7 5/8% Senior Notes	493.0	528.8	492.7	507.5
7 7/8% Senior Notes	491.7	530.0	491.4	502.5
China Loan Facility	187.8	189.2	186.8	188.1
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of March 31, 2013 and December 31, 2012:

	Fair value measurements at March 31, 2013 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$439.3	$439.3	$—	$—
Exchangeable Notes	102.4	—	—	102.4
7 5/8% Senior Notes	528.8	528.8	—	—
7 7/8% Senior Notes	530.0	530.0	—	—
China Loan Facility	189.2	—	—	189.2

	Fair value measurements at December 31, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$592.9	$592.9	$—	$—
Exchangeable Notes	103.4	—	—	103.4
7 5/8% Senior Notes	507.5	507.5	—	—
7 7/8% Senior Notes	502.5	502.5	—	—
China Loan Facility	188.1	—	—	188.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.2% as of March 31, 2013 and 1.3% as of December 31, 2012 and expected equity volatility of 55%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% Senior Notes and the 7 7/8% Senior Notes were estimated using market quotations. The principal amount of the China Loan Facility approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
12. EARNINGS PER SHARE
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

	For the three months ended
	March 31, 2013	March 31, 2012
Net income attributable to Aleris Corporation	$10.9	$47.6
Less: Preferred stock dividend (paid or unpaid)	(0.1)	(0.1)
Less: Undistributed earnings allocated to participating securities	(0.1)	(0.3)
Net income available to common stockholders - Basic	10.7	47.2
Add: Interest on Exchangeable Notes	0.7	0.7
Add: Preferred stock dividend (paid or unpaid)	0.1	0.1
Add: Undistributed earnings allocated to participating securities	0.1	0.3
Less: Undistributed earnings reallocated to participating securities	—	(0.3)
Net income available to common stockholders - Diluted	$11.6	$48.0

Average shares of common stock outstanding	31.1	31.0
Dilutive effect of:
Stock options	0.8	0.7
Restricted stock units and restricted shares	—	—
Redeemable preferred stock	0.3	0.2
Exchangeable Notes	2.1	2.1
Average dilutive shares of common stock outstanding	34.3	34.0

Basic earnings per share	$0.35	$1.52
Diluted earnings per share	$0.34	$1.41

The effect of certain stock options were excluded from the computations of the weighted average dilutive shares outstanding as inclusion would have resulted in antidilution. Additionally, restricted stock units and restricted shares were excluded from the computation of weighted average dilutive shares outstanding for the three months ended March 31, 2013 and 2012 as they are considered participating securities. A summary of these stock options, restricted stock units and restricted shares as of March 31, 2013 and 2012 is shown below (in millions, except per share data):

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended
	March 31, 2013	March 31, 2012
Number of stock options	0.3	0.1
Weighted average exercise price	$47.81	$45.49
Restricted stock units and restricted shares	0.1	0.2
Weighted average grant date fair value	$35.23	$30.98
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% Senior Notes and the 7 7/8% Senior Notes, respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of March 31, 2013 and December 31, 2012. The condensed consolidating statements of comprehensive (loss) income and cash flows are presented for the three months ended March 31, 2013 and 2012.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of March 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$373.9	$—	$67.0	$(1.6)	$439.3
Accounts receivable, net	—	1.5	178.7	300.8	—	481.0
Inventories	—	—	249.0	436.4	—	685.4
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	—	14.8	21.4	—	36.2
Total Current Assets	—	375.4	446.4	834.6	(1.6)	1,654.8
Property, plant and equipment, net	—	—	371.0	716.6	—	1,087.6
Intangible assets, net	—	—	29.2	15.9	—	45.1
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	13.6	2.8	48.4	—	64.8
Investments in subsidiaries/intercompany receivables, net	628.7	1,304.6	218.6	70.4	(2,222.3)	—
Total Assets	$628.7	$1,693.6	$1,068.0	$1,722.7	$(2,223.9)	$2,889.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$4.4	$147.4	$223.4	$(1.6)	$373.6
Accrued liabilities	—	23.2	58.4	170.3	—	251.9
Deferred income taxes	—	—	—	12.0	—	12.0
Current portion of long-term debt	—	—	—	10.2	—	10.2
Total Current Liabilities	—	27.6	205.8	415.9	(1.6)	647.7
Long-term debt	—	1,029.0	—	191.0	—	1,220.0
Deferred income taxes	—	—	3.9	5.9	—	9.8
Accrued pension benefits	—	—	69.9	181.6	—	251.5
Accrued postretirement benefits	—	—	50.7	—	—	50.7
Other long-term liabilities	—	—	31.3	43.3	—	74.6
Total Long-Term Liabilities	—	1,029.0	155.8	421.8	—	1,606.6
Redeemable noncontrolling interest	—	5.6	—	—	—	5.6
Aleris Corporation equity	628.7	631.4	706.4	884.5	(2,222.3)	628.7
Noncontrolling interest	—	—	—	0.5	—	0.5
Total Liabilities and Equity	$628.7	$1,693.6	$1,068.0	$1,722.7	$(2,223.9)	$2,889.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$472.4	$—	$121.6	$(1.1)	$592.9
Accounts receivable, net	—	1.5	149.3	233.2	—	384.0
Inventories	—	—	259.4	424.0	—	683.4
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	0.1	12.9	13.3	—	26.3
Total Current Assets	—	474.0	425.5	801.1	(1.1)	1,699.5
Property, plant and equipment, net	—	—	375.4	701.6	—	1,077.0
Intangible assets, net	—	—	29.7	15.9	—	45.6
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	14.3	2.6	42.4	—	59.3
Investments in subsidiaries/intercompany receivables, net	633.9	1,207.4	227.4	99.0	(2,167.7)	—
Total Assets	$633.9	$1,695.7	$1,060.6	$1,696.8	$(2,168.8)	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.4	$122.1	$216.8	$(1.1)	$341.2
Accrued liabilities	—	23.7	67.6	211.1	—	302.4
Deferred income taxes	—	—	—	12.0	—	12.0
Current maturities of debt	—	—	—	9.0	—	9.0
Total Current Liabilities	—	27.1	189.7	448.9	(1.1)	664.6
Long-term debt	—	1,028.4	—	190.5	—	1,218.9
Deferred income taxes	—	—	3.9	4.9	—	8.8
Accrued pension benefits	—	—	71.8	186.4	—	258.2
Accrued postretirement benefits	—	—	52.0	—	—	52.0
Other long-term liabilities	—	—	31.5	44.4	—	75.9
Total Long-Term Liabilities	—	1,028.4	159.2	426.2	—	1,613.8
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation equity	633.9	634.5	711.7	821.5	(2,167.7)	633.9
Noncontrolling interest	—	—	—	0.2	—	0.2
Total Liabilities and Equity	$633.9	$1,695.7	$1,060.6	$1,696.8	$(2,168.8)	$2,918.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended March 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$507.9	$603.9	$(1.7)	$1,110.1
Cost of sales	—	—	475.4	547.4	(1.7)	1,021.1
Gross profit	—	—	32.5	56.5	—	89.0
Selling, general and administrative expenses	—	—	27.9	33.7	—	61.6
Gains on derivative financial instruments	—	—	(8.5)	(0.6)	—	(9.1)
Other operating expense (income), net	—	—	1.2	(1.4)	—	(0.2)
Operating income	—	—	11.9	24.8	—	36.7
Interest expense (income), net	—	—	22.1	(1.1)	—	21.0
Other income, net	—	—	(0.8)	(1.1)	—	(1.9)
Equity in net earnings of affiliates	(10.9)	(10.9)	(0.5)	—	22.3	—
Income (loss) before income taxes	10.9	10.9	(8.9)	27.0	(22.3)	17.6
Provision for income taxes	—	—	—	6.3	—	6.3
Net income (loss)	10.9	10.9	(8.9)	20.7	(22.3)	11.3
Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income (loss) attributable to Aleris Corporation	$10.9	$10.9	$(8.9)	$20.3	$(22.3)	$10.9

Comprehensive (loss) income	$(5.8)	$(5.8)	$(7.9)	$3.6	$10.5	$(5.4)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive (loss) income attributable to Aleris Corporation	$(5.8)	$(5.8)	$(7.9)	$3.2	$10.5	$(5.8)

	For the three months ended March 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$528.9	$615.6	$(4.0)	$1,140.5
Cost of sales	—	—	482.7	530.6	(4.0)	1,009.3
Gross profit	—	—	46.2	85.0	—	131.2
Selling, general and administrative expenses	—	—	30.0	33.9	—	63.9
Losses (gains) on derivative financial instruments	—	—	3.0	(5.1)	—	(2.1)
Other operating expense, net	—	—	0.2	—	—	0.2
Operating income	—	—	13.0	56.2	—	69.2
Interest expense, net	—	—	10.8	0.9	—	11.7
Other (income) expense, net	—	—	(1.2)	1.3	—	0.1
Equity in net earnings of affiliates	(47.6)	(47.6)	(0.4)	—	95.6	—
Income before income taxes	47.6	47.6	3.8	54.0	(95.6)	57.4
Provision for income taxes	—	—	0.1	9.7	—	9.8
Net income	47.6	47.6	3.7	44.3	(95.6)	47.6
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Aleris Corporation	$47.6	$47.6	$3.7	$44.3	$(95.6)	$47.6

Comprehensive income	$62.3	$62.3	$5.1	$57.6	$(125.0)	$62.3
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive income attributable to Aleris Corporation	$62.3	$62.3	$5.1	$57.6	$(125.0)	$62.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended March 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$2.0	$(38.2)	$19.5	$(38.4)	$(0.5)	$(55.6)
Investing activities
Payments for property, plant and equipment	—	—	(19.6)	(77.3)	—	(96.9)
Other	—	—	0.1	1.5	—	1.6
Net investment in subsidiaries	—	(60.0)	—	60.0	—	—
Net cash used by investing activities	—	(60.0)	(19.5)	(15.8)	—	(95.3)
Financing activities
Proceeds from China Loan Facility	—	—	—	0.2	—	0.2
Net proceeds from other long-term debt	—	—	—	0.6	—	0.6
Other	(2.0)	(0.3)	—	—	—	(2.3)
Net cash (used) provided by financing activities	(2.0)	(0.3)	—	0.8	—	(1.5)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)
Net decrease in cash and cash equivalents	—	(98.5)	—	(54.6)	(0.5)	(153.6)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$373.9	$—	$67.0	$(1.6)	$439.3

	For the three months ended March 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$—	$(64.8)	$42.7	$(3.5)	$(0.6)	$(26.2)
Investing activities
Payments for property, plant and equipment	—	—	(42.7)	(49.8)	—	(92.5)
Other	—	—	—	(4.7)	—	(4.7)
Net cash used by investing activities	—	—	(42.7)	(54.5)	—	(97.2)
Financing activities
Proceeds from China Loan Facility	—	—	—	17.7	—	17.7
Net proceeds from other long-term debt	—	—	—	0.7	—	0.7
Other	—	—	—	(0.1)	—	(0.1)
Net cash provided by financing activities	—	—	—	18.3	—	18.3
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.8	—	2.8
Net decrease in cash and cash equivalents	—	(64.8)	—	(36.9)	(0.6)	(102.3)
Cash and cash equivalents at beginning of period	—	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$—	$2.3	$—	$128.8	$(2.0)	$129.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

14. SUBSEQUENT EVENT
On April 16, 2013, our Board of Directors declared a cash dividend of $10 per share, or approximately $313.0, which was paid on April 30, 2013, pro rata, to our stockholders out of cash on hand. The following presents our Consolidated Balance Sheet as of March 31, 2013, on a pro forma basis, as if the dividend had been declared and paid as of March 31, 2013:

		Pro forma
	Historical	adjustments	Pro forma
ASSETS
Current Assets
Cash and cash equivalents	$439.3	$(313.0)	$126.3
Accounts receivable, net	481.0	—	481.0
Inventories	685.4	—	685.4
Deferred income taxes	12.9	—	12.9
Prepaid expenses and other current assets	36.2	—	36.2
Total Current Assets	1,654.8	(313.0)	1,341.8
Property, plant and equipment, net	1,087.6	—	1,087.6
Intangible assets, net	45.1	—	45.1
Deferred income taxes	36.8	—	36.8
Other long-term assets	64.8	—	64.8
Total Assets	$2,889.1	$(313.0)	$2,576.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$373.6	$—	$373.6
Accrued liabilities	251.9	—	251.9
Deferred income taxes	12.0	—	12.0
Current portion of long-term debt	10.2	—	10.2
Total Current Liabilities	647.7	—	647.7
Long-term debt	1,220.0	—	1,220.0
Deferred income taxes	9.8	—	9.8
Accrued pension benefits	251.5	—	251.5
Accrued postretirement benefits	50.7	—	50.7
Other long-term liabilities	74.6	—	74.6
Total Long-Term Liabilities	1,606.6	—	1,606.6
Redeemable noncontrolling interest	5.6	—	5.6
Stockholders’ Equity
Common stock; par value $.01	0.3	—	0.3
Preferred stock; par value $.01	—	—	—
Additional paid-in capital	574.5	(180.1)	394.4
Retained earnings	132.9	(132.9)	—
Accumulated other comprehensive loss	(79.0)	—	(79.0)
Total Aleris Corporation Equity	628.7	(313.0)	315.7
Noncontrolling interest	0.5	—	0.5
Total Equity	629.2	(313.0)	316.2
Total Liabilities and Equity	$2,889.1	$(313.0)	$2,576.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our business, our operating segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2013 and 2012;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2013 and 2012, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three months ended March 31, 2013 and 2012.

This discussion should be read in conjunction with our unaudited consolidated financial statements and notes. The discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly under the caption “Forward-Looking Statements.”
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 42 production facilities worldwide, with 16 production facilities that provide rolled and extruded aluminum products and 26 recycling and specification alloy manufacturing plants. Our 42nd production facility is a state-of-the-art aluminum rolling mill in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 71% of our costs of sales for the three months ended March 31, 2013. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2013 and 2012 were $2,001 and $2,177, respectively, which represents a decrease of 8%. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
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
Our Segments
The Company’s operating structure includes one global rolled and extruded products business unit and two regional recycling business units. This operating structure supports our growth strategies and provides the appropriate focus on our global market segments, including aerospace, automotive, commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. Within our business units, we report six operating segments based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Rolled Products Asia Pacific (“RPAP”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).
In addition to analyzing our consolidated operating performance based upon revenues and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization (“EBITDA”), we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain global business unit as well as regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, net, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment asset amounts have been restated to conform to the current definition of segment assets, which was changed in the first quarter of 2013 to include Aleris Zhenjiang’s assets.
Segment Adjusted EBITDA eliminates from segment income and loss the impact of recording inventory and other items at fair value through fresh-start and purchase accounting and metal price lag, which represents the financial impact of the timing difference between when aluminum prices included within our revenues are established and when aluminum purchase prices included in our cost of sales are established, net of the impact of our hedging activities. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
For additional information regarding non-GAAP financial measures, see “– Non-GAAP Financial Measures.”
Rolled Products North America
Our RPNA segment consists of eight manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill and continuous ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Rolled Products North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment metric tons invoiced	95.0	97.7	(2.7)	(3)%

Segment revenues	$314.3	$325.1	$(10.8)	(3)%
Hedged cost of metal	(197.7)	(205.6)	7.9	(4)
Favorable metal price lag	(0.1)	(1.0)	0.9	(90)
Segment commercial margin	$116.5	$118.5	$(2.0)	(2)%
Segment commercial margin per ton invoiced	$1,225.8	$1,212.8	$13.0	1%

Segment income	$23.5	$26.1	$(2.6)	(10)%
Favorable metal price lag	(0.1)	(1.0)	0.9	(90)
Segment Adjusted EBITDA	$23.4	$25.1	$(1.7)	(7)%
Segment Adjusted EBITDA per ton invoiced	$245.7	$256.8	$(11.1)	(4)%
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Rolled Products Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment metric tons invoiced	89.5	72.7	16.8	23%

Segment revenues	$369.2	$339.1	$30.1	9%
Hedged cost of metal	(215.3)	(194.8)	(20.5)	11
Favorable metal price lag	(4.8)	(1.7)	(3.1)	182
Segment commercial margin	$149.1	$142.6	$6.5	5%
Segment commercial margin per ton invoiced	$1,665.6	$1,959.7	$(294.1)	(15)%

Segment income	$38.5	$41.1	$(2.6)	(6)%
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	(0.3)	0.3	(100)
Favorable metal price lag	(4.8)	(1.7)	(3.1)	182
Segment Adjusted EBITDA (1)	$33.6	$39.1	$(5.5)	(14)%
Segment Adjusted EBITDA per ton invoiced	$375.9	$537.6	$(161.7)	(30)%

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in Zhenjiang City, Jiangsu Province, China, that will produce value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in the first quarter of 2013. The mill will continue to incur start-up expenses as we increase volumes to full production throughout 2013. These start-up expenses are tied to non-recurring operating losses expected to be incurred while the mill is ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Revenues for the three months ended March 31, 2013 were $0.7 million. Segment income and segment Adjusted EBITDA were both losses of $0.3 million for the three months ended March 31, 2013.
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Extrusions	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment metric tons invoiced	17.4	18.6	(1.2)	(6)%

Segment revenues	$89.0	$95.4	$(6.4)	(7)%
Hedged cost of metal	(49.9)	(53.5)	3.6	(7)
Favorable metal price lag	(0.6)	(0.4)	(0.2)	50
Segment commercial margin	$38.5	$41.5	$(3.0)	(7)%
Segment commercial margin per ton invoiced	$2,211.8	$2,238.6	$(26.8)	(1)%

Segment income	$3.0	$6.0	$(3.0)	(50)%
Favorable metal price lag	(0.6)	(0.4)	(0.2)	50
Segment Adjusted EBITDA	$2.4	$5.6	$(3.2)	(57)%
Segment Adjusted EBITDA per ton invoiced	$137.1	$299.5	$(162.4)	(54)%
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment buy and sell metric tons invoiced	95.6	95.8	(0.2)	—%
Segment toll metric tons invoiced	121.6	130.6	(9.0)	(7)
Segment metric tons invoiced	217.2	226.4	(9.2)	(4)%

Segment revenues	$238.4	$255.5	$(17.1)	(7)%
Hedged cost of metal	(168.6)	(177.3)	8.7	(5)
Segment commercial margin	$69.8	$78.2	$(8.4)	(11)%
Segment commercial margin per ton invoiced	$321.5	$345.5	$(24.0)	(7)%

Segment income	$10.4	$16.7	$(6.3)	(38)%
Segment Adjusted EBITDA	10.4	16.7	(6.3)	(38)
Segment Adjusted EBITDA per ton invoiced	48.0	73.7	(25.7)	(35)
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment buy and sell metric tons invoiced	52.6	50.3	2.3	5%
Segment toll metric tons invoiced	42.2	53.2	(11.0)	(21)
Segment metric tons invoiced	94.8	103.5	(8.7)	(8)%

Segment revenues	$155.7	$154.4	$1.3	1%
Hedged cost of metal	(108.8)	(104.3)	(4.5)	4
Segment commercial margin	$46.9	$50.1	$(3.2)	(6)%
Segment commercial margin per ton invoiced	$495.0	$483.9	$11.1	2%

Segment income	$3.3	$6.8	$(3.5)	(51)%
Segment Adjusted EBITDA	3.3	6.8	(3.5)	(51)
Segment Adjusted EBITDA per ton invoiced	34.3	65.5	(31.2)	(48)
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At March 31, 2013 and December 31, 2012, no cash collateral was posted.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” Metal price lag will, generally, increase our earnings and EBITDA in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales. The impact of metal price lag is not significant in our recycling and specification alloy operations as we are able to match physical purchases with physical sales, maintain low levels of inventories and conduct a substantial amount of our business on a toll basis, as discussed below.
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
Seasonality and Management Outlook
Certain of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger demand from the automotive industry and demand from customers serving the beverage can industry. Such factors typically result in higher operating income in our second and third quarters, followed by our first and fourth quarters.
We estimate second quarter 2013 segment income and Adjusted EBITDA will exceed first quarter 2013 as a result of this typical seasonality and increased demand from our high value added global automotive and aerospace market segments as well as the North American building and construction industry. On a year-over-year basis, we expect second quarter 2013 results to be lower than the prior year period as the negative impact of tighter scrap and metal spreads will begin to subside, but remain unfavorable, while our capital investments in Duffel, Belgium and Ashville, Ohio will begin to generate positive results.
Results of Operations
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Revenues for the three months ended March 31, 2013 and 2012 were approximately $1.1 billion. Revenues were negatively impacted by lower aluminum prices during the first quarter of 2013, which reduced revenue by approximately $28.0 million. In addition, volumes decreased 4%, excluding volumes shipped from the Voerde, Germany cast house which was acquired in the third quarter of 2012. The decline in volumes was primarily driven by lower specification alloy and recycling demand in North America and Europe. However, the impact on revenues was substantially offset by a change in the mix of products sold. Lower demand for rolled products in North America reduced revenues by approximately $9.0 million. The decrease in demand resulted from an extended period of cold weather in the region during the first quarter of 2013, which impacted housing starts in an otherwise improving U.S. housing market, as well as a 2012 strike at a competitor which temporarily increased volumes in the first and second quarter of 2012. Improved demand for plate and sheet in Europe more than offset a weaker mix of products sold in the region caused by lower shipments to customers in our global aerospace and automotive markets, and resulted in an increase in revenues of approximately $12.0 million. The lower shipments in aerospace were due to temporary production issues at our Koblenz, Germany facility related to inefficiencies that were encountered as a result of providing assistance to the start-up of production at the Zhenjiang rolling mill, while the lower demand in automotive was impacted by a slower ramp up of production and demand in the first quarter by certain customers.
Gross profit for the three months ended March 31, 2013 was $89.0 million compared to $131.2 million for the three months ended March 31, 2012. Lower volumes, a weaker mix of products sold, and lower rolling margins for certain North American and European rolled products reduced gross profit by approximately $15.0 million. The impact of tighter scrap and metal spreads, resulting from lower aluminum selling prices and higher relative scrap purchase prices, reduced gross profit by approximately $9.0 million. Losses associated with the start-up of production at the Zhenjiang rolling mill further reduced gross profit by $7.5 million. Depreciation expense increased by $5.6 million due to the significant increase in capital expenditures throughout 2012. Gross profit for the three months ended March 31, 2013 and 2012 was positively impacted by an estimated $6.5 million and $9.8 million, respectively, of favorable metal price lag, excluding realized losses on metal derivative financial instruments. In addition, approximately $9.0 million of productivity savings generated by our Aleris Operating

System (“AOS”) initiatives offset higher costs associated with customer claims and inflation in employee, paint and freight costs.
SG&A expenses were $61.6 million for the three months ended March 31, 2013 as compared to $63.9 million for the three months ended March 31, 2012. The $2.3 million decrease resulted from cost reduction initiatives implemented in the first quarter of 2013, which decreased employee, travel and professional services costs. These decreases were partially offset by increases in start-up expenses at the Zhenjiang rolling mill, research and development spending and depreciation expense.
During the three months ended March 31, 2013 and 2012, we recorded realized losses on derivative financial instruments of $1.1 million and $8.8 million, respectively, and unrealized gains of $10.3 million and $10.9 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period.
Further impacting our 2013 first quarter results was a $9.3 million increase in interest expense, net due to higher debt levels as a result of the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012 and borrowings under the China Loan Facility (as defined below). These increases were partially offset by a $3.2 million increase in capitalized interest associated with in-process capital projects. Other (income) expense increased $2.0 million primarily due to an increase in currency exchange gains when compared to the prior year period.
The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
	(dollars in millions)
Revenues	$1,110.1	$1,140.5	$(30.4)	(3)%
Cost of sales	1,021.1	1,009.3	11.8	1
Gross profit	89.0	131.2	(42.2)	(32)
Gross profit as a percentage of revenues	8.0%	11.5%	(3.5)%	(30)
Selling, general and administrative expenses	61.6	63.9	(2.3)	(4)
Gains on derivative financial instruments	(9.1)	(2.1)	(7.0)	*
Other operating (income) expense, net	(0.2)	0.2	(0.4)	*
Operating income	36.7	69.2	(32.5)	(47)
Interest expense, net	21.0	11.7	9.3	79
Other (income) expense, net	(1.9)	0.1	(2.0)	*
Income before income taxes	17.6	57.4	(39.8)	(69)
Provision for income taxes	6.3	9.8	(3.5)	(36)
Net income	11.3	47.6	(36.3)	(76)
Net income attributable to noncontrolling interest	0.4	—	0.4	*
Net income attributable to Aleris Corporation	$10.9	$47.6	$(36.7)	(77)%

Total segment income	$78.4	$96.7	$(18.3)	(19)%
Depreciation and amortization	(27.2)	(19.5)	(7.7)	39
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(11.3)	(17.1)	5.8	(34)
Interest expense, net	(21.0)	(11.7)	(9.3)	79
Unallocated gains on derivative financial instruments	10.2	10.9	(0.7)	(6)%
Unallocated currency exchange gains	—	2.3	(2.3)	*
Start-up expenses	(11.4)	(3.7)	(7.7)	*
Other expense, net	(0.1)	(0.5)	0.4	*
Income before income taxes	$17.6	$57.4	$(39.8)	(69)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$314.3	$325.1	$(10.8)	(3)%
RPEU	369.2	339.1	30.1	9
RPAP	0.7	—	0.7	*
Extrusions	89.0	95.4	(6.4)	(7)
RSAA	238.4	255.5	(17.1)	(7)
RSEU	155.7	154.4	1.3	1
Intersegment revenues	(57.2)	(29.0)	(28.2)	*
Consolidated revenues	$1,110.1	$1,140.5	$(30.4)	(3)%

Metric tons invoiced:
RPNA	95.0	97.7	(2.7)	(3)%
RPEU	89.5	72.7	16.8	23
RPAP	0.1	—	0.1	*
Extrusions	17.4	18.6	(1.2)	(6)
RSAA	217.2	226.4	(9.2)	(4)
RSEU	94.8	103.5	(8.7)	(8)
Intersegment shipments	(19.3)	(9.1)	(10.2)	*
Total metric tons invoiced	494.7	509.8	(15.1)	(3)%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 3% decrease in our consolidated first quarter revenues from 2012 to 2013:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
LME pass-through	$—	—%	$(8.0)	(2)%	$(4.0)	(4)%	$—	—%	$—	—%	$(12.0)	(1)%
Commercial price	(2.0)	(1)	(3.0)	(1)	(1.0)	(1)	(15.0)	(6)	(1.0)	(1)	(22.0)	(2)
Volume/Mix	(9.0)	(2)	12.0	3	(2.0)	(3)	(2.0)	(1)	1.0	1	—	—
Currency	—	—	3.0	1	1.0	1	—	—	1.0	1	5.0	1
Acquisition	—	—	26.0	8	—	—	—	—	—	—	26.0	2
Other	0.2	*	0.1	*	(0.4)	*	(0.1)	*	0.3	*	0.1	—
Total	$(10.8)	(3)%	$30.1	9%	$(6.4)	(7)%	$(17.1)	(7)%	$1.3	1%	$(2.9)	—%
RPAP and intersegment revenues											(27.5)	—
Total											$(30.4)	(3)%

* Result is not meaningful.
Rolled Products North America Revenues
RPNA revenues for the three months ended March 31, 2013 decreased $10.8 million compared to the three months ended March 31, 2012. This decrease was primarily due to:

▪
lower volume driven by a 3% decrease in shipments, which reduced revenue by approximately $9.0 million. Building and construction shipments decreased 5% as persistent cold weather across much of the United States led to a slower start to the building season. In addition, year-over-year volumes were unfavorably impacted by a 2012 strike at a competitor, which improved 2012 first quarter volumes. These decreases were partially offset by a 4% increase in distribution volume, as well as a 12% increase in transportation volume; and

▪	continued competition from imports, which reduced rolling margins for certain products and decreased revenues by approximately $2.0 million.
Rolled Products Europe Revenues
RPEU revenues for the three months ended March 31, 2013 increased $30.1 million compared to the three months ended March 31, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in the third quarter of 2012. Shipments from the cast house, which accounted for a 17% increase in the segment’s volumes, increased segment revenues by approximately $26.0 million, of which $6.7 million related to third party sales;

▪
excluding volumes associated with the Voerde cast house, shipments increased 6%, which increased revenues by approximately $12.0 million. The increase in volume was a result of a 9% increase in regional plate and sheet demand, continuing the recovery that began in the fourth quarter of 2012, as well as shipments of semi-finished plate and sheet to China to support the start-up of production at the Zhenjiang rolling mill. These increases more than offset an 8% decrease in demand from our global automotive customers and a 3% decrease in global aerospace shipments. Automotive demand was impacted by a slower ramp up of production and demand in the first quarter by certain customers compared to the prior year period. Aerospace volume was lower than the comparable 2012 period due to temporary production issues at our Koblenz facility related to inefficiencies that were encountered as a result of providing assistance to the start-up of production at the Zhenjiang rolling mill; and

▪	a weaker U.S. dollar, which increased revenues by approximately $3.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. The decrease in aluminum prices reduced revenues by approximately $8.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the three months ended March 31, 2013 decreased $6.4 million compared to the three months ended March 31, 2012. This decrease was primarily due to the following:

▪	lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices, accounted for approximately $4.0 million of the reduction in revenues; and

▪
a 6% decrease in shipment levels, which reduced revenues by approximately $2.0 million. This decrease resulted from the weakness of the European regional economy and a prolonged cold winter, which delayed orders from customers serving the building and construction and mechanical engineering end-use industries.

Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended March 31, 2013 decreased $17.1 million compared to the three months ended March 31, 2012. The decrease was primarily due to the following:

▪	lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $15.0 million; and

▪
a 4% decrease in volumes, which was partially offset by a change in mix to a lower percentage of toll sales, the combination of which decreased revenues by approximately $2.0 million. The volume decrease was due to lower demand from the steel industry as well as efforts to eliminate unprofitable volume and limit spot-priced sales in the current tight metal spread environment.

Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended March 31, 2013 increased $1.3 million as compared to the three months ended March 31, 2012. This increase was primarily due to a lower percentage of toll sales, partially offset by an overall reduction in volumes caused by customer in-sourcing and temporary productions slow downs.
Segment Income and Gross Profit

For the three months ended March 31, 2013 and 2012, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2013	March 31, 2012	Change	% Change
Segment income (loss):	(in millions)
RPNA	$23.5	$26.1	$(2.6)	(10)%
RPEU	38.5	41.1	(2.6)	(6)
RPAP	(0.3)	—	(0.3)	*
Extrusions	3.0	6.0	(3.0)	(50)
RSAA	10.4	16.7	(6.3)	(38)
RSEU	3.3	6.8	(3.5)	(51)
Total segment income	78.4	96.7	(18.3)	(19)
Items excluded from segment income and included in gross profit:
Depreciation	(23.2)	(17.6)	(5.6)	32
Start-up expenses	(6.6)	—	(6.6)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	41.9	42.1	(0.2)	—
Realized losses on derivative financial instruments	1.1	8.8	(7.7)	*
Other expense (income), net	(2.6)	1.2	(3.8)	*
Gross profit	$89.0	$131.2	$(42.2)	(32)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the three months ended March 31, 2013 decreased by $2.6 million compared to the three months ended March 31, 2012. This decrease was primarily due to the following:

▪	lower volumes, which decreased segment income by approximately $2.0 million;

▪	continued competition from imports, which reduced rolling margins and decreased segment income by approximately $2.0 million; and

▪	inflation in employee, paint and energy costs of approximately $3.0 million, which were more than offset by productivity savings of approximately $4.0 million.
Rolled Products Europe Segment Income
RPEU segment income for the three months ended March 31, 2013 decreased by $2.6 million compared to the three months ended March 31, 2012. This decrease was primarily due to the following:

▪
higher costs associated with inflation in energy, employee and freight costs, as well as increased customer claims primarily associated with production issues at our Koblenz facility. These increased costs were partially offset by productivity savings, resulting in a net reduction to segment income of approximately $4.0 million; and

▪
an unfavorable change in the mix of products sold, which more than offset a 6% increase in volumes, excluding shipments from the Voerde cast house. The combination of volume and mix reduced segment income by approximately $3.0 million.

These decreases were partially offset by:

▪	favorable metal price lag in 2013 compared to the prior year period, which increased segment income by an estimated $3.1 million; and

▪
favorable currency movements, which increased segment income by approximately $4.0 million. The strengthening of the U.S. dollar during the first quarter of 2013 increased the value of the segment’s dollar based working capital while the weakening U.S. dollar had the opposite effect in the prior year period.

Extrusions Segment Income

Extrusions segment income for the three months ended March 31, 2013 decreased by $3.0 million compared to the three months ended March 31, 2012. This decrease was primarily due to a 6% decrease in shipment levels and unfavorable product mix, which reduced segment income by approximately $2.0 million, and higher costs associated with inflation in energy and employee costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended March 31, 2013 decreased by $6.3 million compared to the prior year period. This decrease was primarily due to the following:

▪
the continued tightening of year-over-year metal spreads as lower aluminum prices drove lower selling prices while scrap demand in excess of supply kept scrap purchase prices high. Tighter metal spreads reduced segment income by approximately $10.0 million; and

▪	a 4% reduction in volumes, which was partially offset by an improved product mix.
These decreases were partially offset by productivity related savings of approximately $5.0 million associated with furnace and scrap optimization initiatives.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended March 31, 2013 decreased by $3.5 million compared to the prior year period. This decrease was primarily due to an 8% decrease in volumes.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $2.3 million for the three months ended March 31, 2013 as compared to the prior year period. The decrease was primarily within Corporate SG&A expenses as $5.8 million of cost savings resulting from decreases in personnel costs, professional fees and travel costs associated with cost reduction initiatives implemented during the first quarter of 2013 were partially offset by increases in depreciation expense of $2.1 million and start-up expenses of $1.3 million. Segment SG&A expenses remained consistent with the prior year period as lower personnel costs were offset by higher research and development spending.
Gains and Losses on Derivative Financial Instruments
During the three months ended March 31, 2013 and 2012, we recorded the following realized losses and unrealized (gains) losses on derivative financial instruments:

	For the three months ended
	March 31, 2013	March 31, 2012
Realized losses	(in millions)
Metal	$0.9	$6.4
Natural gas	0.2	2.2
Currency	—	0.2
Unrealized (gains) losses
Metal	(8.8)	(12.2)
Natural gas	(1.4)	1.3
Total gains	$(9.1)	$(2.1)
Generally, our realized gains and losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains and losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains and losses for derivatives that settled during the period. Realized gains and losses are included within segment income while unrealized gains and losses are excluded.
As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended March 31, 2013, we estimate that metal price lag favorably impacted gross profit by approximately $6.5 million while we experienced metal hedge losses of $0.9 million. The resulting $5.6 million of net metal price lag improved our consolidated operating results in the first quarter of 2013. During the three months ended March 31, 2012, we estimate gross profit was favorably impacted from metal price lag by approximately $9.8 million while we experienced metal hedge losses of $6.7 million, including $0.3 million of economic losses not recorded within realized losses as discussed above. The resulting $3.1 million of net metal price lag improved our consolidated operating results in the first quarter of 2012.
Interest Expense, net
Interest expense, net for the three months ended March 31, 2013 increased $9.3 million from the comparable period of 2012 due to higher debt levels as a result of the issuance of $500.0 million of 7 7/8% Senior Notes on October 23, 2012 and borrowings on the China Loan Facility (as defined below). These increases were partially offset by a $3.2 million increase in capitalized interest associated with in-process capital projects.
Provision for Income Taxes
Our effective tax rates were 36.2% and 17.1% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension, postretirement liabilities and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility (as defined below) will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our indebtedness, including borrowing base limitations under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as updated in our quarterly and periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31, 2013	March 31, 2012
Net cash (used) provided by:	(in millions)
Operating activities	$(55.6)	$(26.2)
Investing activities	(95.3)	(97.2)
Financing activities	(1.5)	18.3
Cash Flows from Operating Activities
Cash flows used by operating activities were $55.6 million for the three months ended March 31, 2013, which resulted from a $77.7 million increase in net operating assets and $10.7 million of restructuring payments, partially offset by $32.9 million of cash from earnings. The significant components of the change in net operating assets included increases of $105.5 million, $14.1 million and $52.2 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volumes across most segments when compared to December 2012. Our days sales outstanding (“DSO”) at March 31, 2013 remained consistent with the DSO at December 31, 2012, however, revenues in the month of March 2013 were approximately $115.0 million higher than the month of December 2012, leading to an increase in accounts receivable. The commencement of operations at the Zhenjiang rolling mill during the quarter led to increased inventory levels and drove a $14.1 million use of operating cash. Our days payables outstanding (“DPO”) at March 31, 2013 remained consistent with the DPO at December 31, 2012. The increase in payables resulted from increased average inventory levels in connection with the additional sales volume during the first quarter of 2013.
Cash flows used by operating activities were $26.2 million for the three months ended March 31, 2012, which resulted from an $85.6 million increase in net operating assets and $1.8 million of payments for restructuring items, partially offset by $61.2 million of cash from earnings. The significant components of the change in net operating assets included increases of $112.3 million, $37.2 million and $100.7 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volumes across most segments and the impact of higher aluminum prices from the fourth quarter of 2011.
Cash Flows from Investing Activities
Cash flows used by investing activities were $95.3 million for the three months ended March 31, 2013 and included $96.9 million of capital expenditures, primarily on the Zhenjiang rolling mill and the wide auto body sheet expansion project in Duffel, Belgium.
Cash flows used by investing activities were $97.2 million for the three months ended March 31, 2012 and included $92.5 million of capital expenditures on the Zhenjiang rolling mill, the wide auto body sheet expansion project in Duffel, Belgium, the coatings project in Ashville, Ohio and furnace upgrades and scrap optimization initiatives in the North American recycling business. Cash used by investing activities for the three months ended March 31, 2012 also included a $4.7 million secured loan to a European supplier.
Cash Flows from Financing Activities
Cash flows used by financing activities were $1.5 million for the three months ended March 31, 2013.
Cash flows provided by financing activities for the three months ended March 31, 2012 included $17.7 million of net proceeds from the China Loan Facility.
ABL Facility
The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of March 31, 2013, we estimate that the borrowing base would have supported borrowings of $515.7 million. After giving effect to the outstanding letters of credit of $39.0 million, Aleris International had $476.6 million available for borrowing as of March 31, 2013.
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
As of March 31, 2013, Aleris International had no amounts outstanding under the ABL Facility.

There is no scheduled amortization under the ABL Facility. Any principal amount outstanding will be due and payable in full at maturity, on June 29, 2016, unless extended pursuant to the credit agreement.
The ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly owned domestic subsidiaries, substantially all of the current assets and related intangible assets of the borrower located in Canada and substantially all of the current assets (other than inventory located outside of the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd., and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of March 31, 2013.
Senior Notes
On February 9, 2011, Aleris International issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018, and on October 14, 2011, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 for its new $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “7 5/8% Senior Notes”). The 7 5/8% Senior Notes mature on February 15, 2018.
On October 23, 2012, Aleris International issued $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”). The 7 7/8% Senior Notes mature on November 1, 2020.
The Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our subsidiaries that guarantees Aleris International’s obligations under the ABL Facility. The indentures governing the Senior Notes contain a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things.
Exchangeable Notes
In connection with Aleris International’s emergence from bankruptcy, it issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and are scheduled to mature on June 1, 2020. After June 1, 2013, the Exchangeable Notes are exchangeable for our common stock at a rate equivalent to 47.20 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011), subject to further adjustment as a result of the dividend paid in April 2013. The Exchangeable Notes may be redeemed at Aleris International’s option on or after June 1, 2013.
China Loan Facility
Aleris Zhenjiang maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $158.6 million) term loan facility (collectively referred to as the “Term Loan Facilities”) and an RMB 410.0 million (or equivalent to approximately $65.4 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Revolving Facility” or “Zhenjiang Revolver”). In March 2013, the Revolving Facility was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.2 million) to RMB 410.0 million (or equivalent to $65.4 million). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2013, the full amount ($189.2 million) of the Term Loan Facilities was drawn. Draws on the Revolving Facility are anticipated to begin in the second quarter of 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2013. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are examples of non-GAAP financial measures that we believe provide investors and other users of our financial information with useful information.
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
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA, Adjusted EBITDA and segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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
For reconciliations of EBITDA and Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of segment commercial margin to segment revenues, which are the most directly comparable financial measures presented in accordance with GAAP, for each of the Rolled Products North America, Rolled Products Europe, Rolled Products Asia Pacific, Extrusions, Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments, see the reconciliations in “– Our Segments.”

For the three months ended March 31, 2013 and 2012, our reconciliation of Adjusted EBITDA to net income attributable to Aleris Corporation and net cash used by operating activities is presented below.

	For the three months ended
	March 31, 2013	March 31, 2012
	(in millions)
Adjusted EBITDA	$64.5	$80.5
Unrealized gains on derivative financial instruments	10.3	10.9
Impact of recording assets at fair value through fresh-start and purchase accounting	—	0.3
Restructuring charges	(0.9)	—
Currency exchange (losses) gains on debt	(0.5)	1.7
Stock-based compensation expense	(2.7)	(2.6)
Start-up expenses	(11.4)	(3.7)
Favorable metal price lag	5.6	3.1
Other	0.5	(1.6)
EBITDA	65.4	88.6
Interest expense, net	(21.0)	(11.7)
Provision for income taxes	(6.3)	(9.8)
Depreciation and amortization	(27.2)	(19.5)
Net income attributable to Aleris Corporation	10.9	47.6
Net income attributable to noncontrolling interest	0.4	—
Net income	11.3	47.6
Depreciation and amortization	27.2	19.5
Provision for deferred income taxes	1.0	3.2
Restructuring charges, net of payments	(9.8)	(1.8)
Stock-based compensation expense	2.7	2.6
Unrealized gains on derivative financial instruments	(10.3)	(10.9)
Currency exchange losses (gains) on debt	0.4	(1.7)
Amortization of debt issuance costs	1.9	1.6
Other non-cash gains, net	(2.1)	(0.7)
Change in operating assets and liabilities:
Change in accounts receivable	(105.5)	(112.3)
Change in inventories	(14.1)	(37.2)
Change in other assets	(12.0)	1.2
Change in accounts payable	52.2	100.7
Change in accrued liabilities	1.5	(38.0)
Net cash used by operating activities	$(55.6)	$(26.2)
For the three months ended March 31, 2013 and 2012, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2013	March 31, 2012
	(in millions)
Revenues	$1,110.1	$1,140.5
Hedged cost of metal	(684.1)	(706.3)
Favorable metal price lag	(5.6)	(3.1)
Commercial margin	$420.6	$431.1
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 5, 2013 for the year ended December 31, 2012. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2013.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2013.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this document that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.
The forward-looking statements set forth in this document regarding, among other things, future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, demand for our products and services, anticipated benefits from new products or facilities, projected results of operations, achievement of production efficiencies, capacity expansions, estimates of volumes, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

▪	increases in the cost of raw materials and energy;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt service obligations;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry segments we serve;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

▪	our levels of indebtedness and debt service obligations;

▪	the possibility that we may incur additional indebtedness in the future; and

▪	limitations on operating our business as a result of covenant restrictions under our indebtedness.
The above list is not exhaustive. Some of these factors and additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in our public filings with the Securities and Exchange Commission, including the sections entitled “Risk Factors” included therein.
These factors and such other risk factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
The forward-looking statements included in this document are made only as of the date of this document. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners such as zinc and copper, and natural gas, as well as changes in currency and interest rates. For aluminum hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
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
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME futures or forwards contracts are purchased. These derivatives generally settle within three months.
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2013 and December 31, 2012, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.
We do not consider our natural gas derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract.
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2013 and December 31, 2012, we had 2.9 trillion and 2.2 trillion, respectively, of British thermal unit forward buy contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2013 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2013:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$5.8	$(3.7)
Natural gas	0.8	(1.2)
The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 11, “Derivative and Other Financial Instruments,” to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q.
Currency Exchange Risks
The construction of the Zhenjiang rolling mill increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while the source of funding was the U.S. dollar and RMB denominated China Loan Facility. Equity contributions were primarily made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the U.S. dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated Statements of Comprehensive (Loss) Income. These call option contracts covered periods consistent with known or expected exposures during 2012. As of March 31, 2013 and December 31, 2012, Aleris Zhenjiang had no euro call option contracts.
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
Interest Rate Risks
As of March 31, 2013, approximately 80% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2013, Aleris International had no borrowings under the ABL Facility and Aleris Zhenjiang had $189.2 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
    On March 25, 2013, the China Loan Facility’s Revolving Facility was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.2 million) to RMB 410.0 million (or equivalent to $65.4 million).

Item 6.	Exhibits.

Exhibit Number	Description

10.1
Amendment Agreement to the Facility Agreement, dated as of March 25, 2013, between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English Translation).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS CORPORATION

Date:	May 9, 2013	By:	/s/ SEAN M. STACK
		Name:	Sean M. Stack
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)