Form 10-Q
period 2013-06-30
Aleris Corp
filed 2013-08-01
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☑
(Note: Registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 and 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,182,420 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2013.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$78.5	$592.9
Accounts receivable (net of allowances of $10.7 and $8.1 at June 30, 2013 and December 31, 2012, respectively)	490.4	384.0
Inventories	701.7	683.4
Deferred income taxes	12.9	12.9
Prepaid expenses and other current assets	31.9	26.3
Total Current Assets	1,315.4	1,699.5
Property, plant and equipment, net	1,104.3	1,077.0
Intangible assets, net	44.6	45.6
Deferred income taxes	36.8	36.8
Other long-term assets	66.8	59.3
Total Assets	$2,567.9	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$377.0	$341.2
Accrued liabilities	231.1	302.4
Deferred income taxes	12.0	12.0
Current portion of long-term debt	12.6	9.0
Total Current Liabilities	632.7	664.6
Long-term debt	1,223.0	1,218.9
Deferred income taxes	10.6	8.8
Accrued pension benefits	253.3	258.2
Accrued postretirement benefits	50.2	52.0
Other long-term liabilities	74.3	75.9
Total Long-Term Liabilities	1,611.4	1,613.8
Redeemable noncontrolling interest	5.7	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,182,420 and 31,097,272 shares issued at June 30, 2013 and December 31, 2012, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	396.2	573.9
Retained (deficit) earnings	(11.0)	122.1
Accumulated other comprehensive loss	(67.9)	(62.4)
Total Aleris Corporation Equity	317.6	633.9
Noncontrolling interest	0.5	0.2
Total Equity	318.1	634.1
Total Liabilities and Equity	$2,567.9	$2,918.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions, except per share data)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$1,127.6	$1,170.7	$2,237.7	$2,311.2
Cost of sales	1,053.4	1,048.2	2,074.5	2,057.6
Gross profit	74.2	122.5	163.2	253.6
Selling, general and administrative expenses	58.5	64.6	120.0	128.5
Restructuring charges	9.5	0.4	10.3	0.5
(Gains) losses on derivative financial instruments	(9.9)	4.1	(19.1)	2.0
Other operating expense (income), net	0.4	0.8	(0.4)	0.8
Operating income	15.7	52.6	52.4	121.8
Interest expense, net	24.6	11.4	45.6	23.1
Other expense (income), net	1.3	(0.5)	(0.6)	(0.4)
(Loss) income before income taxes	(10.2)	41.7	7.4	99.1
Provision for income taxes	1.2	8.2	7.6	18.0
Net (loss) income	(11.4)	33.5	(0.2)	81.1
Net income (loss) attributable to noncontrolling interest	0.3	(0.6)	0.6	(0.6)
Net (loss) income attributable to Aleris Corporation	$(11.7)	$34.1	$(0.8)	$81.7

Comprehensive (loss) income	$(0.2)	$3.2	$(5.6)	$65.5
Comprehensive income (loss) attributable to noncontrolling interest	0.3	(0.6)	0.6	(0.6)
Comprehensive (loss) income attributable to Aleris Corporation	$(0.5)	$3.8	$(6.2)	$66.1

Net (loss) income available to common stockholders	$(11.8)	$33.8	$(1.0)	$81.0
Basic (loss) earnings per share	$(0.38)	$1.09	$(0.03)	$2.61
Diluted (loss) earnings per share	$(0.38)	$1.01	$(0.03)	$2.42
Dividend declared per common share	$10.00	$—	$10.00	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2013	June 30, 2012
Operating activities
Net (loss) income	$(0.2)	$81.1
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	61.9	39.1
Provision for deferred income taxes	1.8	6.9
Stock-based compensation expense	5.4	5.3
Unrealized gains on derivative financial instruments	(0.3)	(3.8)
Currency exchange (gains) losses on debt	(0.4)	0.8
Amortization of debt issuance costs	3.9	3.1
Other non-cash gains, net	(0.7)	(0.2)
Changes in operating assets and liabilities:
Change in accounts receivable	(112.1)	(97.6)
Change in inventories	(24.3)	(52.8)
Change in other assets	(15.1)	(1.7)
Change in accounts payable	53.0	69.8
Change in accrued liabilities	(23.7)	(14.0)
Net cash (used) provided by operating activities	(50.8)	36.0
Investing activities
Payments for property, plant and equipment	(142.2)	(188.8)
Other	1.6	(13.4)
Net cash used by investing activities	(140.6)	(202.2)
Financing activities
Proceeds from China loan facility	4.3	64.4
Net (payments on) proceeds from other long-term debt	(1.8)	2.2
Redemption of noncontrolling interest	(8.9)	—
Dividend paid	(313.0)	—
Other	(3.1)	(0.9)
Net cash (used) provided by financing activities	(322.5)	65.7
Effect of exchange rate differences on cash and cash equivalents	(0.5)	(0.5)
Net decrease in cash and cash equivalents	(514.4)	(101.0)
Cash and cash equivalents at beginning of period	592.9	231.4
Cash and cash equivalents at end of period	$78.5	$130.4

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
2. INVENTORIES
The components of our “Inventories” as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Finished goods	$180.4	$183.8
Raw materials	274.9	279.4
Work in process	220.5	196.2
Supplies	25.9	24.0
Total inventories	$701.7	$683.4
3. LONG-TERM DEBT
Our debt as of June 30, 2013 and December 31, 2012 is summarized as follows:

	June 30, 2013	December 31, 2012
ABL facility	$—	$—
7 5/8% senior notes due 2018, net of discount of $6.6 and $7.3 at June 30, 2013 and December 31, 2012, respectively	493.4	492.7
7 7/8% senior notes due 2020, net of discount of $8.0 and $8.6 at June 30, 2013 and December 31, 2012, respectively	492.0	491.4
Exchangeable notes, net of discount of $0.7 and $0.8 at June 30, 2013 and December 31, 2012, respectively	44.3	44.2
China loan facility, net of discount of $1.4 and $1.3 at June 30, 2013 and December 31, 2012, respectively	194.4	186.8
Other	11.5	12.8
Total debt	1,235.6	1,227.9
Less: Current portion of long-term debt	12.6	9.0
Total long-term debt	$1,223.0	$1,218.9
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
Our reserves for environmental remediation liabilities totaled $33.4 and $34.2 at June 30, 2013 and December 31, 2012, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2013 and December 31, 2012, $5.8 and $6.5, respectively, are indemnified by Corus Group Ltd.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. Our total asset retirement obligations were $14.6 at June 30, 2013 and December 31, 2012. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.
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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
On April 30, 2013, we paid a cash dividend of $10.00 per share, or approximately $313.0, pro rata, to our stockholders of record as of April 19, 2013. The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the six months ended June 30, 2013:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2013	$633.9	$0.2	$634.1	$5.7
Net (loss) income	(0.8)	0.6	(0.2)	—
Other comprehensive loss	(5.4)	—	(5.4)	—
Stock-based compensation	5.4	—	5.4	—
Dividend paid	(313.0)	—	(313.0)	—
Repurchase of shares	(2.6)	—	(2.6)	—
Other	0.1	(0.3)	(0.2)	—
Total equity at June 30, 2013	$317.6	$0.5	$318.1	$5.7
On December 31, 2012, we increased our equity interest in Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) to 100%, and as a result, the adjustments to the carrying value of redeemable noncontrolling interest was recognized directly in equity attributable to Aleris in 2012. During the second quarter of 2013, we paid the $8.9 redemption amount pursuant to the contractual arrangement, which was recorded in “Accrued liabilities” in the Consolidated Balance Sheet at December 31, 2012.
The following table shows changes in the number of our outstanding shares of common stock:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Outstanding shares of common stock
Balance at January 1, 2013	31,097,272
Issuance associated with options exercised	58,433
Issuance associated with vested restricted stock units	26,715
Balance at June 30, 2013	31,182,420
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2013:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2013	$12.6	$(75.0)	$(62.4)
Current period currency translation adjustments	(7.6)	0.6	(7.0)
Amortization of net actuarial losses	—	1.8	1.8
Deferred tax benefit on pension and other postretirement liability adjustments	—	(0.3)	(0.3)
Balance at June 30, 2013	$5.0	$(72.9)	$(67.9)
A summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses, before tax	$(1.8)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.3
Losses reclassified into earnings, net of tax	$(1.5)
(a) This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 11, “Employee Benefit Plans,” for additional detail).
7. SEGMENT INFORMATION
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
Measurement of Segment Profit or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2012. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment asset amounts have been restated to conform to the current definition of segment assets, which was changed in the first quarter of 2013 to include the assets of Aleris Zhenjiang.
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended June 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$322.8	$347.1	$1.8	$92.0	$233.8	$130.1		$1,127.6
Intersegment revenues	0.4	31.5	3.2	2.0	0.8	9.5	$(47.4)	—
Total revenues	$323.2	$378.6	$5.0	$94.0	$234.6	$139.6	$(47.4)	$1,127.6
Segment income	$32.7	$39.4	$—	$4.5	$13.0	$3.1		$92.7

Three months ended June 30, 2012	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$349.1	$325.3	$—	$89.6	$255.7	$151.0		$1,170.7
Intersegment revenues	0.2	13.8	—	2.7	2.1	8.6	$(27.4)	—
Total revenues	$349.3	$339.1	$—	$92.3	$257.8	$159.6	$(27.4)	$1,170.7
Segment income	$34.8	$42.7	$—	$4.9	$14.6	$5.9		$102.9

Six months ended June 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$636.5	$674.0	$2.6	$178.7	$470.0	$275.9		$2,237.7
Intersegment revenues	0.9	73.8	3.1	4.3	3.0	19.4	$(104.5)	—
Total revenues	$637.4	$747.8	$5.7	$183.0	$473.0	$295.3	$(104.5)	$2,237.7
Segment income (loss)	$56.2	$77.9	$(0.3)	$7.5	$23.4	$6.4		$171.1

Six months ended June 30, 2012	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$673.1	$649.3	$—	$182.6	$510.0	$296.2		$2,311.2
Intersegment revenues	1.4	28.9	—	5.1	3.3	17.8	$(56.5)	—
Total revenues	$674.5	$678.2	$—	$187.7	$513.3	$314.0	$(56.5)	$2,311.2
Segment income	$60.8	$83.8	$—	$10.9	$31.3	$12.7		$199.5
The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total segment income	$92.7	$102.9	$171.1	$199.5
Unallocated amounts:
Depreciation and amortization	(34.7)	(19.7)	(61.9)	(39.1)
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(10.0)	(13.6)	(21.3)	(29.9)
Restructuring charges	(9.5)	(0.4)	(10.3)	(0.5)
Interest expense, net	(24.6)	(11.4)	(45.6)	(23.1)
Unallocated (losses) gains on derivative financial instruments	(10.0)	(7.4)	0.2	3.4
Unallocated currency exchange losses	—	(2.5)	—	(1.0)
Start-up expenses	(12.0)	(5.3)	(23.3)	(9.0)
Other expense, net	(2.1)	(0.9)	(1.5)	(1.2)
(Loss) income before income taxes	$(10.2)	$41.7	$7.4	$99.1
The following table shows our reportable segment assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Assets
RPNA	$588.7	$566.0
RPEU	736.6	681.3
RPAP	430.1	351.4
Extrusions	153.9	133.1
RSAA	286.9	287.6
RSEU	165.3	175.3
Unallocated assets	206.4	723.5
Total consolidated assets	$2,567.9	$2,918.2
8. RESTRUCTURING CHARGES
During the three and six months ended June 30, 2013, we recorded $9.5 and $10.3 of restructuring charges, respectively, including $8.6 related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions occurred at three of our operating segments and included charges of $4.5, $1.7 and $0.8 related to our RPEU, Extrusions and RSEU segments, respectively, as well as $1.5 of charges associated with personnel reductions at our corporate locations. Cash payments of approximately $1.0 were made during the three and six months ended June 30, 2013 associated with these personnel reductions. As of June 30, 2013, approximately $7.6 is recorded within “Accrued liabilities” on the Consolidated Balance Sheet and no further charges are anticipated related to these reductions.
9. STOCK-BASED COMPENSATION
Stock-based awards are granted under the Aleris Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). Generally, stock options have a ten-year life and vest quarterly over four years. Generally, all restricted stock units and restricted shares vest quarterly over four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event.
On April 30, 2013, we paid a cash dividend of $10.00 per share, or approximately $313.0, pro rata, to our stockholders of record as of April 19, 2013 out of the cash on hand. As provided in the 2010 Equity Plan, the Board of Directors approved the necessary actions to effectuate an equitable option adjustment to (i) increase the number of shares underlying each option

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

outstanding as of the dividend record date (April 19, 2013) and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividend paid. The option adjustments did not result in incremental compensation costs.
During the six months ended June 30, 2013, we granted 15,347 stock options (after adjustment for the April 2013 dividend) and 11,500 restricted stock units to a nonemployee director and certain members of our senior management. We recorded compensation expense associated with stock options, restricted stock units and restricted shares of $2.7 and $5.4 during the three and six months ended June 30, 2013, respectively, and $2.8 and $5.3 during the three and six months ended June 30, 2012, respectively.
10. INCOME TAXES
Our effective tax rates were (11.6)% and 102.3% for the three and six months ended June 30, 2013, respectively, and 19.8% and 18.2% for the three and six months ended June 30, 2012, respectively. The effective tax rates for the three and six months ended June 30, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension, postretirement and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of June 30, 2013, we have $1.4 of unrecognized tax benefits. In the second quarter of 2013, the settlement of a previously disclosed audit with a non-U.S. jurisdiction resulted in a reduction to our unrecognized tax benefits of $17.1. The majority of the gross unrecognized tax benefits, if recognized, would affect our annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2013, we had approximately $0.6 of accrued interest related to uncertain tax positions.
The 2005 through 2012 tax years remain open to examination. During the second quarter of 2013, a non-U.S. jurisdiction notified us that it would begin an examination of our tax returns for the tax years ended December 31, 2011, 2010 and 2009.
11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$0.9	$0.7	$1.8	$1.5
Interest cost	1.6	1.8	3.2	3.6
Amortization of net actuarial losses	0.4	0.1	0.8	0.2
Expected return on plan assets	(2.3)	(2.1)	(4.6)	(4.2)
Net periodic benefit expense	$0.6	$0.5	$1.2	$1.1

	European pension benefits
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$1.0	$0.6	$2.0	$1.3
Interest cost	1.7	1.8	3.5	3.5
Amortization of net actuarial losses	0.4	—	0.8	—
Expected return on plan assets	—	—	(0.1)	—
Net periodic benefit expense	$3.1	$2.4	$6.2	$4.8

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.4	0.6	0.9	1.2
Amortization of net actuarial losses	0.1	0.1	0.2	0.2
Net postretirement benefit expense	$0.6	$0.7	$1.2	$1.4
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At June 30, 2013 and December 31, 2012, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2013 and December 31, 2012, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	June 30, 2013		December 31, 2012
Derivatives by type	Asset	Liability	Asset	Liability
Metal	$30.7	$(33.2)	$15.7	$(18.8)
Natural gas	—	(0.9)	—	(0.6)
Total	30.7	(34.1)	15.7	(19.4)
Effect of counterparty netting	(27.2)	27.2	(12.5)	12.5
Net derivatives as classified in the balance sheet	$3.5	$(6.9)	$3.2	$(6.9)
     The fair value of our derivative financial instruments at June 30, 2013 and December 31, 2012 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
Metal	Prepaid expenses and other current assets	$3.5	$2.8
	Other long-term assets	—	0.4
Total		$3.5	$3.2

Liability Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
Metal	Accrued liabilities	$3.4	$5.8
	Other long-term liabilities	2.6	0.5
Natural gas	Accrued liabilities	0.9	0.6
Total		$6.9	$6.9
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and the level in the fair value hierarchy:

	Fair value measurements at June 30, 2013 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$30.7	$—	$30.7	$—
Derivative liabilities	(34.1)	—	(34.1)	—
Net derivative liabilities	$(3.4)	$—	$(3.4)	$—

	Fair value measurements at December 31, 2012 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$15.7	$—	$15.7	$—
Derivative liabilities	(19.4)	—	(19.4)	—
Net derivative liabilities	$(3.7)	$—	$(3.7)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized (gains) losses on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Metal	$(19.6)	$(5.8)	$(18.7)	$0.6
Natural gas	(0.3)	2.2	(0.1)	4.3
Currency	—	0.6	—	0.8
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2013 and December 31, 2012, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We also enter into call option contracts to manage the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2013 and December 31, 2012, we had 2.0 trillion and 2.2 trillion, respectively, of British thermal unit forward buy contracts.
Currency Exchange Hedging
The construction of our aluminum rolling mill in China (the “Zhenjiang rolling mill”) increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while Aleris Zhenjiang’s source of funding was the U.S. dollar and Renminbi denominated China loan facility. A portion of the equity contributions were made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated Statements of Comprehensive (Loss) Income. These call option contracts covered periods consistent with known or expected exposures during 2012. As of June 30, 2013 and December 31, 2012, Aleris Zhenjiang had no euro call option contracts.
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
 Other Financial Instruments
The carrying amount and fair values of our other financial instruments at June 30, 2013 and December 31, 2012 are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$78.5	$78.5	$592.9	$592.9
ABL facility	—	—	—	—
Exchangeable notes	44.3	89.5	44.2	103.4
7 5/8% senior notes	493.4	522.5	492.7	507.5
7 7/8% senior notes	492.0	513.8	491.4	502.5
China loan facility	194.4	195.7	186.8	188.1
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of June 30, 2013 and December 31, 2012:

	Fair value measurements at June 30, 2013 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$78.5	$78.5	$—	$—
Exchangeable notes	89.5	—	—	89.5
7 5/8% senior notes	522.5	522.5	—	—
7 7/8% senior notes	513.8	513.8	—	—
China loan facility	195.7	—	—	195.7

	Fair value measurements at December 31, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$592.9	$592.9	$—	$—
Exchangeable notes	103.4	—	—	103.4
7 5/8% senior notes	507.5	507.5	—	—
7 7/8% senior notes	502.5	502.5	—	—
China loan facility	188.1	—	—	188.1
The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.0% as of June 30, 2013 and 1.3% as of December 31, 2012 and expected equity volatility of 55%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the China loan facility approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
13. EARNINGS PER SHARE
Basic earnings per share was computed using the two-class method by dividing net (loss) income available to common stockholders, after deducting undistributed earnings allocated to participating securities, by the average number of shares of our common stock outstanding during the period. Pursuant to the two-class method, all earnings, whether distributed or undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Our restricted stock units and restricted shares have nonforfeitable rights to dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

and, therefore, meet the definition of a participating security. Diluted earnings per share was computed by giving effect to all potentially dilutive securities that were outstanding. The following table summarizes basic and diluted earnings per share (in millions, except per share data):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income attributable to Aleris Corporation	$(11.7)	$34.1	$(0.8)	$81.7
Less: Preferred stock dividend (paid or unpaid)	(0.1)	(0.1)	(0.2)	(0.2)
Less: Undistributed earnings allocated to participating securities	—	(0.2)	—	(0.5)
Net (loss) income available to common stockholders - Basic	(11.8)	33.8	(1.0)	81.0
Add: Interest on exchangeable notes	—	0.6	—	1.3
Add: Preferred stock dividend (paid or unpaid)	—	0.1	—	0.2
Add: Undistributed earnings allocated to participating securities	—	0.2	—	0.5
Less: Undistributed earnings reallocated to participating securities	—	(0.2)	—	(0.5)
Net (loss) income available to common stockholders - Diluted	$(11.8)	$34.5	$(1.0)	$82.5

Average shares of common stock outstanding	31.2	31.1	31.1	31.0
Dilutive effect of:
Stock options	—	0.7	—	0.7
Redeemable preferred stock	—	0.2	—	0.2
Exchangeable notes	—	2.1	—	2.1
Average dilutive shares of common stock outstanding	31.2	34.1	31.1	34.0

Basic (loss) earnings per share	$(0.38)	$1.09	$(0.03)	$2.61
Diluted (loss) earnings per share	$(0.38)	$1.01	$(0.03)	$2.42

The effect of certain stock options were excluded from the computations of the weighted average dilutive shares outstanding as inclusion would have resulted in antidilution. The exchangeable notes and redeemable preferred stock were excluded from the computations of the weighted average dilutive shares outstanding for the three and six months ended June 30, 2013 as inclusion would have resulted in antidilution. Additionally, restricted stock units and restricted shares were excluded from the computation of weighted average dilutive shares outstanding for the three and six months ended June 30, 2012 as they were considered participating securities. A summary of these stock options, restricted stock units, restricted shares, exchangeable notes and redeemable preferred stock as of June 30, 2013 and 2012 is shown below (in millions, except per share data):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Number of stock options	3.4	0.2	3.4	0.2
Weighted average exercise price	$22.99	$47.71	$22.99	$47.71
Restricted stock units and restricted shares	0.1	0.2	0.1	0.2
Weighted average grant date fair value	$37.27	$31.26	$37.27	$31.26
Number of shares issuable upon conversion of exchangeable notes	2.1	—	2.1	—
Number of shares issuable upon conversion of redeemable preferred stock	0.2	—	0.2	—
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of June 30, 2013 and December 31, 2012. The condensed consolidating statements of comprehensive (loss) income are presented for the three and six months ended June 30, 2013 and 2012. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2013 and 2012.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$3.3	$—	$76.6	$(1.4)	$78.5
Accounts receivable, net	—	—	183.2	307.2	—	490.4
Inventories	—	—	262.6	439.1	—	701.7
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	0.1	13.2	18.6	—	31.9
Total Current Assets	—	3.4	462.9	850.5	(1.4)	1,315.4
Property, plant and equipment, net	—	—	364.1	740.2	—	1,104.3
Intangible assets, net	—	—	28.7	15.9	—	44.6
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	12.7	2.9	51.2	—	66.8
Investments in subsidiaries/intercompany receivables, net	317.6	1,363.5	203.1	50.3	(1,934.5)	—
Total Assets	$317.6	$1,379.6	$1,061.7	$1,744.9	$(1,935.9)	$2,567.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$0.8	$157.0	$220.6	$(1.4)	$377.0
Accrued liabilities	—	23.0	58.3	149.8	—	231.1
Deferred income taxes	—	—	—	12.0	—	12.0
Current portion of long-term debt	—	—	—	12.6	—	12.6
Total Current Liabilities	—	23.8	215.3	395.0	(1.4)	632.7
Long-term debt	—	1,029.6	—	193.4	—	1,223.0
Deferred income taxes	—	—	3.9	6.7	—	10.6
Accrued pension benefits	—	—	67.7	185.6	—	253.3
Accrued postretirement benefits	—	—	50.2	—	—	50.2
Other long-term liabilities	—	—	31.4	42.9	—	74.3
Total Long-Term Liabilities	—	1,029.6	153.2	428.6	—	1,611.4
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total equity	317.6	320.5	693.2	920.8	(1,934.5)	317.6
Noncontrolling interest	—	—	—	0.5	—	0.5
Total Liabilities and Equity	$317.6	$1,379.6	$1,061.7	$1,744.9	$(1,935.9)	$2,567.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$472.4	$—	$121.6	$(1.1)	$592.9
Accounts receivable, net	—	1.5	149.3	233.2	—	384.0
Inventories	—	—	259.4	424.0	—	683.4
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	0.1	12.9	13.3	—	26.3
Total Current Assets	—	474.0	425.5	801.1	(1.1)	1,699.5
Property, plant and equipment, net	—	—	375.4	701.6	—	1,077.0
Intangible assets, net	—	—	29.7	15.9	—	45.6
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	14.3	2.6	42.4	—	59.3
Investments in subsidiaries/intercompany receivables, net	633.9	1,207.4	227.4	99.0	(2,167.7)	—
Total Assets	$633.9	$1,695.7	$1,060.6	$1,696.8	$(2,168.8)	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.4	$122.1	$216.8	$(1.1)	$341.2
Accrued liabilities	—	23.7	67.6	211.1	—	302.4
Deferred income taxes	—	—	—	12.0	—	12.0
Current portion of long-term debt	—	—	—	9.0	—	9.0
Total Current Liabilities	—	27.1	189.7	448.9	(1.1)	664.6
Long-term debt	—	1,028.4	—	190.5	—	1,218.9
Deferred income taxes	—	—	3.9	4.9	—	8.8
Accrued pension benefits	—	—	71.8	186.4	—	258.2
Accrued postretirement benefits	—	—	52.0	—	—	52.0
Other long-term liabilities	—	—	31.5	44.4	—	75.9
Total Long-Term Liabilities	—	1,028.4	159.2	426.2	—	1,613.8
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total equity	633.9	634.5	711.7	821.5	(2,167.7)	633.9
Noncontrolling interest	—	—	—	0.2	—	0.2
Total Liabilities and Equity	$633.9	$1,695.7	$1,060.6	$1,696.8	$(2,168.8)	$2,918.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$510.4	$619.7	$(2.5)	$1,127.6
Cost of sales	—	—	483.8	572.1	(2.5)	1,053.4
Gross profit	—	—	26.6	47.6	—	74.2
Selling, general and administrative expenses	—	0.1	24.1	34.3	—	58.5
Restructuring charges	—	—	1.1	8.4	—	9.5
Gains on derivative financial instruments	—	—	(5.2)	(4.7)	—	(9.9)
Other operating expense, net	—	—	0.3	0.1	—	0.4
Operating (loss) income	—	(0.1)	6.3	9.5	—	15.7
Interest expense, net	—	—	21.9	2.7	—	24.6
Other (income) expense, net	—	—	(0.3)	1.6	—	1.3
Equity in net loss (earnings) of affiliates	11.7	11.6	(0.5)	—	(22.8)	—
(Loss) income before income taxes	(11.7)	(11.7)	(14.8)	5.2	22.8	(10.2)
Provision for income taxes	—	—	—	1.2	—	1.2
Net (loss) income	(11.7)	(11.7)	(14.8)	4.0	22.8	(11.4)
Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net (loss) income attributable to Aleris Corporation	$(11.7)	$(11.7)	$(14.8)	$3.7	$22.8	$(11.7)

Comprehensive (loss) income	$(0.5)	$(0.5)	$(14.5)	$14.7	$0.6	$(0.2)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive (loss) income attributable to Aleris Corporation	$(0.5)	$(0.5)	$(14.5)	$14.4	$0.6	$(0.5)

	For the six months ended June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,018.3	$1,223.6	$(4.2)	$2,237.7
Cost of sales	—	—	959.2	1,119.5	(4.2)	2,074.5
Gross profit	—	—	59.1	104.1	—	163.2
Selling, general and administrative expenses	—	0.1	52.0	67.9	—	120.0
Restructuring charges	—	—	2.2	8.1	—	10.3
Gains on derivative financial instruments	—	—	(13.8)	(5.3)	—	(19.1)
Other operating expense (income), net	—	—	0.4	(0.8)	—	(0.4)
Operating (loss) income	—	(0.1)	18.3	34.2	—	52.4
Interest expense, net	—	—	44.0	1.6	—	45.6
Other (income) expense, net	—	—	(1.1)	0.5	—	(0.6)
Equity in net loss (earnings) of affiliates	0.8	0.7	(1.0)	—	(0.5)	—
(Loss) income before income taxes	(0.8)	(0.8)	(23.6)	32.1	0.5	7.4
Provision for income taxes	—	—	—	7.6	—	7.6
Net (loss) income	(0.8)	(0.8)	(23.6)	24.5	0.5	(0.2)
Net income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Net (loss) income attributable to Aleris Corporation	$(0.8)	$(0.8)	$(23.6)	$23.9	$0.5	$(0.8)

Comprehensive (loss) income	$(6.2)	$(6.2)	$(22.3)	$18.0	$11.1	$(5.6)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Comprehensive (loss) income attributable to Aleris Corporation	$(6.2)	$(6.2)	$(22.3)	$17.4	$11.1	$(6.2)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended June 30, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$550.9	$622.8	$(3.0)	$1,170.7
Cost of sales	—	—	504.6	546.6	(3.0)	1,048.2
Gross profit	—	—	46.3	76.2	—	122.5
Selling, general and administrative expenses	—	—	29.0	35.6	—	64.6
Restructuring charges	—	—	—	0.4	—	0.4
Losses on derivative financial instruments	—	—	0.9	3.2	—	4.1
Other operating expense, net	—	—	0.4	0.4	—	0.8
Operating income	—	—	16.0	36.6	—	52.6
Interest expense, net	—	—	11.0	0.4	—	11.4
Other (income) expense, net	—	—	(1.2)	0.7	—	(0.5)
Equity in net earnings of affiliates	(34.1)	(34.1)	(0.5)	—	68.7	—
Income before income taxes	34.1	34.1	6.7	35.5	(68.7)	41.7
(Benefit from) provision for income taxes	—	—	(0.1)	8.3	—	8.2
Net income	34.1	34.1	6.8	27.2	(68.7)	33.5
Net loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Net income attributable to Aleris Corporation	$34.1	$34.1	$6.8	$27.8	$(68.7)	$34.1

Comprehensive income (loss)	$3.8	$3.8	$5.6	$(1.0)	$(9.0)	$3.2
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Aleris Corporation	$3.8	$3.8	$5.6	$(0.4)	$(9.0)	$3.8

	For the six months ended June 30, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,079.8	$1,238.4	$(7.0)	$2,311.2
Cost of sales	—	—	987.3	1,077.3	(7.0)	2,057.6
Gross profit	—	—	92.5	161.1	—	253.6
Selling, general and administrative expenses	—	—	58.9	69.6	—	128.5
Restructuring charges	—	—	0.1	0.4	—	0.5
Losses (gains) on derivative financial instruments	—	—	3.9	(1.9)	—	2.0
Other operating expense, net	—	—	0.4	0.4	—	0.8
Operating income	—	—	29.2	92.6	—	121.8
Interest expense, net	—	—	21.8	1.3	—	23.1
Other (income) expense, net	—	—	(2.4)	2.0	—	(0.4)
Equity in net earnings of affiliates	(81.7)	(81.7)	(0.9)	—	164.3	—
Income before income taxes	81.7	81.7	10.7	89.3	(164.3)	99.1
Provision for income taxes	—	—	—	18.0	—	18.0
Net income	81.7	81.7	10.7	71.3	(164.3)	81.1
Net loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Net income attributable to Aleris Corporation	$81.7	$81.7	$10.7	$71.9	$(164.3)	$81.7

Comprehensive income	$66.1	$66.1	$10.7	$56.4	$(133.8)	$65.5
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Comprehensive income attributable to Aleris Corporation	$66.1	$66.1	$10.7	$57.0	$(133.8)	$66.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the six months ended June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$315.6	$(74.0)	$33.8	$(12.9)	$(313.3)	$(50.8)
Investing activities
Payments for property, plant and equipment	—	—	(33.8)	(108.4)	—	(142.2)
Other	—	—	—	1.6	—	1.6
Net investment in subsidiaries	—	(81.9)	—	81.9	—	—
Net cash used by investing activities	—	(81.9)	(33.8)	(24.9)	—	(140.6)
Financing activities
Proceeds from China loan facility	—	—	—	4.3	—	4.3
Net payments on other long-term debt	—	—	—	(1.8)	—	(1.8)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Dividend paid	(313.0)	(313.0)	—	—	313.0	(313.0)
Other	(2.6)	(0.2)	—	(0.3)	—	(3.1)
Net cash used by financing activities	(315.6)	(313.2)	—	(6.7)	313.0	(322.5)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net decrease in cash and cash equivalents	—	(469.1)	—	(45.0)	(0.3)	(514.4)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$3.3	$—	$76.6	$(1.4)	$78.5

	For the six months ended June 30, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.5	$(35.9)	$70.9	$0.3	$0.2	$36.0
Investing activities
Payments for property, plant and equipment	—	—	(70.7)	(118.1)	—	(188.8)
Other	—	—	(0.2)	(13.2)	—	(13.4)
Net investment in subsidiaries	—	(15.0)	—	15.0	—	—
Net cash used by investing activities	—	(15.0)	(70.9)	(116.3)	—	(202.2)
Financing activities
Proceeds from China loan facility	—	—	—	64.4	—	64.4
Net proceeds from other long-term debt	—	—	—	2.2	—	2.2
Other	(0.5)	0.2	—	(0.6)	—	(0.9)
Net cash (used) provided by financing activities	(0.5)	0.2	—	66.0	—	65.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net decrease in cash and cash equivalents	—	(50.7)	—	(50.5)	0.2	(101.0)
Cash and cash equivalents at beginning of period	—	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$—	$16.4	$—	$115.2	$(1.2)	$130.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our business, our operating segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2013 and 2012;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2013 and 2012, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three and six months ended June 30, 2013 and 2012.

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
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 41 production facilities worldwide, with 16 production facilities that provide rolled and extruded aluminum products and 25 recycling and specification alloy manufacturing plants. Our 41st production facility is a state-of-the-art aluminum rolling mill in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 70% of our costs of sales for the six months ended June 30, 2013. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2013 and 2012 were $1,834 and $1,978, respectively, which represents a decrease of 7%. Average LME aluminum prices per ton for the six months ended June 30, 2013 and 2012 were $1,918 and $2,078, respectively, which represents a decrease of 8%. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.

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
In addition to analyzing our consolidated operating performance based upon revenues and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization (“EBITDA”), we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment asset amounts have been restated to conform to the current definition of segment assets, which was changed in the first quarter of 2013 to include the assets of Aleris Zhenjiang.
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
Rolled Products North America
Our RPNA segment consists of eight manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous ingot cast and pellet compaction technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Rolled Products North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment metric tons invoiced	100.5	104.9	195.5	202.6

Segment revenues	$323.2	$349.3	$637.4	$674.5
Hedged cost of metal	(197.7)	(221.9)	(395.3)	(427.6)
Favorable metal price lag	(2.0)	(1.4)	(2.1)	(2.4)
Segment commercial margin	$123.5	$126.0	$240.0	$244.5
Segment commercial margin per ton invoiced	$1,229.7	$1,201.2	$1,227.8	$1,206.8

Segment income	$32.7	$34.8	$56.2	$60.8
Favorable metal price lag	(2.0)	(1.4)	(2.1)	(2.4)
Segment Adjusted EBITDA (1)	$30.7	$33.4	$54.0	$58.5
Segment Adjusted EBITDA per ton invoiced	$305.4	$318.3	$276.4	$288.6

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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Rolled Products Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment metric tons invoiced	90.0	71.5	179.5	144.3

Segment revenues	$378.6	$339.1	$747.8	$678.2
Hedged cost of metal	(212.8)	(193.9)	(428.1)	(388.7)
Favorable metal price lag	(4.8)	(2.1)	(9.6)	(3.8)
Segment commercial margin	$161.0	$143.1	$310.1	$285.7
Segment commercial margin per ton invoiced	$1,787.4	$2,001.6	$1,726.7	$1,980.5

Segment income	$39.4	$42.7	$77.9	$83.8
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	(0.2)	(0.1)	(0.5)
Favorable metal price lag	(4.8)	(2.1)	(9.6)	(3.8)
Segment Adjusted EBITDA (1)	$34.5	$40.3	$68.2	$79.4
Segment Adjusted EBITDA per ton invoiced	$383.5	$563.8	$379.7	$550.6

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in Zhenjiang City, Jiangsu Province, China, that will produce value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in the first half of 2013. The mill will continue to incur start-up expenses as we increase volumes to full production. These start-up expenses are tied to non-recurring operating losses expected to be incurred while the mill is ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Revenues for the three and six months ended June 30, 2013 were $5.0 million and $5.7 million, respectively. For the six months ended June 30, 2013, segment loss and segment Adjusted EBITDA each were a loss of $0.3 million. Segment loss and segment Adjusted EBITDA for our RPAP segment exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. Total start-up expenses were $11.1 million and $19.9 million for the three and six months ended June 30, 2013, respectively. Total depreciation expense was $4.9 million and $6.1 million for the three and six months ended June 30, 2013, respectively.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Extrusions	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment metric tons invoiced	18.4	18.1	35.8	36.6

Segment revenues	$94.0	$92.3	$183.0	$187.7
Hedged cost of metal	(49.9)	(51.2)	(99.8)	(104.7)
Favorable metal price lag	(0.7)	(0.7)	(1.3)	(1.1)
Segment commercial margin	$43.4	$40.4	$81.9	$81.9
Segment commercial margin per ton invoiced	$2,356.6	$2,238.3	$2,286.3	$2,238.4

Segment income	$4.5	$4.9	$7.5	$10.9
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	—	—	(0.1)
Favorable metal price lag	(0.7)	(0.7)	(1.3)	(1.1)
Segment Adjusted EBITDA (1)	$3.9	$4.1	$6.3	$9.7
Segment Adjusted EBITDA per ton invoiced	$210.5	$228.1	$174.9	$264.3

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. Our North American recycling business consists of 19 facilities located in the United States, Canada and Mexico. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volumes are sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment buy and sell metric tons invoiced	92.5	98.8	188.1	194.7
Segment toll metric tons invoiced	122.2	126.2	243.8	256.7
Segment metric tons invoiced	214.7	225.0	431.9	451.4

Segment revenues	$234.6	$257.8	$473.0	$513.3
Hedged cost of metal	(162.8)	(182.4)	(331.4)	(359.7)
Segment commercial margin	$71.8	$75.4	$141.6	$153.6
Segment commercial margin per ton invoiced	$334.3	$334.9	$327.9	$340.2

Segment income	$13.0	$14.6	$23.4	$31.3
Segment Adjusted EBITDA	13.0	14.6	23.4	31.3
Segment Adjusted EBITDA per ton invoiced	60.5	64.7	54.2	69.2
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Segment buy and sell metric tons invoiced	49.3	53.6	101.9	103.9
Segment toll metric tons invoiced	44.6	43.3	86.8	96.5
Segment metric tons invoiced	93.9	96.9	188.7	200.4

Segment revenues	$139.6	$159.6	$295.3	$314.0
Hedged cost of metal	(94.9)	(111.8)	(203.7)	(216.1)
Segment commercial margin	$44.7	$47.8	$91.6	$97.9
Segment commercial margin per ton invoiced	$476.0	$493.2	$485.5	$488.4

Segment income	$3.1	$5.9	$6.4	$12.7
Segment Adjusted EBITDA	3.1	5.9	6.4	12.7
Segment Adjusted EBITDA per ton invoiced	33.3	61.1	33.8	63.4
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
Critical Measures of Our Financial Performance
The financial performance of our segments are the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volumes will result in lower per unit costs, while higher invoiced volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we pass through to our customers, we measure the performance of our segments based upon a percentage of and the per ton average “commercial margin” in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), toll fees, product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At June 30, 2013 and December 31, 2012, no cash collateral was posted.
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
In addition to rolling margins and product mix, commercial margins of our rolled products business are impacted by the differences between changes in the prices of primary and scrap aluminum, as well as the availability of scrap aluminum, particularly in our Rolled Products North America segment where aluminum scrap is used more frequently than in our European operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our commercial margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets, such as the LME price of aluminum.
The commercial margins of our recycling and specification alloy operations are impacted by the fees we charge our tolling customers to process their metal and by “metal spreads” which represent the difference between the purchase price of the scrap aluminum we buy and our selling prices. While an aluminum commodity market for scrap exists in Europe, there is no comparable market that is widely-utilized commercially in North America. As a result, scrap prices in North America tend to be determined regionally and are significantly impacted by supply and demand. While scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and can cause unpredictable movements in metal spreads.
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
We estimate third quarter 2013 segment income and Adjusted EBITDA will be in line with the second quarter of 2013 and the third quarter of 2012 levels as a result of increased demand from the higher value-added global automotive market segment and the North American building and construction industry, excluding the impact of a 2012 strike at a competitor, as well as the benefits from our recent selling, general and administrative restructuring initiatives. Given the current LME price of aluminum, we expect scrap spreads in our North American rolled products business will continue to be tight. Weaker demand from the global aerospace industry is also expected over the next several quarters as aircraft manufacturers look to destock current high levels of raw material inventory. As we continue to move through 2013 and into 2014, we expect to continue to see a greater impact from our strategic growth initiatives as we qualify more customers and ramp-up volumes.

Results of Operations
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Revenues for the three months ended June 30, 2013 and 2012 were approximately $1.1 billion and $1.2 billion, respectively. Revenues decreased by approximately $69.0 million as a result of lower aluminum prices and rolling margins during the second quarter of 2013. This decrease was partially offset by an improved mix of products sold during the second quarter of 2013, which more than offset a 1% reduction in overall volume. The decline in volumes was primarily driven by lower specification alloy and recycling demand in North America and Europe as well as a 2012 strike at a competitor, which temporarily increased volumes for rolled products in North America in the second quarter of last year. This decline was partially offset by increased demand from our global aerospace and automotive customers and for European regional plate and sheet products. A weaker U.S. dollar during 2013 also increased revenues by approximately $12.0 million.
Gross profit for the three months ended June 30, 2013 was $74.2 million compared to $122.5 million for the three months ended June 30, 2012. The impact of tighter scrap and metal spreads, resulting from lower aluminum selling prices and higher relative scrap purchase prices, reduced gross profit by approximately $12.0 million. In addition, losses associated with the start-up of production at the Zhenjiang rolling mill and higher depreciation expense associated with increased capital expenditures throughout 2012 reduced gross profit by $9.1 million and $11.9 million, respectively. Metal price lag, excluding realized gains on metal derivative financial instruments, negatively impacted gross profit for the three months ended June 30, 2013 and 2012 by an estimated $12.3 million and $1.2 million, respectively. Lower rolling margins for certain North American and European rolled products also reduced gross profits by approximately $9.0 million. Partially offsetting these decreases were productivity savings of approximately $11.0 million generated by our Aleris Operating System (“AOS”) initiatives, which more than offset approximately $9.0 million of higher costs associated with inflation in employee, energy, paint and freight costs. The impact of an improved mix of products sold during the second quarter of 2013 more than offset lower volumes and increased gross profits by approximately $5.0 million.
SG&A expenses were $58.5 million for the three months ended June 30, 2013 as compared to $64.6 million for the three months ended June 30, 2012. The $6.1 million decrease primarily resulted from recently implemented cost reduction and restructuring initiatives, which decreased employee, travel and professional services costs, as well as lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill. These decreases were partially offset by a $3.1 million increase in depreciation expense.
Restructuring charges, primarily associated with personnel reductions, totaled $9.5 million during the second quarter of 2013. The personnel reductions impacted selected selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. The annual cost savings associated with these reductions is estimated to be $14.0 million.
During the three months ended June 30, 2013 and 2012, we recorded realized gains on derivative financial instruments of $19.9 million and $3.0 million, respectively, and unrealized losses of $10.0 million and $7.1 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our 2013 second quarter results was a $13.2 million increase in interest expense, net due to higher debt levels as a result of the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012 and borrowings under the China Loan Facility (as defined below). Other expense (income) increased $1.8 million primarily due to an increase in currency exchange losses when compared to the prior year period.
The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2013 and 2012:

	For the three months ended
	June 30, 2013	June 30, 2012	Change	% Change
	(dollars in millions)
Revenues	$1,127.6	$1,170.7	$(43.1)	(4)%
Cost of sales	1,053.4	1,048.2	5.2	—
Gross profit	74.2	122.5	(48.3)	(39)
Gross profit as a percentage of revenues	6.6%	10.5%	(3.9)%	(37)
Selling, general and administrative expenses	58.5	64.6	(6.1)	(9)
Restructuring charges	9.5	0.4	9.1	*
(Gains) losses on derivative financial instruments	(9.9)	4.1	(14.0)	*
Other operating expense, net	0.4	0.8	(0.4)	(50)
Operating income	15.7	52.6	(36.9)	(70)
Interest expense, net	24.6	11.4	13.2	116
Other expense (income), net	1.3	(0.5)	1.8	*
(Loss) income before income taxes	(10.2)	41.7	(51.9)	(124)
Provision for income taxes	1.2	8.2	(7.0)	(85)
Net (loss) income	(11.4)	33.5	(44.9)	(134)
Net income (loss) attributable to noncontrolling interest	0.3	(0.6)	0.9	*
Net (loss) income attributable to Aleris Corporation	$(11.7)	$34.1	$(45.8)	(134)%

Total segment income	$92.7	$102.9	$(10.2)	(10)%
Depreciation and amortization	(34.7)	(19.7)	(15.0)	76
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(10.0)	(13.6)	3.6	(26)
Interest expense, net	(24.6)	(11.4)	(13.2)	116
Unallocated losses on derivative financial instruments	(10.0)	(7.4)	(2.6)	35%
Unallocated currency exchange losses	—	(2.5)	2.5	*
Restructuring charges	(9.5)	(0.4)	(9.1)	*
Start-up expenses	(12.0)	(5.3)	(6.7)	*
Other expense, net	(2.1)	(0.9)	(1.2)	*
(Loss) income before income taxes	$(10.2)	$41.7	$(51.9)	(124)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	June 30, 2013	June 30, 2012	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$323.2	$349.3	$(26.1)	(7)%
RPEU	378.6	339.1	39.5	12
RPAP	5.0	—	5.0	*
Extrusions	94.0	92.3	1.7	2
RSAA	234.6	257.8	(23.2)	(9)
RSEU	139.6	159.6	(20.0)	(13)
Intersegment revenues	(47.4)	(27.4)	(20.0)	*
Consolidated revenues	$1,127.6	$1,170.7	$(43.1)	(4)%

Metric tons invoiced:
RPNA	100.5	104.9	(4.4)	(4)%
RPEU	90.0	71.5	18.5	26
RPAP	0.6	—	0.6	*
Extrusions	18.4	18.1	0.3	2
RSAA	214.7	225.0	(10.3)	(5)
RSEU	93.9	96.9	(3.0)	(3)
Intersegment shipments	(17.5)	(9.6)	(7.9)	*
Total metric tons invoiced	500.6	506.8	(6.2)	(1)%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 4% decrease in our consolidated second quarter revenues from 2012 to 2013:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
LME / aluminum pass-through	$(22.0)	(6)%	$(8.0)	(2)%	$(5.0)	(5)%	$(9.0)	(3)%	$(9.0)	(6)%	$(53.0)	(3)%
Commercial price	(3.0)	(1)	(4.0)	(1)	(1.0)	(1)	(5.0)	(3)	(3.0)	(2)	(16.0)	(3)
Volume/Mix	(1.0)	—	25.0	7	6.0	6	(9.0)	(3)	(10.0)	(6)	11.0	1
Currency	—	—	8.0	2	2.0	2	—	—	2.0	1	12.0	1
Acquisition	—	—	19.0	6	—	—	—	—	—	—	19.0	1
Other	(0.1)	*	(0.5)	*	(0.3)	*	(0.2)	*	—	*	(1.1)	—
Total	$(26.1)	(7)%	$39.5	12%	$1.7	2%	$(23.2)	(9)%	$(20.0)	(13)%	$(28.1)	(3)%
RPAP and intersegment revenues											(15.0)	(1)
Total											$(43.1)	(4)%

* Result is not meaningful.
Rolled Products North America Revenues
RPNA revenues for the three months ended June 30, 2013 decreased $26.1 million compared to the three months ended June 30, 2012. This decrease was primarily due to:

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $22.0 million of the decrease in revenues;

▪	continued pressure from common alloy imports decreased revenues by approximately $3.0 million; and

▪
a 4% decrease in shipments offset by a higher value-added mix of products sold. The decrease in volumes was primarily due to the impact of a 2012 strike at a competitor, which temporarily increased volumes during 2012. Excluding the impact the strike, building and construction volumes were down 3% versus the second quarter of 2012.

These decreases were partially offset by a 10% increase in transportation volume as a result of higher build rates of truck trailers and a 4% increase in distribution volume when compared to the second quarter of 2012.
Rolled Products Europe Revenues
RPEU revenues for the three months ended June 30, 2013 increased $39.5 million compared to the three months ended June 30, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in the third quarter of 2012. Shipments from the cast house, which accounted for a 13% increase in the segment’s volumes, increased segment revenues by approximately $19.0 million, of which $2.0 million related to third party sales;

▪
excluding volumes associated with the Voerde cast house and shipments of semi-finished plate and sheet to our Zhenjiang rolling mill, shipments increased 11%, which increased revenues by approximately $20.0 million. The increase in volume was primarily driven by a 13% increase in regional plate and sheet volumes as a result of increased demand in the distribution and building and construction industries, a 6% increase in global aerospace volumes and a 7% increase in automotive volumes; and

▪	a weaker U.S. dollar, which increased revenues by approximately $8.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices, and pricing pressures due to current economic conditions in Europe. The decrease in prices reduced revenues by approximately $12.0 million.
Extrusions Revenues
Extrusions revenues for the three months ended June 30, 2013 increased $1.7 million compared to the three months ended June 30, 2012. This increase was primarily due to a 2% increase in shipment levels and a more favorable mix of products sold which was driven by improved demand from certain automotive and transportation customers. The combination of volume and mix increased revenues by approximately $6.0 million. This increase was partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices and reduced revenues by approximately $5.0 million when compared to the prior year period.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended June 30, 2013 decreased $23.2 million compared to the three months ended June 30, 2012. The decrease was primarily due to the following:

▪	lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $14.0 million; and

▪
a 5% decrease in volumes, which decreased revenues by approximately $9.0 million. The volume decrease was due to lower demand for certain recycled products as well as efforts to eliminate unprofitable volume and limit spot-priced sales in the current tight metal spread environment.

Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended June 30, 2013 decreased $20.0 million compared to the three months ended June 30, 2012. This decrease was primarily due to the following:

▪
a decrease in the selling prices of our products, resulting from an increase in imports of specification alloys from southern Europe, and lower aluminum prices reduced revenues by approximately $12.0 million; and

▪	a 3% decrease in volumes primarily due to the Europe economy and an unprofitable specification alloy spot market, which decreased revenues by approximately $10.0 million.
Segment Income and Gross Profit

For the three months ended June 30, 2013 and 2012, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2013	June 30, 2012	Change	% Change
Segment income:	(in millions)
RPNA	$32.7	$34.8	$(2.1)	(6)%
RPEU	39.4	42.7	(3.3)	(8)
RPAP	—	—	—	*
Extrusions	4.5	4.9	(0.4)	(8)
RSAA	13.0	14.6	(1.6)	(11)
RSEU	3.1	5.9	(2.8)	(47)
Total segment income	92.7	102.9	(10.2)	(10)
Items excluded from segment income and included in gross profit:
Depreciation	(29.6)	(17.7)	(11.9)	67
Start-up expenses	(9.1)	—	(9.1)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	40.3	43.7	(3.4)	(8)
Realized gains on derivative financial instruments	(20.0)	(3.3)	(16.7)	*
Other income, net	(0.1)	(3.1)	3.0	*
Gross profit	$74.2	$122.5	$(48.3)	(39)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the three months ended June 30, 2013 decreased by $2.1 million compared to the three months ended June 30, 2012. This decrease was primarily due to the following:

▪	continued pressure from common alloy imports decreased segment income by approximately $3.0 million; and

▪	tighter scrap spreads due to limited scrap availability, which decreased segment income by approximately $2.0 million.
These decreases were partially offset by:

▪	an improved value-added mix of products sold, which more than offset a 4% reduction in volumes and increased segment income by approximately $3.0 million; and

▪
productivity savings primarily related to improved melt loss recoveries and lower processing costs totaling approximately $5.0 million, which offset approximately $4.0 million of inflation in energy, paint, freight and employee costs, as well as higher operating costs resulting from a fire at our Richmond, Virginia rolling mill.

Rolled Products Europe Segment Income
RPEU segment income for the three months ended June 30, 2013 decreased by $3.3 million compared to the three months ended June 30, 2012. This decrease was primarily due to the following:

▪
pricing pressures due to current economic conditions in Europe, which negatively impacted commercial margins for regional plate and sheet, aerospace, heat exchanger and automotive products and reduced segment income by approximately $5.0 million; and

▪
inflation in employee and energy costs, as well as additional costs incurred resulting from production disruptions encountered at our Koblenz, Germany facility in the manufacture of aerospace sheet, which reduced segment income by approximately $3.0 million.

These decreases were partially offset by:

▪
an 11% increase in volumes, excluding shipments from the Voerde cast house and shipments of semi-finished plate and sheet to our Zhenjiang rolling mill, which increased segment income by approximately $4.0 million; and

▪	favorable metal price lag during the second quarter of 2013 compared to the prior year period, which increased segment income by an estimated $2.7 million.
Extrusions Segment Income
Extrusions segment income for the three months ended June 30, 2013 decreased by $0.4 million compared to the three months ended June 30, 2012 as pricing pressures offset a 2% increase in shipment levels and productivity related savings offset inflation in employee costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended June 30, 2013 decreased by $1.6 million compared to the prior year period. This decrease was primarily due to the following:

▪
the continued tightening of metal spreads as lower aluminum prices drove lower selling prices while scrap demand in excess of supply kept scrap purchase prices high. Tighter metal spreads reduced segment income by approximately $5.0 million; and

▪	a 5% reduction in volumes, which decreased segment income by approximately $1.0 million.
These decreases were partially offset by productivity related savings of approximately $5.0 million associated with furnace and scrap optimization initiatives, which more than offset approximately $1.0 million of inflation in employee and energy costs.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended June 30, 2013 decreased by $2.8 million compared to the prior year period. This decrease was primarily due to a 3% decrease in volumes and tighter metal spreads, which combined to decrease segment income by approximately $4.0 million when compared to the prior year period. This decrease was partially offset by productivity savings which more than offset inflation in employee costs.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $6.1 million compared to the prior year period. The decrease was primarily due to the following:

▪
corporate SG&A expenses decreased $2.7 million compared to the prior year period. This decrease primarily resulted from recently implemented cost reduction and restructuring initiatives, which focused on reducing personnel costs, professional fees and travel costs. Start-up expenses associated with the Zhenjiang rolling mill also decreased $1.8 million. These decreases were partially offset by an increase in depreciation expense of $3.1 million; and

▪	segment SG&A expenses decreased $3.4 million as restructuring initiatives resulted in lower personnel costs.
Restructuring Charges
During the three months ended June 30, 2013, we recorded restructuring charges of $9.5 million, including $8.6 million related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions occurred at three of our operating segments and included charges of $4.5 million, $1.7 million and $0.8 million related to our RPEU, Extrusions and RSEU segments, respectively, as well as $1.5 million of charges associated with personnel reductions at our corporate locations. Cash payments of approximately $1.0 million were made during the three months ended June 30, 2013. No further charges are anticipated related to these reductions.
Gains and Losses on Derivative Financial Instruments

During the three months ended June 30, 2013 and 2012, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	June 30, 2013	June 30, 2012
Realized (gains) losses	(in millions)
Metal	$(19.6)	$(5.8)
Natural gas	(0.3)	2.2
Currency	—	0.6
Unrealized losses (gains)
Metal	8.3	10.9
Natural gas	1.7	(3.2)
Currency	—	(0.6)
Total (gains) losses	$(9.9)	$4.1
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
As discussed in the “ - Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended June 30, 2013, we estimate gross profit was unfavorably impacted from metal price lag by approximately $12.3 million while we experienced metal hedge gains of $19.6 million. The resulting $7.4 million of net metal price lag improved our consolidated operating results in the second quarter of 2013. During the three months ended June 30, 2012, we estimate gross profit was unfavorably impacted from metal price lag by approximately $1.2 million while we experienced metal hedge gains of $5.5 million, including $0.3 million of economic losses not recorded within realized gains as discussed above. The resulting $4.3 million of net metal price lag improved our consolidated operating results in the second quarter of 2012.
Interest Expense, net
Interest expense, net for the three months ended June 30, 2013 increased $13.2 million from the comparable period of 2012 due to higher debt levels as a result of the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012 and borrowings on the China Loan Facility (as defined below).
Provision for Income Taxes
Our effective tax rates were (11.6)% and 19.8% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rates for the three months ended June 30, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension, postretirement and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of June 30, 2013, we have $1.4 million of unrecognized tax benefits. During the three months ended June 30, 2013, the settlement of a previously disclosed audit with a non-U.S. jurisdiction resulted in a reduction to our unrecognized tax benefits of $17.1 million. The majority of the gross unrecognized tax benefits, if recognized, would affect our annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2013, we had approximately $0.6 million of accrued interest related to uncertain tax positions.

The 2005 through 2012 tax years remain open to examination. During the three months ended June 30, 2013, a non-U.S. jurisdiction notified us that it would begin an examination of our tax returns for the tax years ended December 31, 2011, 2010 and 2009.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Revenues for the six months ended June 30, 2013 were approximately $2.2 billion compared to approximately $2.3 billion for the six months ended June 30, 2012. Revenues decreased by approximately $103.0 million as a result of lower aluminum prices and rolling margins. This decrease was partially offset by an improved mix of products sold during the first half of 2013, which more than offset a 2% decrease in volumes. The decline in volumes was primarily driven by lower specification alloy and recycling demand in North America and Europe, partially offset by increased demand for European regional plate and sheet products and transportation and distribution products in North America. The decrease in volume was also due to the impact of a 2012 strike at a competitor, which temporarily increased volumes for rolled products in North America during the first half of 2012. A weaker U.S. dollar during 2013 contributed to an increase in revenues of approximately $18.0 million.
Gross profit for the six months ended June 30, 2013 was $163.2 million compared to $253.6 million for the six months ended June 30, 2012. The impact of tighter scrap and metal spreads, resulting from lower aluminum selling prices and higher relative scrap purchase prices, reduced gross profit by approximately $21.0 million. Lower volumes and rolling margins for certain North American and European rolled products further reduced gross profit by approximately $19.0 million. In addition, losses associated with the start-up of production at the Zhenjiang rolling mill and higher depreciation expense associated with recent capital investments reduced gross profit by $15.7 million and $17.5 million, respectively. Gross profit for the six months ended June 30, 2013 was also negatively impacted by an estimated $5.8 million of unfavorable metal price lag, excluding realized gains on metal derivative financial instruments. For the six months ended June 30, 2012, gross profit was positively impacted by $8.5 million of favorable metal price lag. Partially offsetting these decreases were productivity savings of approximately $20.0 million generated by our AOS initiatives, which offset approximately $20.0 million of higher costs associated with customer claims and inflation in employee, paint, energy and freight costs.
SG&A expenses were $120.0 million for the six months ended June 30, 2013 as compared to $128.5 million for the six months ended June 30, 2012. The $8.5 million decrease primarily resulted from recently implemented cost reduction and restructuring initiatives, which decreased employee, travel and professional services costs. These decreases were partially offset by a $5.3 million increase in depreciation expense.
Restructuring charges, primarily associated with personnel reductions, totaled $10.3 million during the six months ended June 30, 2013. The personnel reductions impacted selected selling, general and administrative positions across the company in an effort to reduce our global cost structure and improve operating results. The annual cost savings associated with these reductions is estimated to be $14.0 million.
During the six months ended June 30, 2013 and 2012, we recorded realized (gains) losses on derivative financial instruments of $(18.8) million and $5.7 million, respectively, and unrealized gains of $0.3 million and $3.8 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our year-to-date results was a $22.5 million increase in interest expense, net due to higher debt levels as a result of the issuance of our $500.0 million aggregate original principal amount of 7 7/8% Senior Notes (as defined below) on October 23, 2012 and borrowings under the China Loan Facility (as defined below).
The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2013 and 2012:

	For the six months ended
	June 30, 2013	June 30, 2012	Change	% Change
	(dollars in millions)
Revenues	$2,237.7	$2,311.2	$(73.5)	(3)%
Cost of sales	2,074.5	2,057.6	16.9	1
Gross profit	163.2	253.6	(90.4)	(36)
Gross profit as a percentage of revenues	7.3%	11.0%	(3.7)%	(34)
Selling, general and administrative expenses	120.0	128.5	(8.5)	(7)
Restructuring charges	10.3	0.5	9.8	*
(Gains) losses on derivative financial instruments	(19.1)	2.0	(21.1)	*
Other operating (income) expense, net	(0.4)	0.8	(1.2)	*
Operating income	52.4	121.8	(69.4)	(57)
Interest expense, net	45.6	23.1	22.5	97
Other income, net	(0.6)	(0.4)	(0.2)	50
Income before income taxes	7.4	99.1	(91.7)	(93)
Provision for income taxes	7.6	18.0	(10.4)	(58)
Net (loss) income	(0.2)	81.1	(81.3)	*
Net income (loss) attributable to noncontrolling interest	0.6	(0.6)	1.2	*
Net (loss) income attributable to Aleris Corporation	$(0.8)	$81.7	$(82.5)	*

Total segment income	$171.1	$199.5	$(28.4)	(14)%
Depreciation and amortization	(61.9)	(39.1)	(22.8)	58
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(21.3)	(29.9)	8.6	(29)
Interest expense, net	(45.6)	(23.1)	(22.5)	97
Unallocated gains on derivative financial instruments	0.2	3.4	(3.2)	(94)
Unallocated currency exchange losses	—	(1.0)	1.0	*
Restructuring charges	(10.3)	(0.5)	(9.8)	*
Start-up expenses	(23.3)	(9.0)	(14.3)	*
Other expense, net	(1.5)	(1.2)	(0.3)	25
Income before income taxes	$7.4	$99.1	$(91.7)	(93)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the six months ended
	June 30, 2013	June 30, 2012	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$637.4	$674.5	$(37.1)	(6)%
RPEU	747.8	678.2	69.6	10
RPAP	5.7	—	5.7	*
Extrusions	183.0	187.7	(4.7)	(3)
RSAA	473.0	513.3	(40.3)	(8)
RSEU	295.3	314.0	(18.7)	(6)
Intersegment revenues	(104.5)	(56.5)	(48.0)	*
Consolidated revenues	$2,237.7	$2,311.2	$(73.5)	(3)%

Metric tons invoiced:
RPNA	195.5	202.6	(7.1)	(4)%
RPEU	179.5	144.3	35.2	24
RPAP	0.7	—	0.7	*
Extrusions	35.8	36.6	(0.8)	(2)
RSAA	431.9	451.4	(19.5)	(4)
RSEU	188.7	200.4	(11.7)	(6)
Intersegment shipments	(36.9)	(18.8)	(18.1)	*
Total metric tons invoiced	995.3	1,016.5	(21.2)	(2)%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 3% decrease in our consolidated first half revenues from 2012 to 2013:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
LME / aluminum pass-through	$(21.0)	(3)%	$(16.0)	(2)%	$(9.0)	(5)%	$(15.0)	(3)%	$(9.0)	(3)%	$(70.0)	(2)%
Commercial price	(5.0)	(1)	(7.0)	(1)	(1.0)	(1)	(15.0)	(3)	(4.0)	(1)	(32.0)	(2)
Volume/Mix	(11.0)	(2)	37.0	5	3.0	2	(10.0)	(2)	(9.0)	(3)	10.0	—
Currency	—	—	11.0	2	2.0	1	—	—	3.0	1	16.0	1
Acquisition	—	—	45.0	6	—	—	—	—	—	—	45.0	2
Other	(0.1)	*	(0.4)	*	0.3	*	(0.3)	*	0.3	*	(0.2)	—
Total	$(37.1)	(6)%	$69.6	10%	$(4.7)	(3)%	$(40.3)	(8)%	$(18.7)	(6)%	$(31.2)	(1)%
RPAP and intersegment revenues											(42.3)	(2)
Total											$(73.5)	(3)%

* Result is not meaningful.
Rolled Products North America Revenues
RPNA revenues for the six months ended June 30, 2013 decreased $37.1 million compared to the six months ended June 30, 2012. This decrease was primarily due to the following:

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $21.0 million of the decrease in revenues;

▪
a 4% decrease in shipments offset by a higher value-added mix of products sold, the combination of which reduced revenue by approximately $11.0 million. The decrease in volumes was primarily due to the impact of a 2012 strike at a competitor, which temporarily increased volumes in the first half of 2012. This decrease was partially offset by an 11% increase in transportation volume as a result of higher build rates of truck trailers and a 4% increase in distribution volume when compared to the prior year period; and

▪	continued pressure from common alloy imports decreased revenues by approximately $5.0 million.
Rolled Products Europe Revenues
RPEU revenues for the six months ended June 30, 2013 increased $69.6 million compared to the six months ended June 30, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in the third quarter of 2012. Shipments from the cast house, which accounted for a 15% increase in the segment’s volumes, increased segment revenues by approximately $45.0 million, of which $8.7 million related to third party sales;

▪
excluding volumes associated with the Voerde cast house and shipments of semi-finished plate and sheet to our Zhenjiang rolling mill, shipments increased 6%, which increased revenues by approximately $19.0 million. The increase in volume was primarily driven by an 11% increase in regional plate and sheet volumes as a result of increased demand in the distribution and building and construction industries; and

▪	a weaker U.S. dollar, which increased revenues by approximately $11.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices, and pricing pressures due to current economic conditions in Europe. The decrease in prices resulting from these items reduced revenues by approximately $23.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the six months ended June 30, 2013 decreased $4.7 million compared to the six months ended June 30, 2012. This decrease was primarily due to lower LME aluminum prices and pricing pressures, which, when combined, reduced the average price of primary aluminum included in our invoiced prices, and accounted for approximately $10.0 million of the reduction in revenues. This decrease was partially offset by the following:
▪a stronger mix of products sold, which offset a 2% decrease in volumes and increased revenues by approximately $3.0 million; and
▪a weaker U.S. dollar, which increased revenues by approximately $2.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the six months ended June 30, 2013 decreased $40.3 million compared to the six months ended June 30, 2012. This decrease was primarily due to the following:

▪	lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $30.0 million; and

▪
a 4% decrease in volumes, which decreased revenues by approximately $10.0 million. The volume decrease was due to lower demand for certain recycled products as well as efforts to eliminate unprofitable volume and limit spot-priced sales in the current tight metal spread environment.

Recycling and Specification Alloys Europe Revenues
RSEU revenues for the six months ended June 30, 2013 decreased $18.7 million as compared to the six months ended June 30, 2012. This decrease was primarily due to the following:

▪
a decrease in the selling prices of our products, resulting from an increase in imports of specification alloys from southern Europe, and lower aluminum prices, which reduced revenues by approximately $13.0 million; and

▪
a 6% overall reduction in volumes caused by customer in-sourcing, temporary production slow downs and a shift towards eliminating unprofitable volume and limiting spot-priced sales in the current tight metal spread environment, the combination of which decreased revenues by approximately $9.0 million.

Segment Income (Loss) and Gross Profit
For the six months ended June 30, 2013 and 2012, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2013	June 30, 2012	Change	% Change
Segment income (loss):	(in millions)
RPNA	$56.2	$60.8	$(4.6)	(8)%
RPEU	77.9	83.8	(5.9)	(7)
RPAP	(0.3)	—	(0.3)	*
Extrusions	7.5	10.9	(3.4)	(31)
RSAA	23.4	31.3	(7.9)	(25)
RSEU	6.4	12.7	(6.3)	(50)
Total segment income	171.1	199.5	(28.4)	(14)
Items excluded from segment income and included in gross profit:
Depreciation	(52.8)	(35.3)	(17.5)	50
Start-up expenses	(15.7)	—	(15.7)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	82.2	85.8	(3.6)	(4)
Realized (gains) losses on derivative financial instruments	(18.9)	5.4	(24.3)	*
Other income, net	(2.7)	(1.8)	(0.9)	50
Gross profit	$163.2	$253.6	$(90.4)	(36)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the six months ended June 30, 2013 decreased by $4.6 million compared to the six months ended June 30, 2012. This decrease was primarily due to the following:

▪	continued pressure from common alloy imports decreased segment income by approximately $5.0 million; and

▪	tighter scrap spreads and increased use of primary aluminum due to limited scrap availability, which decreased segment income by approximately $1.0 million.
These decreases were partially offset by:

▪
productivity savings primarily related to improved melt loss recoveries and lower scrap processing costs totaling approximately $9.0 million, which offset inflation in employee, paint and energy costs, as well as higher operating costs resulting from a fire at our Richmond, Virginia rolling mill; and

▪	an improved mix of products sold, which more than offset a 4% reduction in volumes.
Rolled Products Europe Segment Income
RPEU segment income for the six months ended June 30, 2013 decreased by $5.9 million compared to the six months ended June 30, 2012. This decrease was primarily due to the following:

▪	continued pricing pressures due to current economic conditions in Europe, which reduced segment income by approximately $8.0 million; and

▪
higher costs associated with inflation in energy, employee and freight costs, as well as increased customer claims primarily associated with production disruptions at our Koblenz facility in the manufacture of aerospace sheet. These increased costs were partially offset by productivity savings and resulted in a net reduction to segment income of approximately $8.0 million.

These decreases were partially offset by:

▪	favorable metal price lag in 2013 compared to the prior year period, which increased segment income by an estimated $5.8 million; and

▪
a 6% increase in volumes, excluding volumes associated with the Voerde cast house and shipments of semi-finished plate and sheet to our Zhenjiang rolling mill, which offset an unfavorable change in the mix of products sold.

Extrusions Segment Income
Extrusions segment income for the six months ended June 30, 2013 decreased by $3.4 million compared to the six months ended June 30, 2012. This decrease was primarily due to continued pricing pressures and a 2% decrease in shipment levels, the combination of which reduced segment income by approximately $3.0 million. Higher costs associated with inflation in energy and employee costs were partially offset by productivity related savings.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the six months ended June 30, 2013 decreased by $7.9 million compared to the prior year period. This decrease was primarily due to the following:

▪
the continued tightening of metal spreads as lower aluminum prices drove lower selling prices while scrap demand in excess of supply kept scrap purchase prices high. Tighter metal spreads reduced segment income by approximately $15.0 million; and

▪	a 4% reduction in volumes, which decreased segment income by approximately $2.0 million.
These decreases were partially offset by productivity related savings of approximately $10.0 million associated with furnace and scrap optimization initiatives, which more than offset $2.0 million of inflation.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the six months ended June 30, 2013 decreased by $6.3 million compared to the prior year period. This decrease was primarily due to a 6% decrease in volumes and tighter metal spreads as a result of scrap availability issues and unfavorable pricing due to increased imports from southern Europe, the combination of which decreased segment income by approximately $7.0 million. Productivity savings offset inflation in employee costs.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $8.5 million in the six months ended June 30, 2013 as compared to the prior year period. The decrease was primarily due to the following:

▪
Corporate SG&A expenses decreased $4.9 million as a result of decreases in personnel costs, professional fees and travel costs associated with recently implemented cost reduction and restructuring initiatives. These decreases were partially offset by increases in depreciation expense of $5.3 million; and

▪	Segment SG&A expenses decreased $3.6 million as restructuring initiatives resulted in lower personnel costs.
Restructuring Charges
During the six months ended June 30, 2013, we recorded restructuring charges of $10.3 million, including $8.6 million related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions occurred at three of our operating segments and included charges of $4.5 million, $1.7 million and $0.8 million related to our RPEU, Extrusions and RSEU segments, respectively, as well as $1.5 million of charges associated with personnel reductions at our corporate locations. Cash payments of approximately $1.0 million were made during the six months ended June 30, 2013. No further charges are anticipated related to these reductions.
Gains and Losses on Derivative Financial Instruments
During the six months ended June 30, 2013 and 2012, we recorded the following realized (gains) losses and unrealized (gains) losses on derivative financial instruments:

	For the six months ended
	June 30, 2013	June 30, 2012
Realized (gains) losses	(in millions)
Metal	$(18.7)	$0.6
Natural gas	(0.1)	4.3
Currency	—	0.8
Unrealized (gains) losses
Metal	(0.5)	(1.4)
Natural gas	0.2	(1.8)
Currency	—	(0.5)
Total (gains) losses	$(19.1)	$2.0
During the six months ended June 30, 2013, we estimate that metal price lag negatively impacted gross profit by approximately $5.8 million while we experienced metal hedge gains of $18.7 million. The resulting $12.9 million of net metal price lag improved our consolidated operating results for the six months ended June 30, 2013. During the six months ended June 30, 2012, we estimate that metal price lag favorably impacted gross profit by approximately $8.5 million while we experienced metal hedge losses of $1.1 million, including $0.6 million of economic losses not recorded within realized losses as discussed above. The resulting $7.4 million of net metal price lag improved our consolidated operating results for the first half of 2012.
Interest Expense, net
Interest expense, net for the six months ended June 30, 2013 increased $22.5 million from the comparable period of 2012. The increase in interest expense is due to higher debt levels as a result of the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012 and borrowings on the China Loan Facility (as defined below).
Provision for Income Taxes
Our effective tax rates were 102.3% and 18.2% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension, postretirement and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of June 30, 2013, we have $1.4 million of unrecognized tax benefits. During the six months ended June 30, 2013, the settlement of a previously disclosed audit with a non-U.S. jurisdiction resulted in a reduction to our unrecognized tax benefits of $17.1 million. The majority of the gross unrecognized tax benefits, if recognized, would affect our annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2013, we had approximately $0.6 million of accrued interest related to uncertain tax positions.

The 2005 through 2012 tax years remain open to examination. During the six months ended June 30, 2013, a non-U.S. jurisdiction notified us that it would begin an examination of our tax returns for the tax years ended December 31, 2011, 2010 and 2009.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	For the six months ended
	June 30, 2013	June 30, 2012
Net cash (used) provided by:	(in millions)
Operating activities	$(50.8)	$36.0
Investing activities	(140.6)	(202.2)
Financing activities	(322.5)	65.7
Cash Flows from Operating Activities
Cash flows used by operating activities were $50.8 million for the six months ended June 30, 2013, which resulted from a $122.2 million increase in net operating assets, partially offset by $71.5 million of cash from earnings. The significant components of the change in net operating assets included increases of $112.1 million, $24.3 million and $53.0 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volumes across most segments when compared to December 2012. Our days sales outstanding (“DSO”) at June 30, 2013 remained consistent with the DSO at December 31, 2012, however, revenues in the month of June 2013 were approximately $94.1 million higher than the month of December 2012, leading to an increase in accounts receivable. The commencement of operations at the Zhenjiang rolling mill during the first half of 2013 led to increased inventory levels and drove a $24.3 million use of operating cash. The increase in accounts payables resulted from increased average inventory levels in connection with the additional sales volume during the first half of 2013.
Cash flows provided by operating activities were $36.0 million for the six months ended June 30, 2012, which resulted from $132.4 million of cash from earnings, partially offset by a $96.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $97.6 million, $52.8 million and $69.8 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volumes across most segments, which more than offset the impact of lower aluminum prices.
Cash Flows from Investing Activities

Cash flows used by investing activities were $140.6 million for the six months ended June 30, 2013 and included $142.2 million of capital expenditures, primarily associated with the Zhenjiang rolling mill and the wide auto body sheet expansion project in Duffel, Belgium.
Cash flows used by investing activities were $202.2 million for the six months ended June 30, 2012 and included $188.8 million of capital expenditures and a €10.0 million advance payment and loan to acquire certain aluminum casting assets from Voerde Aluminium GmbH, a subsidiary of BaseMet B.V. Capital expenditures during the period included $75.0 million of spending on the Zhenjiang rolling mill and other strategic spending, including the wide auto body sheet expansion project in Duffel, Belgium, the coatings project in Ashville, Ohio and furnace upgrades and scrap optimization initiatives within our RSAA segment.
Cash Flows from Financing Activities
Cash flows used by financing activities were $322.5 million for the six months ended June 30, 2013, which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in our Zhenjiang rolling mill pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
Cash flows provided by financing activities for the six months ended June 30, 2012 included $64.4 million of net proceeds from the China Loan Facility (as defined below).
ABL Facility
The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of June 30, 2013, we estimate that the borrowing base would have supported borrowings of $531.0 million. After giving effect to the outstanding letters of credit of $39.4 million, Aleris International had $491.6 million available for borrowing as of June 30, 2013.
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
As of June 30, 2013, Aleris International had no amounts outstanding under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of June 30, 2013.
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
Exchangeable Notes
In connection with Aleris International’s emergence from bankruptcy, it issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and are scheduled to mature on June 1, 2020. The Exchangeable Notes are exchangeable for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of three dividends in 2011 and one dividend in 2013). The Exchangeable Notes may currently be redeemed at Aleris International’s option.
China Loan Facility
Aleris Zhenjiang maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $160.9 million) term loan facility (collectively referred to as the “Term Loan Facilities”) and an RMB 410.0 million (or equivalent to approximately $66.4 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Revolving Facility” or “Zhenjiang Revolver”). In March 2013, the Revolving Facility was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.7 million) to RMB 410.0 million (or equivalent to $66.4 million). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Revolving Facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2013, the full amount ($191.5 million) of the Term Loan Facilities was drawn. The initial draw on the Revolving Facility in the amount of $4.3 million occurred during the second quarter of 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2013. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, unrealized gains and losses on derivative financial instruments, restructuring items, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after the Emergence Date and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a per segment basis.
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

For the three and six months ended June 30, 2013 and 2012, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash (used) provided by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Adjusted EBITDA	$78.0	$89.7	$142.5	$170.2
Unrealized (losses) gains on derivative financial instruments	(10.0)	(7.1)	0.3	3.8
Impact of recording assets at fair value through fresh-start and purchase accounting	—	0.3	0.1	0.6
Restructuring charges	(9.5)	(0.4)	(10.3)	(0.5)
Unallocated currency exchange gains (losses) on debt	0.3	(3.0)	(0.2)	(1.3)
Stock-based compensation expense	(2.7)	(2.8)	(5.4)	(5.3)
Start-up expenses	(12.0)	(5.3)	(23.3)	(9.0)
Favorable metal price lag	7.4	4.3	12.9	7.4
Other	(2.7)	(2.3)	(2.3)	(4.0)
EBITDA	48.8	73.4	114.3	161.9
Interest expense, net	(24.6)	(11.4)	(45.6)	(23.1)
Provision for income taxes	(1.2)	(8.2)	(7.6)	(18.0)
Depreciation and amortization	(34.7)	(19.7)	(61.9)	(39.1)
Net (loss) income attributable to Aleris Corporation	(11.7)	34.1	(0.8)	81.7
Net income (loss) attributable to noncontrolling interest	0.3	(0.6)	0.6	(0.6)
Net (loss) income	(11.4)	33.5	(0.2)	81.1
Depreciation and amortization	34.7	19.7	61.9	39.1
Provision for deferred income taxes	0.8	3.7	1.8	6.9
Stock-based compensation expense	2.7	2.8	5.4	5.3
Unrealized losses (gains) on derivative financial instruments	10.0	7.1	(0.3)	(3.8)
Currency exchange (gains) losses on debt	(0.8)	2.5	(0.4)	0.8
Amortization of debt issuance costs	1.9	1.5	3.9	3.1
Other non-cash charges (gains), net	1.5	0.4	(0.7)	(0.2)
Change in operating assets and liabilities:
Change in accounts receivable	(6.6)	14.7	(112.1)	(97.6)
Change in inventories	(10.1)	(15.6)	(24.3)	(52.8)
Change in other assets	(3.1)	(2.9)	(15.1)	(1.7)
Change in accounts payable	0.8	(30.9)	53.0	69.8
Change in accrued liabilities	(15.6)	25.7	(23.7)	(14.0)
Net cash provided (used) by operating activities	$4.8	$62.2	$(50.8)	$36.0
For the six months ended June 30, 2013 and 2012, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Revenues	$1,127.6	$1,170.7	$2,237.7	$2,311.2
Hedged cost of metal	(675.8)	(733.4)	(1,359.9)	(1,439.6)
Favorable metal price lag	(7.4)	(4.3)	(12.9)	(7.4)
Commercial margin	$444.4	$433.0	$864.9	$864.2
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 5, 2013 for the year ended December 31, 2012. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2013.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2013.
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

▪
the cyclical nature of the aluminum industry, material adverse changes in the aluminum industry or our end-use segments, such as global and regional supply and demand conditions for aluminum and aluminum products, and changes in our customers’ industries;

▪	our ability to fulfill our substantial capital investment requirements;

▪	variability in general economic conditions on a global or regional basis;

▪	our ability to retain the services of certain members of our management;

▪
our ability to enter into effective metal, natural gas and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals, especially London Metal Exchange-based aluminum prices;

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

▪
our levels of indebtedness and debt service obligations, including changes in our credit ratings, material increases in our cost of borrowing or the failure of financial institutions to fulfill their commitments to us under committed credit facilities;

▪	our ability to access credit or capital markets;

▪	the possibility that we may incur additional indebtedness in the future; and

▪	limitations on operating our business as a result of covenant restrictions under our indebtedness.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2013 and December 31, 2012, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
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
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2013 and December 31, 2012, we had 2.0 trillion and 2.2 trillion, respectively, of British thermal unit forward buy contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2013 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2013:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(2.5)	$(7.2)
Natural gas	(0.9)	(0.7)
The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 12, “Derivative and Other Financial Instruments,” to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q.
Currency Exchange Risks
The construction of the Zhenjiang rolling mill increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while the source of funding was the U.S. dollar and RMB denominated China Loan Facility. Equity contributions were primarily made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the U.S. dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated

Statements of Comprehensive (Loss) Income. These call option contracts covered periods consistent with known or expected exposures during 2012. As of June 30, 2013 and December 31, 2012, Aleris Zhenjiang had no euro call option contracts.
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
Interest Rate Risks
As of June 30, 2013, approximately 80% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2013, Aleris International had no borrowings under the ABL Facility and Aleris Zhenjiang had $195.8 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ALERIS CORPORATION

Date:	August 1, 2013	By:	/s/ SEAN M. STACK
		Name:	Sean M. Stack
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)