Form 10-Q
period 2013-09-30
Aleris Corp
filed 2013-11-07
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,216,263 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2013.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	September 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$71.3	$592.9
Accounts receivable (net of allowances of $11.7 and $8.1 at September 30, 2013 and December 31, 2012, respectively)	456.7	384.0
Inventories	724.3	683.4
Deferred income taxes	12.9	12.9
Prepaid expenses and other current assets	25.4	26.3
Total Current Assets	1,290.6	1,699.5
Property, plant and equipment, net	1,128.4	1,077.0
Intangible assets, net	44.0	45.6
Deferred income taxes	36.8	36.8
Other long-term assets	66.8	59.3
Total Assets	$2,566.6	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$359.5	$341.2
Accrued liabilities	217.3	302.4
Deferred income taxes	12.0	12.0
Current portion of long-term debt	12.9	9.0
Total Current Liabilities	601.7	664.6
Long-term debt	1,225.4	1,218.9
Deferred income taxes	9.9	8.8
Accrued pension benefits	255.3	258.2
Accrued postretirement benefits	49.8	52.0
Other long-term liabilities	75.0	75.9
Total Long-Term Liabilities	1,615.4	1,613.8
Redeemable noncontrolling interest	5.6	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,216,263 and 31,097,272 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	399.1	573.9
Retained (deficit) earnings	(18.5)	122.1
Accumulated other comprehensive loss	(37.4)	(62.4)
Total Aleris Corporation Equity	343.5	633.9
Noncontrolling interest	0.4	0.2
Total Equity	343.9	634.1
Total Liabilities and Equity	$2,566.6	$2,918.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$1,073.4	$1,081.0	$3,311.1	$3,392.2
Cost of sales	992.7	960.8	3,067.1	3,018.4
Gross profit	80.7	120.2	244.0	373.8
Selling, general and administrative expenses	56.4	66.5	176.4	195.0
Restructuring charges	1.0	0.6	11.4	1.1
(Gains) losses on derivative financial instruments	(2.3)	1.3	(21.4)	3.3
Other operating expense, net	0.8	0.2	0.4	1.0
Operating income	24.8	51.6	77.2	173.4
Interest expense, net	26.2	10.7	71.8	33.8
Other expense, net	4.4	0.9	3.7	0.4
(Loss) income before income taxes	(5.8)	40.0	1.7	139.2
Provision for income taxes	1.3	7.5	9.0	25.6
Net (loss) income	(7.1)	32.5	(7.3)	113.6
Net income (loss) attributable to noncontrolling interest	0.2	(0.3)	0.8	(0.9)
Net (loss) income attributable to Aleris Corporation	$(7.3)	$32.8	$(8.1)	$114.5

Comprehensive income	$23.3	$44.5	$17.7	$109.9
Comprehensive income (loss) attributable to noncontrolling interest	0.2	(0.3)	0.8	(1.0)
Comprehensive income attributable to Aleris Corporation	$23.1	$44.8	$16.9	$110.9

Net (loss) income available to common stockholders	$(7.4)	$30.2	$(8.4)	$111.2
Basic (loss) earnings per share	$(0.24)	$0.97	$(0.27)	$3.58
Diluted (loss) earnings per share	$(0.24)	$0.91	$(0.27)	$3.33
Dividend declared per common share	$—	$—	$10.00	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the nine months ended
	September 30,
	2013	2012
Operating activities
Net (loss) income	$(7.3)	$113.6
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	93.3	59.2
Provision for deferred income taxes	1.1	8.3
Stock-based compensation expense	11.2	8.1
Unrealized losses (gains) on derivative financial instruments	2.9	(3.2)
Currency exchange losses on debt	2.4	0.5
Amortization of debt issuance costs	5.8	4.7
Other	(3.2)	(1.1)
Changes in operating assets and liabilities:
Change in accounts receivable	(68.1)	(97.4)
Change in inventories	(31.9)	(41.5)
Change in other assets	(12.9)	(7.7)
Change in accounts payable	28.2	69.6
Change in accrued liabilities	(38.8)	(21.1)
Net cash (used) provided by operating activities	(17.3)	92.0
Investing activities
Payments for property, plant and equipment	(182.8)	(285.5)
Purchase of a business	—	(21.5)
Other	1.3	(0.2)
Net cash used by investing activities	(181.5)	(307.2)
Financing activities
Proceeds from the ABL facility	20.4	—
Payments on the ABL facility	(20.4)	—
Proceeds from the Zhenjiang term loans	0.2	88.5
Proceeds from the Zhenjiang revolver	4.1	—
Net (payments on) proceeds from other long-term debt	(2.8)	2.0
Redemption of noncontrolling interest	(8.9)	—
Dividend paid	(313.0)	—
Other	(3.9)	(1.8)
Net cash (used) provided by financing activities	(324.3)	88.7
Effect of exchange rate differences on cash and cash equivalents	1.5	0.9
Net decrease in cash and cash equivalents	(521.6)	(125.6)
Cash and cash equivalents at beginning of period	592.9	231.4
Cash and cash equivalents at end of period	$71.3	$105.8

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
2. INVENTORIES
The components of our “Inventories” as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Finished goods	$198.1	$183.8
Raw materials	265.6	279.4
Work in process	232.3	196.2
Supplies	28.3	24.0
Total inventories	$724.3	$683.4
3. LONG-TERM DEBT
Our debt as of September 30, 2013 and December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
ABL facility	$—	$—
7 5/8% senior notes due 2018, net of discount of $6.2 and $7.3 at September 30, 2013 and December 31, 2012, respectively	493.8	492.7
7 7/8% senior notes due 2020, net of discount of $7.7 and $8.6 at September 30, 2013 and December 31, 2012, respectively	492.3	491.4
Exchangeable notes, net of discount of $0.7 and $0.8 at September 30, 2013 and December 31, 2012, respectively	44.1	44.2
Zhenjiang term loans, net of discount of $1.1 and $1.3 at September 30, 2013 and December 31, 2012, respectively	191.5	186.8
Zhenjiang revolver, net of discount of $0.2 at September 30, 2013	3.9	—
Other	12.7	12.8
Total debt	1,238.3	1,227.9
Less: Current portion of long-term debt	12.9	9.0
Total long-term debt	$1,225.4	$1,218.9
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
Our reserves for environmental remediation liabilities totaled $33.4 and $34.2 at September 30, 2013 and December 31, 2012, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at September 30, 2013 and December 31, 2012, $5.9 and $6.5, respectively, are indemnified by Corus Group Ltd.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. Our total asset retirement obligations were $12.7 and $14.6 at September 30, 2013 and December 31, 2012, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.
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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
On April 30, 2013, we paid a cash dividend of $10.00 per share, or approximately $313.0, pro rata, to our stockholders of record as of April 19, 2013. The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the nine months ended September 30, 2013:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2013	$633.9	$0.2	$634.1	$5.7
Net (loss) income	(8.1)	0.8	(7.3)	—
Other comprehensive income	25.0	—	25.0	—
Stock-based compensation	11.2	—	11.2	—
Dividend paid	(313.0)	—	(313.0)	—
Repurchase of shares	(3.0)	—	(3.0)	—
Modification of stock options resulting in liability classification	(2.4)	—	(2.4)	—
Other	(0.1)	(0.6)	(0.7)	(0.1)
Total equity at September 30, 2013	$343.5	$0.4	$343.9	$5.6

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
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2013	31,097,272
Issuance associated with options exercised	69,794
Issuance associated with vested restricted stock units	39,297
Issuance upon conversion of exchangeable notes	9,900
Balance at September 30, 2013	31,216,263
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the nine months ended September 30, 2013:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2013	$12.6	$(75.0)	$(62.4)
Current period currency translation adjustments	20.2	(0.9)	19.3
Amortization of net actuarial losses, including recognition of settlement loss	—	2.7	2.7
Deferred tax expense on pension and other postretirement liability adjustments	—	0.2	0.2
Recognition of net actuarial gains	—	2.8	2.8
Balance at September 30, 2013	$32.8	$(70.2)	$(37.4)
A summary of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses, including recognition of settlement loss, before tax	$(2.7)	(a)
Deferred tax expense on pension and other postretirement liability adjustments	(0.2)
Losses reclassified into earnings, net of tax	$(2.9)
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
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive Income:

Three months ended September 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$293.0	$329.6	$3.7	$88.3	$230.2	$128.6		$1,073.4
Intersegment revenues	0.6	26.6	4.2	1.8	2.3	6.0	$(41.5)	—
Total revenues	$293.6	$356.2	$7.9	$90.1	$232.5	$134.6	$(41.5)	$1,073.4
Segment income	$21.5	$37.1	$—	$4.3	$15.7	$3.7		$82.3

Three months ended September 30, 2012	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$328.5	$312.4	$—	$87.6	$216.4	$136.1		$1,081.0
Intersegment revenues	0.3	18.2	—	1.5	2.7	6.7	$(29.4)	—
Total revenues	$328.8	$330.6	$—	$89.1	$219.1	$142.8	$(29.4)	$1,081.0
Segment income	$30.3	$42.6	$—	$5.6	$9.2	$4.7		$92.4

Nine months ended September 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$929.5	$1,003.7	$6.3	$267.0	$700.2	$404.4		$3,311.1
Intersegment revenues	1.6	100.4	7.4	6.1	5.3	25.4	$(146.2)	—
Total revenues	$931.1	$1,104.1	$13.7	$273.1	$705.5	$429.8	$(146.2)	$3,311.1
Segment income (loss)	$77.6	$114.9	$(0.2)	$11.9	$39.1	$10.1		$253.4

Nine months ended September 30, 2012	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$1,001.7	$961.7	$—	$270.2	$726.4	$432.2		$3,392.2
Intersegment revenues	1.6	47.0	—	6.5	6.0	24.6	$(85.7)	—
Total revenues	$1,003.3	$1,008.7	$—	$276.7	$732.4	$456.8	$(85.7)	$3,392.2
Segment income	$91.2	$126.4	$—	$16.5	$40.4	$17.4		$291.9
The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive Income:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Total segment income	$82.3	$92.4	$253.4	$291.9
Unallocated amounts:
Depreciation and amortization	(31.4)	(20.0)	(93.3)	(59.2)
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(14.8)	(12.9)	(36.1)	(42.7)
Restructuring charges	(1.0)	(0.6)	(11.4)	(1.1)
Interest expense, net	(26.2)	(10.7)	(71.8)	(33.8)
Unallocated (losses) gains on derivative financial instruments	(3.2)	(0.7)	(3.0)	2.8
Unallocated currency exchange (losses) gains	(2.7)	0.7	(2.7)	(0.2)
Start-up expenses	(7.6)	(7.9)	(31.0)	(16.9)
Other expense, net	(1.2)	(0.3)	(2.4)	(1.6)
(Loss) income before income taxes	$(5.8)	$40.0	$1.7	$139.2
The following table shows our reportable segment assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets
RPNA	$577.5	$566.0
RPEU	725.7	681.3
RPAP	437.8	351.4
Extrusions	151.0	133.1
RSAA	299.9	287.6
RSEU	177.8	175.3
Unallocated assets	196.9	723.5
Total consolidated assets	$2,566.6	$2,918.2
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
On April 30, 2013, we paid a cash dividend of $10.00 per share, or approximately $313.0, pro rata, to our stockholders of record as of April 19, 2013 out of the cash on hand. As provided in the 2010 Equity Plan, the Board of Directors approved the necessary actions to effectuate an equitable option adjustment to (i) increase the number of shares underlying each option outstanding as of the dividend record date (April 19, 2013) and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividend paid. The option adjustments did not result in incremental compensation costs.
During the nine months ended September 30, 2013, we granted 311,604 stock options (after adjustment for the April 2013 dividend) to certain members of our senior management, of which 293,257 were granted to our chief executive officer and vested immediately upon grant. During the nine months ended September 30, 2013, we also granted 131,368 restricted stock units to a non-employee director and certain members of our senior management (of which 119,868 were granted to our chief executive officer on September 15, 2013). We recorded compensation expense associated with stock options, restricted stock units and restricted shares of $5.8 and $11.2 during the three and nine months ended September 30, 2013, respectively, and $2.8 and $8.1 during the three and nine months ended September 30, 2012, respectively.
On September 15, 2013, we canceled 293,257 vested stock options that were previously granted and held by our chief executive officer in exchange for a cash payment of $4.4, subject to forfeiture if certain future service requirements are not

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

satisfied. This transaction was accounted for as a modification resulting in liability classification of the stock options immediately prior to cash settlement. Approximately $2.0 of incremental stock-based compensation expense will be recognized associated with the modification over the next three years, which represents the fair value of the modified liability award.
9. INCOME TAXES
Our effective tax rates were (23.9)% and 541.6% for the three and nine months ended September 30, 2013, respectively, and 18.9% and 18.4% for the three and nine months ended September 30, 2012, respectively. The effective tax rates for the three and nine months ended September 30, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2013, we had $1.4 of unrecognized tax benefits. In the second quarter of 2013, the settlement of a previously disclosed audit with a non-U.S. jurisdiction resulted in a reduction to our unrecognized tax benefits of $17.1. The majority of the gross unrecognized tax benefits, if recognized, would affect our annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income. As of September 30, 2013, we had approximately $0.1 of accrued interest related to uncertain tax positions.
The 2005 through 2012 tax years remain open to examination. During the second quarter of 2013, a non-U.S. jurisdiction notified us that it would begin an examination of our tax returns for tax years ended December 31, 2011, 2010 and 2009.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$0.9	$0.7	$2.7	$2.2
Interest cost	1.6	1.8	4.9	5.4
Amortization of net actuarial losses	0.3	0.1	1.0	0.3
Expected return on plan assets	(2.3)	(2.1)	(7.0)	(6.3)
Settlement loss	0.2	—	0.2	—
Net periodic benefit expense	$0.7	$0.5	$1.8	$1.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	European pension benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$1.0	$0.6	$3.0	$1.9
Interest cost	1.7	1.8	5.2	5.3
Amortization of net actuarial losses	0.4	—	1.2	—
Expected return on plan assets	—	—	(0.1)	—
Net periodic benefit expense	$3.1	$2.4	$9.3	$7.2
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$0.1	$—	$0.2	$—
Interest cost	0.4	0.6	1.3	1.8
Amortization of net actuarial losses	0.1	0.1	0.3	0.3
Net postretirement benefit expense	$0.6	$0.7	$1.8	$2.1
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At September 30, 2013 and December 31, 2012, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of September 30, 2013 and December 31, 2012, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	September 30, 2013		December 31, 2012
Derivatives by type	Asset	Liability	Asset	Liability
Metal	$11.5	$(17.6)	$15.7	$(18.8)
Natural gas	—	(0.7)	—	(0.6)
Total	11.5	(18.3)	15.7	(19.4)
Effect of counterparty netting	(10.8)	10.8	(12.5)	12.5
Net derivatives as classified in the balance sheet	$0.7	$(7.5)	$3.2	$(6.9)
     The fair value of our derivative financial instruments at September 30, 2013 and December 31, 2012 are recorded in the Consolidated Balance Sheet as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Asset Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Metal	Prepaid expenses and other current assets	$0.6	$2.8
	Other long-term assets	0.1	0.4
Total		$0.7	$3.2

Liability Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Metal	Accrued liabilities	$5.4	$5.8
	Other long-term liabilities	1.4	0.5
Natural gas	Accrued liabilities	0.7	0.6
Total		$7.5	$6.9
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and the level in the fair value hierarchy:

	Fair value measurements at September 30, 2013 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$11.5	$—	$11.5	$—
Derivative liabilities	(18.3)	—	(18.3)	—
Net derivative liabilities	$(6.8)	$—	$(6.8)	$—

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
Both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive Income. Realized (gains) losses on derivative financial instruments totaled the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Metal	$(6.1)	$(0.9)	$(24.8)	$(0.3)
Natural gas	0.6	1.2	0.5	5.5
Currency	—	0.5	—	1.3
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2013 and December 31, 2012, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2013, we had 3.0 trillion and 0.7 trillion of British thermal unit forward buy and sell contracts, respectively. As December 31, 2012, we had 2.2 trillion of British thermal unit forward buy contracts.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Currency Exchange Hedging
The construction of our aluminum rolling mill in China (the “Zhenjiang rolling mill”) increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while Aleris Zhenjiang’s source of funding was the U.S. dollar and Renminbi denominated China loan facility. A portion of the equity contributions were made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated Statements of Comprehensive Income. These call option contracts covered periods consistent with known or expected exposures during 2012. As of September 30, 2013 and December 31, 2012, Aleris Zhenjiang had no euro call option contracts.
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
 Other Financial Instruments
The carrying amount and fair values of our other financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$71.3	$71.3	$592.9	$592.9
ABL facility	—	—	—	—
Exchangeable notes	44.1	89.2	44.2	103.4
7 5/8% senior notes	493.8	525.0	492.7	507.5
7 7/8% senior notes	492.3	521.3	491.4	502.5
Zhenjiang term loans	191.5	192.6	186.8	188.1
Zhenjiang revolver	3.9	4.1	—	—
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of September 30, 2013 and December 31, 2012:

	Fair value measurements at September 30, 2013 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$71.3	$71.3	$—	$—
Exchangeable notes	89.2	—	—	89.2
7 5/8% senior notes	525.0	525.0	—	—
7 7/8% senior notes	521.3	521.3	—	—
Zhenjiang term loans	192.6	—	—	192.6
Zhenjiang revolver	4.1	—	—	4.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	Fair value measurements at December 31, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$592.9	$592.9	$—	$—
Exchangeable notes	103.4	—	—	103.4
7 5/8% senior notes	507.5	507.5	—	—
7 7/8% senior notes	502.5	502.5	—	—
Zhenjiang term loans	188.1	—	—	188.1
The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.0% as of September 30, 2013 and 1.3% as of December 31, 2012 and expected equity volatility of 55%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the China loan facility approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. EARNINGS PER SHARE
Basic earnings per share was computed using the two-class method by dividing net (loss) income available to common stockholders, after deducting undistributed earnings allocated to participating securities, by the average number of shares of our common stock outstanding during the period. Pursuant to the two-class method, all earnings, whether distributed or undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Our restricted stock units and restricted shares have nonforfeitable rights to dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock, and, therefore, meet the definition of a participating security. Diluted earnings per share was computed by giving effect to all potentially dilutive securities that were outstanding. The following table summarizes basic and diluted earnings per share:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income attributable to Aleris Corporation	$(7.3)	$32.8	$(8.1)	$114.5
Less: Preferred stock dividend (paid or unpaid)	(0.1)	(0.1)	(0.3)	(0.3)
Less: Undistributed earnings allocated to participating securities	—	(0.2)	—	(0.7)
Less: Redemption value adjustments to redeemable noncontrolling interest	—	(2.3)	—	(2.3)
Net (loss) income available to common stockholders - Basic	(7.4)	30.2	(8.4)	111.2
Add: Interest on exchangeable notes	—	0.7	—	2.1
Add: Preferred stock dividend (paid or unpaid)	—	0.1	—	0.3
Add: Undistributed earnings allocated to participating securities	—	0.2	—	0.7
Less: Undistributed earnings reallocated to participating securities	—	(0.2)	—	(0.7)
Net (loss) income available to common stockholders - Diluted	$(7.4)	$31.0	$(8.4)	$113.6

Average shares of common stock outstanding	31.2	31.1	31.2	31.0
Dilutive effect of:
Stock options	—	0.7	—	0.7
Redeemable preferred stock	—	0.2	—	0.2
Exchangeable notes	—	2.1	—	2.1
Average dilutive shares of common stock outstanding	31.2	34.1	31.2	34.0

Basic (loss) earnings per share	$(0.24)	$0.97	$(0.27)	$3.58
Diluted (loss) earnings per share	$(0.24)	$0.91	$(0.27)	$3.33

The effect of certain stock options were excluded from the computations of the weighted average dilutive shares outstanding as inclusion would have resulted in antidilution. The exchangeable notes, redeemable preferred stock, restricted stock units and restricted shares were excluded from the computations of the weighted average dilutive shares outstanding for the three and nine months ended September 30, 2013 as inclusion would have resulted in antidilution. Additionally, restricted stock units and restricted shares were excluded from the computation of weighted average dilutive shares outstanding for the three and nine months ended September 30, 2012 as they were considered participating securities. A summary of these stock options, restricted stock units, restricted shares, exchangeable notes and redeemable preferred stock as of September 30, 2013 and 2012 is shown below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Number of stock options	3.3	0.2	3.3	0.2
Weighted average exercise price	$24.33	$47.69	$24.33	$47.69
Restricted stock units and restricted shares	0.2	0.2	0.2	0.2
Weighted average grant date fair value	$35.38	$32.22	$35.38	$32.22
Number of shares issuable upon conversion of exchangeable notes	2.7	—	2.1	—
Number of shares issuable upon conversion of redeemable preferred stock	0.3	—	0.2	—
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of September 30, 2013 and December 31, 2012. The condensed consolidating statements of comprehensive income (loss) are presented for the three and nine months ended September 30, 2013 and 2012. The condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2013 and 2012.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$10.6	$—	$61.5	$(0.8)	$71.3
Accounts receivable, net	—	—	156.6	300.1	—	456.7
Inventories	—	—	286.7	437.6	—	724.3
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	0.5	12.5	12.4	—	25.4
Total Current Assets	—	11.1	459.7	820.6	(0.8)	1,290.6
Property, plant and equipment, net	—	—	364.8	763.6	—	1,128.4
Intangible assets, net	—	—	28.1	15.9	—	44.0
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	13.4	3.0	50.4	—	66.8
Investments in subsidiaries/intercompany receivables, net	343.5	1,381.1	199.0	280.0	(2,203.6)	—
Total Assets	$343.5	$1,405.6	$1,054.6	$1,967.3	$(2,204.4)	$2,566.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$0.6	$149.4	$210.3	$(0.8)	$359.5
Accrued liabilities	—	22.5	63.6	131.2	—	217.3
Deferred income taxes	—	—	—	12.0	—	12.0
Current portion of long-term debt	—	—	—	12.9	—	12.9
Total Current Liabilities	—	23.1	213.0	366.4	(0.8)	601.7
Long-term debt	—	1,030.2	—	195.2	—	1,225.4
Deferred income taxes	—	—	3.9	6.0	—	9.9
Accrued pension benefits	—	—	61.5	193.8	—	255.3
Accrued postretirement benefits	—	—	49.8	—	—	49.8
Other long-term liabilities	—	—	31.6	43.4	—	75.0
Total Long-Term Liabilities	—	1,030.2	146.8	438.4	—	1,615.4
Redeemable noncontrolling interest	—	5.6	—	—	—	5.6
Total equity	343.5	346.7	694.8	1,162.1	(2,203.6)	343.5
Noncontrolling interest	—	—	—	0.4	—	0.4
Total Liabilities and Equity	$343.5	$1,405.6	$1,054.6	$1,967.3	$(2,204.4)	$2,566.6

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$476.4	$599.0	$(2.0)	$1,073.4
Cost of sales	—	—	447.6	547.1	(2.0)	992.7
Gross profit	—	—	28.8	51.9	—	80.7
Selling, general and administrative expenses	—	0.1	28.6	27.7	—	56.4
Restructuring charges	—	—	0.8	0.2	—	1.0
Losses (gains) on derivative financial instruments	—	—	0.5	(2.8)	—	(2.3)
Other operating expense, net	—	—	0.6	0.2	—	0.8
Operating (loss) income	—	(0.1)	(1.7)	26.6	—	24.8
Interest expense, net	—	—	22.5	3.7	—	26.2
Other (income) expense, net	—	—	(0.6)	5.0	—	4.4
Equity in net loss (earnings) of affiliates	7.3	7.2	(8.1)	—	(6.4)	—
(Loss) income before income taxes	(7.3)	(7.3)	(15.5)	17.9	6.4	(5.8)
Provision for income taxes	—	—	—	1.3	—	1.3
Net (loss) income	(7.3)	(7.3)	(15.5)	16.6	6.4	(7.1)
Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net (loss) income attributable to Aleris Corporation	$(7.3)	$(7.3)	$(15.5)	$16.4	$6.4	$(7.3)

Comprehensive income (loss)	$23.1	$23.1	$(12.8)	$43.7	$(53.8)	$23.3
Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive income (loss) attributable to Aleris Corporation	$23.1	$23.1	$(12.8)	$43.5	$(53.8)	$23.1

	For the nine months ended September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,494.7	$1,822.6	$(6.2)	$3,311.1
Cost of sales	—	—	1,406.7	1,666.6	(6.2)	3,067.1
Gross profit	—	—	88.0	156.0	—	244.0
Selling, general and administrative expenses	—	0.2	80.6	95.6	—	176.4
Restructuring charges	—	—	3.1	8.3	—	11.4
Gains on derivative financial instruments	—	—	(13.3)	(8.1)	—	(21.4)
Other operating expense (income), net	—	—	1.0	(0.6)	—	0.4
Operating (loss) income	—	(0.2)	16.6	60.8	—	77.2
Interest expense, net	—	—	66.4	5.4	—	71.8
Other (income) expense, net	—	—	(1.7)	5.4	—	3.7
Equity in net loss (earnings) of affiliates	8.1	7.9	(9.1)	—	(6.9)	—
(Loss) income before income taxes	(8.1)	(8.1)	(39.0)	50.0	6.9	1.7
Provision for income taxes	—	—	—	9.0	—	9.0
Net (loss) income	(8.1)	(8.1)	(39.0)	41.0	6.9	(7.3)
Net income attributable to noncontrolling interest	—	—	—	0.8	—	0.8
Net (loss) income attributable to Aleris Corporation	$(8.1)	$(8.1)	$(39.0)	$40.2	$6.9	$(8.1)

Comprehensive income (loss)	$16.9	$16.9	$(35.0)	$61.6	$(42.7)	$17.7
Comprehensive income attributable to noncontrolling interest	—	—	—	0.8	—	0.8
Comprehensive income (loss) attributable to Aleris Corporation	$16.9	$16.9	$(35.0)	$60.8	$(42.7)	$16.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended September 30, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$499.8	$582.2	$(1.0)	$1,081.0
Cost of sales	—	—	456.7	505.1	(1.0)	960.8
Gross profit	—	—	43.1	77.1	—	120.2
Selling, general and administrative expenses	—	0.1	30.3	36.1	—	66.5
Restructuring charges	—	—	—	0.6	—	0.6
Losses on derivative financial instruments	—	—	0.3	1.0	—	1.3
Other operating expense (income), net	—	—	0.4	(0.2)	—	0.2
Operating (loss) income	—	(0.1)	12.1	39.6	—	51.6
Interest expense, net	—	—	10.7	—	—	10.7
Other (income) expense, net	—	—	(1.2)	2.1	—	0.9
Equity in net earnings of affiliates	(32.8)	(32.4)	(0.6)	—	65.8	—
Income before income taxes	32.8	32.3	3.2	37.5	(65.8)	40.0
(Benefit from) provision for income taxes	—	(0.5)	—	8.0	—	7.5
Net income	32.8	32.8	3.2	29.5	(65.8)	32.5
Net loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Net income attributable to Aleris Corporation	$32.8	$32.8	$3.2	$29.8	$(65.8)	$32.8

Comprehensive income	$44.8	$44.8	$3.8	$40.6	$(89.5)	$44.5
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to Aleris Corporation	$44.8	$44.8	$3.8	$40.9	$(89.5)	$44.8

	For the nine months ended September 30, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,579.5	$1,820.7	$(8.0)	$3,392.2
Cost of sales	—	—	1,444.0	1,582.4	(8.0)	3,018.4
Gross profit	—	—	135.5	238.3	—	373.8
Selling, general and administrative expenses	—	0.2	91.3	103.5	—	195.0
Restructuring charges	—	—	0.1	1.0	—	1.1
Losses (gains) on derivative financial instruments	—	—	4.3	(1.0)	—	3.3
Other operating expense, net	—	—	0.9	0.1	—	1.0
Operating (loss) income	—	(0.2)	38.9	134.7	—	173.4
Interest expense, net	—	—	32.6	1.2	—	33.8
Other (income) expense, net	—	—	(3.7)	4.1	—	0.4
Equity in net earnings of affiliates	(114.5)	(114.2)	(1.5)	—	230.2	—
Income before income taxes	114.5	114.0	11.5	129.4	(230.2)	139.2
(Benefit from) provision for income taxes	—	(0.5)	—	26.1	—	25.6
Net income	114.5	114.5	11.5	103.3	(230.2)	113.6
Net loss attributable to noncontrolling interest	—	—	—	(0.9)	—	(0.9)
Net income attributable to Aleris Corporation	$114.5	$114.5	$11.5	$104.2	$(230.2)	$114.5

Comprehensive income	$110.9	$110.9	$12.1	$99.5	$(223.5)	$109.9
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.0)	—	(1.0)
Comprehensive income attributable to Aleris Corporation	$110.9	$110.9	$12.1	$100.5	$(223.5)	$110.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the nine months ended September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$316.0	$132.5	$40.9	$(194.0)	$(312.7)	$(17.3)
Investing activities
Payments for property, plant and equipment	—	—	(50.2)	(132.6)	—	(182.8)
Other	—	—	(0.3)	1.6	—	1.3
Net investment in subsidiaries	—	(280.8)	9.6	271.2	—	—
Net cash (used) provided by investing activities	—	(280.8)	(40.9)	140.2	—	(181.5)
Financing activities
Proceeds from the ABL facility	—	10.3	—	10.1	—	20.4
Payments on the ABL facility	—	(10.3)	—	(10.1)	—	(20.4)
Proceeds from Zhenjiang term loans	—	—	—	0.2	—	0.2
Proceeds from Zhenjiang revolver	—	—	—	4.1	—	4.1
Net payments on other long-term debt	—	—	—	(2.8)	—	(2.8)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Dividend paid	(313.0)	(313.0)	—	—	313.0	(313.0)
Other	(3.0)	(0.5)	—	(0.4)	—	(3.9)
Net cash (used) provided by financing activities	(316.0)	(313.5)	—	(7.8)	313.0	(324.3)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	1.5	—	1.5
Net decrease in cash and cash equivalents	—	(461.8)	—	(60.1)	0.3	(521.6)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$10.6	$—	$61.5	$(0.8)	$71.3

	For the nine months ended September 30, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.8	$(37.6)	$97.3	$30.1	$1.4	$92.0
Investing activities
Payments for property, plant and equipment	—	—	(96.9)	(188.6)	—	(285.5)
Purchase of a business	—	—	—	(21.5)	—	(21.5)
Other	—	—	(0.4)	0.2	—	(0.2)
Net investment in subsidiaries	—	(29.3)	—	29.3	—	—
Net cash used by investing activities	—	(29.3)	(97.3)	(180.6)	—	(307.2)
Financing activities
Proceeds from Zhenjiang term loans	—	—	—	88.5	—	88.5
Net proceeds from other long-term debt	—	—	—	2.0	—	2.0
Other	(0.8)	(0.2)	—	(0.8)	—	(1.8)
Net cash (used) provided by financing activities	(0.8)	(0.2)	—	89.7	—	88.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	0.9	—	0.9
Net decrease in cash and cash equivalents	—	(67.1)	—	(59.9)	1.4	(125.6)
Cash and cash equivalents at beginning of period	—	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$—	$—	$—	$105.8	$—	$105.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our business, our operating segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and nine months ended September 30, 2013 and 2012;

▪
Liquidity and Capital Resources - an analysis and discussion of our cash flows for the nine months ended September 30, 2013 and 2012, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three and nine months ended September 30, 2013 and 2012.

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
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 40 production facilities worldwide, with 16 production facilities that provide rolled and extruded aluminum products and 24 recycling and specification alloy manufacturing plants. Our 40th production facility is a state-of-the-art aluminum rolling mill in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 70% of our costs of sales for the nine months ended September 30, 2013. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended September 30, 2013 and 2012 were $1,781 and $1,918, respectively, which represents a decrease of 7%. Average LME aluminum prices per ton for the nine months ended September 30, 2013 and 2012 were $1,872 and $2,025, respectively, which represents a decrease of 8%. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
As a result of utilizing LME aluminum prices to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 85% of our global rolled products sales for the year ended December 31, 2012 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we utilize derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Rolled Products North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	91.2	102.2	286.7	304.8

Segment revenues	$293.6	$328.8	$931.1	$1,003.3
Hedged cost of metal	(180.9)	(204.6)	(576.4)	(632.2)
Favorable metal price lag	(1.2)	(0.6)	(3.2)	(3.0)
Segment commercial margin	$111.5	$123.6	$351.5	$368.1
Segment commercial margin per ton invoiced	$1,222.5	$1,209.6	$1,226.1	$1,207.7

Segment income	$21.5	$30.3	$77.6	$91.2
Favorable metal price lag	(1.2)	(0.6)	(3.2)	(3.0)
Segment Adjusted EBITDA (1)	$20.4	$29.7	$74.4	$88.2
Segment Adjusted EBITDA per ton invoiced	$223.4	$290.7	$259.5	$289.3

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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Rolled Products Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	84.6	78.5	264.1	222.8

Segment revenues	$356.2	$330.6	$1,104.1	$1,008.7
Hedged cost of metal	(202.2)	(179.3)	(630.6)	(567.9)
Favorable metal price lag	(4.0)	(2.6)	(13.5)	(6.4)
Segment commercial margin	$150.0	$148.7	$460.0	$434.4
Segment commercial margin per ton invoiced	$1,773.1	$1,894.4	$1,741.5	$1,950.2

Segment income	$37.1	$42.6	$114.9	$126.4
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	(0.2)	(0.1)	(0.7)
Favorable metal price lag	(4.0)	(2.6)	(13.5)	(6.4)
Segment Adjusted EBITDA (1)	$33.1	$39.8	$101.3	$119.3
Segment Adjusted EBITDA per ton invoiced	$391.6	$507.4	$383.5	$535.4

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in Zhenjiang City, Jiangsu Province, China, that will produce value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in the beginning of 2013. The mill will continue to incur start-up expenses as we increase volume to full production. These start-up expenses are tied to non-recurring operating losses expected to be incurred while the mill is ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Revenues for the three and nine months ended September 30, 2013 were $7.9 million and $13.7 million, respectively. For the nine months ended September 30, 2013, segment loss and segment Adjusted EBITDA were both losses of $0.2 million. Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. Total start-up expenses were $6.9 million and $26.8 million for the three and nine months ended September 30, 2013, respectively. Total depreciation expense was $5.6 million and $11.6 million for the three and nine months ended September 30, 2013, respectively.
Extrusions
Our Extrusions segment produces soft and hard alloy extruded aluminum profiles targeted at high demand end-uses. Our extruded aluminum products are used for the aerospace, automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Extrusions	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	17.4	16.8	53.2	53.4

Segment revenues	$90.1	$89.1	$273.1	$276.7
Hedged cost of metal	(48.8)	(47.7)	(148.6)	(152.2)
Favorable metal price lag	—	(1.5)	(1.3)	(2.7)
Segment commercial margin	$41.3	$39.9	$123.2	$121.8
Segment commercial margin per ton invoiced	$2,369.9	$2,371.9	$2,313.6	$2,280.4

Segment income	$4.3	$5.6	$11.9	$16.5
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	—	—	(0.1)
Favorable metal price lag	—	(1.5)	(1.3)	(2.7)
Segment Adjusted EBITDA (1)	$4.3	$4.1	$10.6	$13.8
Segment Adjusted EBITDA per ton invoiced	$248.7	$243.7	$199.0	$257.8

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. Our North American recycling business consists of 18 facilities located in the United States, Canada and Mexico. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to automotive, consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volume are sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	95.5	90.5	283.6	285.2
Segment toll metric tons invoiced	120.6	120.6	364.4	377.4
Segment metric tons invoiced	216.1	211.1	648.0	662.6

Segment revenues	$232.5	$219.1	$705.5	$732.4
Hedged cost of metal	(156.6)	(149.4)	(487.9)	(509.1)
Segment commercial margin	$75.9	$69.7	$217.6	$223.3
Segment commercial margin per ton invoiced	$351.5	$330.0	$335.7	$336.9

Segment income	$15.7	$9.2	$39.1	$40.4
Segment Adjusted EBITDA	15.7	9.2	39.1	40.4
Segment Adjusted EBITDA per ton invoiced	72.8	43.4	60.4	61.0
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	47.2	51.2	149.0	155.1
Segment toll metric tons invoiced	42.8	44.3	129.7	140.8
Segment metric tons invoiced	90.0	95.5	278.7	295.9

Segment revenues	$134.6	$142.8	$429.8	$456.8
Hedged cost of metal	(90.0)	(98.6)	(293.6)	(314.7)
Segment commercial margin	$44.6	$44.2	$136.2	$142.1
Segment commercial margin per ton invoiced	$495.1	$463.2	$488.6	$480.2

Segment income	$3.7	$4.7	$10.1	$17.4
Segment Adjusted EBITDA	3.7	4.7	10.1	17.4
Segment Adjusted EBITDA per ton invoiced	41.2	49.2	36.2	58.8
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
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volume will result in lower per unit costs, while higher invoiced volume will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of and the per ton average “commercial margin” in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), toll fees, product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At September 30, 2013 and December 31, 2012, no cash collateral was posted.

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
Revenues and margin percentages for our recycling and specification alloy operations are subject to fluctuations based upon the percentage of customer-owned metric tons tolled or processed. Increased processing under such tolling agreements results in lower revenues and generally also results in higher gross profit margins and net income margins. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our metric tons able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements.
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
We estimate fourth quarter 2013 segment income and Adjusted EBITDA will be lower than the third quarter of 2013 due to normal seasonality and lower than the fourth quarter of 2012 as a result of customer destocking due to excess aerospace plate inventory and general economic uncertainty going into the fiscal year-end. Weaker demand from the global aerospace industry is expected over the next few quarters as aircraft manufacturers continue to look to destock current high levels of raw material inventory. In addition, given the current LME price of aluminum, we expect scrap spreads in our North American rolled products business will continue to be tight. However, we expect metal spreads for specification alloys in North America will be consistent with the third quarter of 2013 and higher than the fourth quarter of 2012. Automotive demand and volume is also expected to improve in the fourth quarter of 2013. Capital expenditures during the fourth quarter of 2013 are expected to be lower than the fourth quarter of 2012 as we return to more normalized levels, and we have revised our 2013 annual capital expenditures target to $250 million. As we continue to move through 2013 and into 2014, we expect to continue to see a greater impact from our strategic growth initiatives as we qualify more customers and ramp-up volume.
Results of Operations
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenues for the three months ended September 30, 2013 decreased $7.6 million when compared to the prior year period. Lower aluminum prices, volume and rolling margins decreased revenues by approximately $42.0 million. The 2% reduction in overall volume was primarily driven by lower demand for building and construction products in North America and lower recycling and specification alloy demand in Europe. This decline was partially offset by shipments from the Zhenjiang rolling mill as well as increased demand from our automotive customers in North America and for rolled and extruded products from our automotive customers in Europe. In addition, the weaker U.S. dollar increased revenues by approximately $26.0 million.
Gross profit for the three months ended September 30, 2013 was $80.7 million compared to $120.2 million for the three months ended September 30, 2012. The impact of tighter rolled products scrap spreads, which resulted from lower aluminum selling prices and higher relative scrap purchase prices, reduced gross profit by approximately $6.0 million. Lower rolling margins for certain rolled products in North America and Europe and lower overall volume each reduced gross profit by approximately $3.0 million. Higher costs associated with inflation in employee, energy, paint and freight costs also reduced gross profits by approximately $10.0 million, more than offsetting approximately $2.0 million of productivity related savings. In addition, losses associated with the start-up of production at the Zhenjiang rolling mill and higher depreciation expense associated with increased capital expenditures throughout 2012 reduced gross profit by $5.0 million and $8.8 million, respectively. Metal price lag, excluding realized gains on metal derivative financial instruments, negatively impacted gross profit for the three months ended September 30, 2013 by an estimated $0.9 million, while it positively impacted gross profit for the three months ended September 30, 2012 by $4.0 million. These decreases were partially offset by improved recycling and specification alloy metal spreads in North America, which increased gross profit by approximately $3.0 million.
SG&A expenses were $56.4 million for the three months ended September 30, 2013 as compared to $66.5 million for the three months ended September 30, 2012. The $10.1 million decrease primarily resulted from cost reduction and restructuring initiatives, which decreased employee, travel and professional services costs by approximately $10.3 million, as well as lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill of approximately $4.8 million. These decreases were partially offset by a $3.0 million increase in stock-based compensation expense due to the accelerated vesting conditions for certain stock options granted during the third quarter of 2013 and a $2.6 million increase in depreciation expense.
During the three months ended September 30, 2013 and 2012, we recorded realized (gains) losses on derivative financial instruments of $(5.4) million and $0.8 million, respectively, and unrealized losses of $3.2 million and $0.5 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our 2013 third quarter results was a $15.5 million increase in net interest expense due to the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012, increased borrowings under the China Loan Facility (as defined below) and decreased capitalized interest when compared to the third quarter of 2012. Other expense increased $3.5 million primarily due to an increase in currency exchange losses when compared to the prior year period.
The following table presents key financial and operating data on a consolidated basis for the three months ended September 30, 2013 and 2012:

	For the three months ended
	September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Revenues	$1,073.4	$1,081.0	$(7.6)	(1)%
Cost of sales	992.7	960.8	31.9	3
Gross profit	80.7	120.2	(39.5)	(33)
Gross profit as a percentage of revenues	7.5%	11.1%	(3.6)%	(32)
Selling, general and administrative expenses	56.4	66.5	(10.1)	(15)
Restructuring charges	1.0	0.6	0.4	*
(Gains) losses on derivative financial instruments	(2.3)	1.3	(3.6)	*
Other operating expense, net	0.8	0.2	0.6	300
Operating income	24.8	51.6	(26.8)	(52)
Interest expense, net	26.2	10.7	15.5	145
Other expense, net	4.4	0.9	3.5	*
(Loss) income before income taxes	(5.8)	40.0	(45.8)	(115)
Provision for income taxes	1.3	7.5	(6.2)	(83)
Net (loss) income	(7.1)	32.5	(39.6)	(122)
Net income (loss) attributable to noncontrolling interest	0.2	(0.3)	0.5	*
Net (loss) income attributable to Aleris Corporation	$(7.3)	$32.8	$(40.1)	(122)%

Total segment income	$82.3	$92.4	$(10.1)	(11)%
Depreciation and amortization	(31.4)	(20.0)	(11.4)	57
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(14.8)	(12.9)	(1.9)	15
Interest expense, net	(26.2)	(10.7)	(15.5)	145
Unallocated losses on derivative financial instruments	(3.2)	(0.7)	(2.5)	357%
Unallocated currency exchange (losses) gains	(2.7)	0.7	(3.4)	*
Restructuring charges	(1.0)	(0.6)	(0.4)	*
Start-up expenses	(7.6)	(7.9)	0.3	*
Other expense, net	(1.2)	(0.3)	(0.9)	*
(Loss) income before income taxes	$(5.8)	$40.0	$(45.8)	(115)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	September 30,
	2013	2012	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$293.6	$328.8	$(35.2)	(11)%
RPEU	356.2	330.6	25.6	8
RPAP	7.9	—	7.9	*
Extrusions	90.1	89.1	1.0	1
RSAA	232.5	219.1	13.4	6
RSEU	134.6	142.8	(8.2)	(6)
Intersegment revenues	(41.5)	(29.4)	(12.1)	*
Consolidated revenues	$1,073.4	$1,081.0	$(7.6)	(1)%

Metric tons invoiced:
RPNA	91.2	102.2	(11.0)	(11)%
RPEU	84.6	78.5	6.1	8
RPAP	1.9	—	1.9	*
Extrusions	17.4	16.8	0.6	4
RSAA	216.1	211.1	5.0	2
RSEU	90.0	95.5	(5.5)	(6)
Intersegment shipments	(15.4)	(10.9)	(4.5)	*
Total metric tons invoiced	485.7	493.2	(7.5)	(2)%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 1% decrease in our consolidated third quarter revenues from 2012 to 2013:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
LME / aluminum pass-through	$(8.0)	(2)%	$(8.0)	(2)%	$(4.0)	(4)%	$5.0	2%	$(6.0)	(5)%	$(21.0)	(2)%
Commercial price	(2.0)	(1)	(2.0)	(1)	(1.0)	(1)	2.0	1	1.0	1	(2.0)	—
Volume/Mix	(25.0)	(8)	4.0	1	1.0	1	7.0	3	(12.0)	(8)	(25.0)	(2)
Currency	—	—	12.0	4	5.0	5	—	—	9.0	6	26.0	2
Acquisition	—	—	19.0	6	—	—	—	—	—	—	19.0	1
Other	(0.2)	*	0.6	*	—	*	(0.6)	*	(0.2)	*	(0.4)	—
Total	$(35.2)	(11)%	$25.6	8%	$1.0	1%	$13.4	6%	$(8.2)	(6)%	$(3.4)	(1)%
RPAP and intersegment revenues											(4.2)
Total											$(7.6)	(1)%

* Result is not meaningful.
Rolled Products North America Revenues
RPNA revenues for the three months ended September 30, 2013 decreased $35.2 million compared to the three months ended September 30, 2012. This decrease was primarily due to:

▪
an 11% decrease in shipments, which reduced revenues by approximately $25.0 million. Building and construction volume declined 22% versus the third quarter of 2012 due to customer destocking and a 2012 strike at a competitor, which temporarily increased volume during 2012. Excluding the impact of the strike, total building and construction volume was down 14% versus the third quarter of 2012.

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $8.0 million of the decrease in revenues; and

▪	continued pressure from common alloy imports decreased revenues by approximately $2.0 million.
Rolled Products Europe Revenues
RPEU revenues for the three months ended September 30, 2013 increased $25.6 million compared to the three months ended September 30, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in August 2012, which accounted for a 7% increase in the segment’s volume, increased segment revenues by approximately $19.0 million, of which $6.8 million related to third party sales;

▪
excluding volume associated with the Voerde cast house, revenues increased $4.0 million due to a 1% increase in volume. The increase in revenue was primarily due to increased demand from automotive and heat exchanger customers, partially offset by lower demand for regional plate and sheet as a result of decreased demand from distribution and building and construction customers. Global aerospace volume was also 3% lower impacted by customer destocking; and

▪	a weaker U.S. dollar, which increased revenues by approximately $12.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices, and pricing pressures due to current economic conditions in Europe. The decrease in prices reduced revenues by approximately $10.0 million.
Extrusions Revenues
Extrusions revenues for the three months ended September 30, 2013 increased $1.0 million compared to the three months ended September 30, 2012 due to the following:

▪
volume increased 4% due to higher demand from automotive and aerospace customers, which offset the impact that the continued weakness in the European economy had on demand for building and construction and engineered products; and

▪	a weaker U.S. dollar, which increased revenues by approximately $5.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices when compared to the prior year period, and reduced revenues by approximately $4.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended September 30, 2013 increased $13.4 million compared to the three months ended September 30, 2012. The increase was primarily due to the following:

▪
a 2% increase in volume, coupled with an improved mix of buy and sell volume, increased revenues by approximately $7.0 million. The volume increase was primarily driven by improved demand for specification alloys from the North American automotive industry; and

▪	higher specification alloy selling prices, which increased revenues by approximately $7.0 million.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended September 30, 2013 decreased $8.2 million compared to the three months ended September 30, 2012. This decrease was primarily due to the following:

▪	a 6% decrease in volume primarily due to limited scrap availability, which impacted revenues by approximately $12.0 million; and

▪	lower aluminum prices, which reduced revenues by approximately $5.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $9.0 million.
Segment Income and Gross Profit

For the three months ended September 30, 2013 and 2012, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	September 30,
	2013	2012	Change	% Change
Segment income:	(in millions)
RPNA	$21.5	$30.3	$(8.8)	(29)%
RPEU	37.1	42.6	(5.5)	(13)
RPAP	—	—	—	*
Extrusions	4.3	5.6	(1.3)	(23)
RSAA	15.7	9.2	6.5	71
RSEU	3.7	4.7	(1.0)	(21)
Total segment income	82.3	92.4	(10.1)	(11)
Items excluded from segment income and included in gross profit:
Depreciation	(27.0)	(18.2)	(8.8)	48
Start-up expenses	(5.0)	—	(5.0)	*
Other	(0.9)	—	(0.9)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	34.1	43.9	(9.8)	(22)
Realized (gains) losses on derivative financial instruments	(5.5)	0.6	(6.1)	*
Other expense, net	2.7	1.5	1.2	*
Gross profit	$80.7	$120.2	$(39.5)	(33)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the three months ended September 30, 2013 decreased by $8.8 million compared to the three months ended September 30, 2012. This decrease was primarily due to the following:

▪	an 11% reduction in volume, which resulted in a reduction of segment income of approximately $4.0 million;

▪	tighter scrap spreads and increased use of primary aluminum due to limited scrap availability and lower LME prices, which decreased segment income by approximately $3.0 million;

▪	continued pressure from common alloy imports, which decreased segment income by approximately $2.0 million; and

▪
higher costs associated with inflation in energy, paint, freight and employee costs, as well as additional costs incurred during the start-up of our wide coating facility in Ashville, Ohio were substantially offset by productivity related savings.

Rolled Products Europe Segment Income
RPEU segment income for the three months ended September 30, 2013 decreased by $5.5 million compared to the three months ended September 30, 2012. This decrease was primarily due to the following:

▪	higher costs for purchased slabs and hardeners, as well as increased use of primary aluminum due to low scrap availability, which decreased margins by approximately $3.0 million;

▪
unfavorable currency movements decreased segment income by approximately $2.0 million. A weaker U.S. dollar during the third quarter of 2013 reduced margins on the segment’s U.S. dollar-based aerospace and heat exchanger business and more than offset the positive impact on the translation of the segment’s results; and

▪
inflation in employee, freight and energy costs and production issues were substantially offset by productivity related savings, resulting in a net reduction in segment income of approximately $1.0 million.

Extrusions Segment Income

Extrusions segment income for the three months ended September 30, 2013 decreased by $1.3 million compared to the three months ended September 30, 2012 as pricing pressures offset an increase in shipment levels and inflation offset productivity related savings. Unfavorable change in metal price lag decreased segment income by an estimated $1.5 million compared to the prior year period.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended September 30, 2013 increased by $6.5 million compared to the prior year period. This increase was primarily due to the following:

▪	improved demand and a better mix of buy and sell volume increased segment income by approximately $3.0 million;

▪
improved metal spreads increased segment income by approximately $2.0 million. Scrap purchase prices moderated as more stringent import regulations on scrap sold into China improved scrap flow in North America; and

▪
productivity related savings of approximately $4.0 million associated with furnace and scrap optimization initiatives, as well as reduced SG&A spending, which more than offset approximately $2.0 million of higher costs associated with inflation in employee and energy costs.

Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended September 30, 2013 decreased by $1.0 million compared to the prior year period. The decrease was primarily due to a 6% decrease in volume, which decreased segment income by approximately $2.0 million. This decrease was partially offset by improved metal spreads, which increased segment income by approximately $1.0 million. Productivity related savings offset higher costs associated with inflation in employee costs.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $10.1 million compared to the prior year period. The decrease was primarily due to the following:

▪
segment SG&A expenses decreased $9.8 million compared to the prior year period. The decrease primarily resulted from cost reduction and restructuring initiatives, which focused on reducing personnel costs and travel costs; and

▪
corporate SG&A expenses remained consistent in the aggregate when compared to the prior year period. The cost reduction and restructuring initiatives, which focused on reducing personnel costs, professional fees and travel costs resulted in approximately $1.4 million of cost savings. In addition, start-up expenses associated with the Zhenjiang rolling mill decreased by approximately $4.8 million. These decreases were offset by a $3.0 million increase in stock-based compensation expense and a $1.9 million increase in depreciation expense. The increase in stock-based compensation was primarily due to the accelerated vesting conditions for certain stock options granted to our chief executive officer during the third quarter of 2013.

Gains and Losses on Derivative Financial Instruments
During the three months ended September 30, 2013 and 2012, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	September 30,
	2013	2012
Realized (gains) losses	(in millions)
Metal	$(6.1)	$(0.9)
Natural gas	0.6	1.2
Currency	—	0.5
Unrealized losses (gains)
Metal	3.4	2.9
Natural gas	(0.2)	(1.9)
Currency	—	(0.5)
Total (gains) losses	$(2.3)	$1.3

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
As discussed in the “ - Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended September 30, 2013, we estimate gross profit was negatively impacted from metal price lag by approximately $0.9 million while we experienced metal hedge gains of $6.1 million. The resulting $5.1 million of net metal price lag improved our consolidated operating results in the third quarter of 2013. During the three months ended September 30, 2012, we estimate gross profit was favorably impacted from metal price lag by approximately $4.0 million while we experienced metal hedge gains of $0.7 million, including $0.2 million of economic losses not recorded within realized gains as discussed above. The resulting $4.7 million of net metal price lag improved our consolidated operating results in the third quarter of 2012.
Interest Expense, net
Interest expense, net for the three months ended September 30, 2013 increased $15.5 million from the comparable period of 2012 due to the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012, increased borrowings under the China Loan Facility (as defined below) and decreased capitalized interest when compared to the third quarter of 2012.
Provision for Income Taxes
Our effective tax rates were (23.9)% and 18.9% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rates for the three months ended September 30, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2013, we have $1.4 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income. As of September 30, 2013, we had approximately $0.1 million of accrued interest related to uncertain tax positions.
The 2005 through 2012 tax years remain open to examination.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenues for the nine months ended September 30, 2013 were approximately $3.3 billion compared to approximately $3.4 billion for the nine months ended September 30, 2012. Lower aluminum prices and rolling margins decreased revenues by approximately $126.0 million. In addition, a 2% decrease in volume resulted in a decrease in revenues of approximately $15.0 million. The decrease in volume was primarily driven by lower building and construction demand in North America due to the impact of a 2012 strike at a competitor, which temporarily increased volume for rolled products in 2012. The decrease in volume was also due to lower recycling and specification alloy demand in Europe. These decreases were partially offset by increased demand for European regional plate and sheet, automotive rolled products in Europe and transportation products in North America and Europe. A weaker U.S. dollar during 2013 increased revenues by approximately $44.0 million.
Gross profit for the nine months ended September 30, 2013 was $244.0 million compared to $373.8 million for the nine months ended September 30, 2012. Losses associated with the start-up of production at the Zhenjiang rolling mill and higher depreciation expense associated with recent capital investments reduced gross profit by $20.7 million and $26.3 million, respectively. The impact of tighter scrap and metal spreads, resulting from lower aluminum selling prices and higher relative scrap purchase prices, reduced gross profit by approximately $24.0 million. Lower rolling margins for certain North American and European rolled products reduced gross profit by approximately $16.0 million. The decrease in volume for recycled and specification alloy products in Europe and rolled products in North America further reduced gross profit by approximately $8.0 million. Gross profit for the nine months ended September 30, 2013 was also negatively impacted by an estimated $6.7 million of unfavorable metal price lag, excluding realized gains on metal derivative financial instruments. For the nine months ended September 30, 2012, gross profit was positively impacted by $12.5 million of favorable metal price lag, excluding realized losses on metal derivative financial instruments. Higher inflation in employee, paint, energy and freight costs decreased gross profits by approximately $29.0 million, but was partially offset by productivity related savings of approximately $22.0 million generated by our Aleris Operating System (“AOS”) initiatives.
SG&A expenses were $176.4 million for the nine months ended September 30, 2013 as compared to $195.0 million for the nine months ended September 30, 2012. The $18.6 million decrease primarily resulted from cost reduction and restructuring initiatives, which decreased employee, travel and professional services costs by approximately $23.6 million, as well as lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill of approximately $5.3 million. These decreases were partially offset by a $3.1 million increase in stock-based compensation expense primarily due to the accelerated vesting conditions of certain stock options granted during the third quarter of 2013 and a $7.8 million increase in depreciation expense.
Restructuring charges, primarily associated with personnel reductions, totaled $11.4 million during the nine months ended September 30, 2013. The personnel reductions impacted selected selling, general and administrative positions across the company in an effort to reduce our global cost structure and improve operating results. The annual cost savings associated with these reductions is estimated to be $14.0 million.
During the nine months ended September 30, 2013 and 2012, we recorded realized (gains) losses on derivative financial instruments of $(24.3) million and $6.5 million, respectively, and unrealized losses (gains) of $2.9 million and $(3.2) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our year-to-date results was a $38.0 million increase in interest expense, net due to the issuance of our $500.0 million aggregate original principal amount of 7 7/8% Senior Notes (as defined below) on October 23, 2012, increased borrowings under the China Loan Facility (as defined below) and decreased capitalized interest when compared to the prior year period. Other expense increased $3.3 million primarily due to an increase in currency exchange losses when compared to the prior year period.
The following table presents key financial and operating data on a consolidated basis for the nine months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Revenues	$3,311.1	$3,392.2	$(81.1)	(2)%
Cost of sales	3,067.1	3,018.4	48.7	2
Gross profit	244.0	373.8	(129.8)	(35)
Gross profit as a percentage of revenues	7.4%	11.0%	(3.6)%	(33)
Selling, general and administrative expenses	176.4	195.0	(18.6)	(10)
Restructuring charges	11.4	1.1	10.3	*
(Gains) losses on derivative financial instruments	(21.4)	3.3	(24.7)	*
Other operating expense, net	0.4	1.0	(0.6)	*
Operating income	77.2	173.4	(96.2)	(55)
Interest expense, net	71.8	33.8	38.0	112
Other expense, net	3.7	0.4	3.3	825
Income before income taxes	1.7	139.2	(137.5)	(99)
Provision for income taxes	9.0	25.6	(16.6)	(65)
Net (loss) income	(7.3)	113.6	(120.9)	*
Net income (loss) attributable to noncontrolling interest	0.8	(0.9)	1.7	*
Net (loss) income attributable to Aleris Corporation	$(8.1)	$114.5	$(122.6)	*

Total segment income	$253.4	$291.9	$(38.5)	(13)%
Depreciation and amortization	(93.3)	(59.2)	(34.1)	58
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(36.1)	(42.7)	6.6	(15)
Interest expense, net	(71.8)	(33.8)	(38.0)	112
Unallocated (losses) gains on derivative financial instruments	(3.0)	2.8	(5.8)	(207)
Unallocated currency exchange losses	(2.7)	(0.2)	(2.5)	*
Restructuring charges	(11.4)	(1.1)	(10.3)	*
Start-up expenses	(31.0)	(16.9)	(14.1)	*
Other expense, net	(2.4)	(1.6)	(0.8)	50
Income before income taxes	$1.7	$139.2	$(137.5)	(99)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the nine months ended
	September 30,
	2013	2012	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$931.1	$1,003.3	$(72.2)	(7)%
RPEU	1,104.1	1,008.7	95.4	9
RPAP	13.7	—	13.7	*
Extrusions	273.1	276.7	(3.6)	(1)
RSAA	705.5	732.4	(26.9)	(4)
RSEU	429.8	456.8	(27.0)	(6)
Intersegment revenues	(146.2)	(85.7)	(60.5)	*
Consolidated revenues	$3,311.1	$3,392.2	$(81.1)	(2)%

Metric tons invoiced:
RPNA	286.7	304.8	(18.1)	(6)%
RPEU	264.1	222.8	41.3	19
RPAP	3.1	—	3.1	*
Extrusions	53.2	53.4	(0.2)	—
RSAA	648.0	662.6	(14.6)	(2)
RSEU	278.7	295.9	(17.2)	(6)
Intersegment shipments	(52.8)	(29.8)	(23.0)	*
Total metric tons invoiced	1,481.0	1,509.7	(28.7)	(2)%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 2% decrease in our consolidated revenues from 2012 to 2013:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
LME / aluminum pass-through	$(29.0)	(3)%	$(24.0)	(2)%	$(13.0)	(5)%	$(11.0)	(2)%	$(15.0)	(3)%	$(92.0)	(3)%
Commercial price	(7.0)	(1)	(8.0)	(1)	(2.0)	—	(13.0)	(2)	(4.0)	(1)	(34.0)	(2)
Volume/Mix	(36.0)	(3)	41.0	4	4.0	1	(3.0)	—	(21.0)	(5)	(15.0)	—
Currency	—	—	23.0	2	7.0	3	—	—	13.0	3	43.0	1
Acquisition	—	—	64.0	6	—	—	—	—	—	—	64.0	2
Other	(0.2)	*	(0.6)	*	0.4	*	0.1	*	—	*	(0.3)	—
Total	$(72.2)	(7)%	$95.4	9%	$(3.6)	(1)%	$(26.9)	(4)%	$(27.0)	(6)%	$(34.3)	(2)%
RPAP and intersegment revenues											(46.8)
Total											$(81.1)	(2)%

* Result is not meaningful.
Rolled Products North America Revenues
RPNA revenues for the nine months ended September 30, 2013 decreased $72.2 million compared to the nine months ended September 30, 2012. This decrease was primarily due to the following:

▪
a 6% decrease in shipments, which decreased revenues by approximately $36.0 million. The decrease in volume was primarily due to a 13% reduction in building and construction volume caused by customer destocking and the impact of a 2012 strike at a competitor, which temporarily increased volume in 2012. Excluding the impact of the strike, building and construction volume was down 5% compared to the prior year period. The decrease was partially offset by a 7% increase in transportation volume as a result of higher build rates of truck trailers;

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $29.0 million of the decrease in revenues; and

▪	continued pressure from common alloy imports, which decreased revenues by approximately $7.0 million.
Rolled Products Europe Revenues
RPEU revenues for the nine months ended September 30, 2013 increased $95.4 million compared to the nine months ended September 30, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in August 2012, which accounted for a 12% increase in the segment’s volume, increased segment revenues by approximately $64.0 million, of which $15.5 million related to third party sales;

▪
excluding volume associated with the Voerde cast house and $17.7 million of shipments of semi-finished plate and sheet to our Zhenjiang rolling mill, shipments increased 4%, which increased revenues by approximately $23.0 million. The increase in volume was primarily driven by increased demand within our global automotive and heat exchanger business, as well as a 6% increase in regional plate and sheet volume as a result of increased demand in the transportation and building and construction industries; and

▪	a weaker U.S. dollar, which increased revenues by approximately $23.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices, and pricing pressures due to economic conditions in Europe. The decrease in prices resulting from these items reduced revenues by approximately $32.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the nine months ended September 30, 2013 decreased $3.6 million compared to the nine months ended September 30, 2012. This decrease was primarily due to lower LME aluminum prices and pricing pressures, which, when combined, reduced the average price of primary aluminum included in our invoiced prices, and accounted for approximately $15.0 million of the reduction in revenues. This decrease was partially offset by the following:
▪a stronger mix of products sold, which increased revenues by approximately $4.0 million; and
▪a weaker U.S. dollar, which increased revenues by approximately $7.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the nine months ended September 30, 2013 decreased $26.9 million compared to the nine months ended September 30, 2012. This decrease was primarily due to the following:

▪	lower selling prices for our products resulting from lower aluminum and specification alloy prices during the first nine months of 2013, which decreased revenues by approximately $24.0 million; and

▪	a 2% decrease in volume due to lower demand for certain recycled products, as well as efforts to eliminate unprofitable volume and limit spot-priced sales in a tight metal spread environment.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the nine months ended September 30, 2013 decreased $27.0 million as compared to the nine months ended September 30, 2012. This decrease was primarily due to the following:

▪
a 6% overall reduction in volume, primarily within the automotive industry caused by customer in-sourcing, temporary production slow downs and a shift towards eliminating unprofitable volume and limiting spot-priced sales in a tight metal spread environment, the combination of which decreased revenues by approximately $21.0 million; and

▪
a decrease in the selling prices of our products, resulting from an increase in imports of specification alloys from southern Europe during the first half of 2013, and lower aluminum prices, which combined to reduce revenues by approximately $19.0 million.

These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $13.0 million.
Segment Income (Loss) and Gross Profit
For the nine months ended September 30, 2013 and 2012, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the nine months ended
	September 30,
	2013	2012	Change	% Change
Segment income (loss):	(in millions)
RPNA	$77.6	$91.2	$(13.6)	(15)%
RPEU	114.9	126.4	(11.5)	(9)
RPAP	(0.2)	—	(0.2)	*
Extrusions	11.9	16.5	(4.6)	(28)
RSAA	39.1	40.4	(1.3)	(3)
RSEU	10.1	17.4	(7.3)	(42)
Total segment income	253.4	291.9	(38.5)	(13)
Items excluded from segment income and included in gross profit:
Depreciation	(79.8)	(53.5)	(26.3)	49
Start-up expenses	(20.7)	—	(20.7)	*
Other	(0.9)	—	(0.9)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	116.3	129.7	(13.4)	(10)
Realized (gains) losses on derivative financial instruments	(24.4)	6.1	(30.5)	*
Other income, net	0.1	(0.4)	0.5	(125)
Gross profit	$244.0	$373.8	$(129.8)	(35)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the nine months ended September 30, 2013 decreased by $13.6 million compared to the nine months ended September 30, 2012. This decrease was primarily due to the following:

▪	continued pressure from common alloy imports, which decreased segment income by approximately $7.0 million;

▪	tighter scrap spreads and increased use of primary aluminum due to limited scrap availability, which decreased segment income by approximately $4.0 million; and

▪	a 6% reduction in volume, partially offset by an improved mix of products sold, which resulted in a net reduction of segment income of approximately $3.0 million.
Productivity related savings primarily related lower scrap processing costs, benefits of lower outside processing costs due to the start-up of our wide coatings facility in Ashville, Ohio and reduced SG&A spending more than offset higher costs associated with inflation in employee, paint and energy costs, as well as higher operating costs resulting from a fire at our Richmond, Virginia rolling mill during the second quarter of 2013.
Rolled Products Europe Segment Income
RPEU segment income for the nine months ended September 30, 2013 decreased by $11.5 million compared to the nine months ended September 30, 2012. This decrease was primarily due to the following:

▪	continued pricing pressures due to economic conditions in Europe, which reduced segment income by approximately $9.0 million;

▪
higher costs associated with inflation in energy, employee and freight costs, as well as increased customer claims primarily associated with production issues. These increased costs were partially offset by productivity savings and reduced personnel costs, resulting in a net reduction to segment income of approximately $8.0 million; and

▪	increased metal costs due to low scrap availability led to decreased margins of approximately $4.0 million.
These decreases were partially offset by favorable metal price lag in 2013 compared to the prior year period, which increased segment income by an estimated $7.1 million.
Extrusions Segment Income
Extrusions segment income for the nine months ended September 30, 2013 decreased by $4.6 million compared to the nine months ended September 30, 2012. This decrease was primarily due to continued pricing pressures, which decreased segment income by approximately $3.0 million, and unfavorable metal price lag in 2013 compared to the prior year period, which decreased segment income by an estimated $1.4 million. These decreases were partially offset by productivity related savings, which offset higher costs associated with inflation in energy and employee costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the nine months ended September 30, 2013 decreased by $1.3 million compared to the prior year period. This decrease was primarily due to the continued tightening of metal spreads during the first half of the 2013 as lower aluminum prices drove lower selling prices while scrap demand in excess of supply kept scrap purchase prices high. These tighter metal spreads reduced segment income by approximately $13.0 million. This decrease was partially offset by productivity related savings of approximately $14.0 million associated with furnace and scrap optimization initiatives and reductions within SG&A expenses, which more than offset $4.0 million of higher costs associated with inflation in employee and energy costs.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the nine months ended September 30, 2013 decreased by $7.3 million compared to the prior year period. This decrease was primarily due to a 6% decrease in volume and tighter metal spreads as a result of scrap availability issues and unfavorable pricing due to increased imports from southern Europe during the first half of 2013, the combination of which decreased segment income by approximately $8.0 million. Productivity related savings more than offset higher costs associated with inflation in employee costs and resulted in a net increase to segment income of approximately $1.0 million.
Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $18.6 million during the nine months ended September 30, 2013 as compared to the prior year period. The decrease was primarily due to the following:

▪	Segment SG&A expenses decreased $13.4 million as restructuring initiatives resulted in lower personnel and travel costs; and

▪
Corporate SG&A expenses decreased $5.2 million, primarily due to lower personnel costs, professional fees and travel costs of approximately $8.0 million associated with cost reduction and restructuring initiatives, as well as lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill of approximately $5.3 million. These decreases were partially offset by a $3.1 million increase in stock-based compensation expense primarily due to accelerated vesting of certain stock options granted during the third quarter of 2013 and a $5.3 million increase in depreciation expense.
Restructuring Charges
During the nine months ended September 30, 2013, we recorded restructuring charges of $11.4 million, including $8.6 million related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions occurred at three of our operating segments and included charges of $4.5 million, $1.7 million and $0.8 million related to our RPEU, Extrusions and RSEU segments, respectively, as well as $1.5 million of charges associated with personnel reductions at our corporate locations. No further charges are anticipated related to these reductions.
Gains and Losses on Derivative Financial Instruments
During the nine months ended September 30, 2013 and 2012, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the nine months ended
	September 30,
	2013	2012
Realized (gains) losses	(in millions)
Metal	$(24.8)	$(0.3)
Natural gas	0.5	5.5
Currency	—	1.3
Unrealized losses (gains)
Metal	2.9	1.5
Natural gas	—	(3.7)
Currency	—	(1.0)
Total (gains) losses	$(21.4)	$3.3
During the nine months ended September 30, 2013, we estimate that metal price lag negatively impacted gross profit by approximately $6.7 million while we experienced metal hedge gains of $24.7 million. The resulting $18.0 million of net metal price lag improved our consolidated operating results for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we estimate that metal price lag favorably impacted gross profit by approximately $12.5 million while we experienced metal hedge losses of $0.4 million, including $0.8 million of economic losses not recorded within realized losses as discussed above. The resulting $12.1 million of net metal price lag improved our consolidated operating results for the nine months ended September 30, 2012.
Interest Expense, net
Interest expense, net for the nine months ended September 30, 2013 increased $38.0 million from the comparable period of 2012. The increase in interest expense is due to the issuance of $500.0 million of 7 7/8% Senior Notes (as defined below) on October 23, 2012, increased borrowings under the China Loan Facility (as defined below) and decreased capitalized interest when compared to the prior year period.
Provision for Income Taxes
Our effective tax rates were 541.6% and 18.4% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2013, we have $1.4 million of unrecognized tax benefits. During the nine months ended September 30, 2013, the settlement of a previously disclosed audit with a non-U.S. jurisdiction resulted in the reduction to our unrecognized tax benefits of $17.1 million. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income. As of September 30, 2013, we had approximately $0.1 million of accrued interest related to uncertain tax positions.
The 2005 through 2012 tax years remain open to examination. During the nine months ended September 30, 2013, a non-U.S. jurisdiction notified us that it would begin an examination of our tax returns for tax years ended December 31, 2011, 2010 and 2009.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility and China Loan Facility (each as defined below) will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our indebtedness, including borrowing base limitations under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as updated in our quarterly and periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30,
	2013	2012
Net cash (used) provided by:	(in millions)
Operating activities	$(17.3)	$92.0
Investing activities	(181.5)	(307.2)
Financing activities	(324.3)	88.7
Cash Flows from Operating Activities
Cash flows used by operating activities were $17.3 million for the nine months ended September 30, 2013, which resulted from a $123.3 million increase in net operating assets, partially offset by $106.1 million of cash from earnings. The significant components of the change in net operating assets included increases of $68.1 million, $31.9 million and $28.2 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2012. The change in accrued liabilities for the nine months ended September 30, 2013 was primarily due to the settlement of an income tax audit by a non-U.S. taxing jurisdiction.
Our days sales outstanding (“DSO”) at September 30, 2013 remained consistent with the DSO at December 31, 2012, however, revenues in the month of September 2013 were approximately $90.6 million higher than the month of December

2012, leading to an increase in accounts receivable. The commencement of operations at the Zhenjiang rolling mill during 2013 led to increased inventory levels and drove a $31.9 million use of operating cash. The increase in accounts payables resulted from increased average inventory levels in connection with the additional sales volume compared to the end of 2012, partially offset by lower days payable outstanding during 2013 when compared to December 2012.
Cash flows provided by operating activities were $92.0 million for the nine months ended September 30, 2012, which resulted from $190.1 million of cash from earnings, partially offset by a $98.1 million increase in net operating assets. The significant components of the change in net operating assets included increases of $97.4 million, $41.5 million and $69.6 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments, which more than offset the impact of lower aluminum prices.
Cash Flows from Investing Activities
Cash flows used by investing activities were $181.5 million for the nine months ended September 30, 2013 and included $182.8 million of capital expenditures, primarily associated with the Zhenjiang rolling mill, the wide auto body sheet expansion project in Duffel, Belgium and the installation of our wide coating line in Ashville, Ohio.
Cash flows used by investing activities were $307.2 million for the nine months ended September 30, 2012 and included $285.5 million of capital expenditures and $21.5 million to acquire certain aluminum casting assets from Voerde Aluminium GmbH, a subsidiary of BaseMet B.V. Capital expenditures during the period included $124.0 million of spending on the Zhenjiang rolling mill and other strategic spending, including the wide auto body sheet expansion project in Duffel, Belgium, the coatings project in Ashville, Ohio and furnace upgrades and scrap optimization initiatives within our RSAA segment.
Cash Flows from Financing Activities
Cash flows used by financing activities were $324.3 million for the nine months ended September 30, 2013, which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in our Zhenjiang rolling mill pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
Cash flows provided by financing activities for the nine months ended September 30, 2012 included $88.5 million of net proceeds from the China Loan Facility (as defined below).
ABL Facility
The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary) and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary) (the “ABL Facility”). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of September 30, 2013, we estimate that the borrowing base would have supported borrowings of $520.1 million. After giving effect to the outstanding letters of credit of $40.1 million, Aleris International had $480.0 million available for borrowing as of September 30, 2013.
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
As of September 30, 2013, Aleris International had no amounts outstanding under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of September 30, 2013.
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
Exchangeable Notes
In connection with Aleris International’s emergence from bankruptcy, it issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and are scheduled to mature on June 1, 2020. Since June 1, 2013, the Exchangeable Notes are exchangeable (at each holder’s option) for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of three dividends in 2011 and one dividend in 2013). The Exchangeable Notes may currently be redeemed at Aleris International’s option.
China Loan Facility
Aleris Zhenjiang maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $161.9 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.8 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.9 million) to RMB 410.0 million (or equivalent to $66.8 million). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2013, the full amount of the Zhenjiang Term Loans was drawn. The initial draw on the Zhenjiang Revolver in the amount of $4.1 million occurred during the second quarter of 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of September 30, 2013. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three and nine months ended September 30, 2013 and 2012, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash (used) provided by operating activities is presented below.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Adjusted EBITDA	$67.6	$78.4	$210.1	$248.6
Unrealized (losses) gains on derivative financial instruments	(3.2)	(0.5)	(2.9)	3.2
Impact of recording assets at fair value through fresh-start and purchase accounting	—	0.2	0.1	0.8
Restructuring charges	(1.0)	(0.6)	(11.4)	(1.1)
Unallocated currency exchange (losses) gains on debt	(1.1)	1.0	(1.3)	(0.3)
Stock-based compensation expense	(5.8)	(2.8)	(11.2)	(8.1)
Start-up expenses	(7.6)	(7.9)	(31.0)	(16.9)
Favorable metal price lag	5.1	4.7	18.0	12.1
Other	(2.4)	(1.5)	(4.4)	(5.2)
EBITDA	51.6	71.0	166.0	233.1
Interest expense, net	(26.2)	(10.7)	(71.8)	(33.8)
Provision for income taxes	(1.3)	(7.5)	(9.0)	(25.6)
Depreciation and amortization	(31.4)	(20.0)	(93.3)	(59.2)
Net (loss) income attributable to Aleris Corporation	(7.3)	32.8	(8.1)	114.5
Net income (loss) attributable to noncontrolling interest	0.2	(0.3)	0.8	(0.9)
Net (loss) income	(7.1)	32.5	(7.3)	113.6
Depreciation and amortization	31.4	20.0	93.3	59.2
(Benefit from) provision for deferred income taxes	(0.8)	1.3	1.1	8.3
Stock-based compensation expense	5.8	2.8	11.2	8.1
Unrealized losses (gains) on derivative financial instruments	3.2	0.5	2.9	(3.2)
Currency exchange losses (gains) on debt	2.8	(0.4)	2.4	0.5
Amortization of debt issuance costs	1.9	1.6	5.8	4.7
Other	(2.6)	(0.8)	(3.2)	(1.1)
Change in operating assets and liabilities:
Change in accounts receivable	44.0	0.2	(68.1)	(97.4)
Change in inventories	(7.6)	11.3	(31.9)	(41.5)
Change in other assets	2.1	(6.0)	(12.9)	(7.7)
Change in accounts payable	(24.8)	(0.1)	28.2	69.6
Change in accrued liabilities	(14.8)	(7.1)	(38.8)	(21.1)
Net cash provided (used) by operating activities	$33.5	$55.8	$(17.3)	$92.0
For the three and nine months ended September 30, 2013 and 2012, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$1,073.4	$1,081.0	$3,311.1	$3,392.2
Hedged cost of metal	(645.1)	(649.9)	(2,005.0)	(2,089.6)
Favorable metal price lag	(5.1)	(4.7)	(18.0)	(12.1)
Commercial margin	$423.2	$426.4	$1,288.1	$1,290.5
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 5, 2013 for the year ended December 31, 2012. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2013.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at September 30, 2013.
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
The forward-looking statements set forth in this document regarding, among other things, future costs and prices of commodities, production volume, industry trends, anticipated cost savings, demand for our products and services, anticipated benefits from new products or facilities, projected results of operations, achievement of production efficiencies, capacity expansions, estimates of volume, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners such as zinc and copper, and natural gas, as well as changes in currency and interest rates. For metal hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2013 and December 31, 2012, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
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
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2013 and December 31, 2012, we had 3.0 trillion and 2.2 trillion, respectively, of British thermal unit forward buy contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at September 30, 2013 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2013:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(6.1)	$(7.6)
Natural gas	(0.7)	(1.1)
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
Currency Exchange Risks
The construction of the Zhenjiang rolling mill increased Aleris Zhenjiang’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment were denominated in euros while the source of funding was the U.S. dollar and RMB denominated China Loan Facility. Equity contributions were primarily made in euros to mitigate this exposure. In addition, Aleris Zhenjiang entered into euro call option contracts to manage this exposure if the U.S. dollar weakened while maintaining the benefit if the U.S. dollar strengthened. As with all of our other derivative financial instruments, these option contracts were not accounted for as hedges and, as a result, the changes in fair value were recorded immediately in the Consolidated Statements of Comprehensive Income. These call option contracts covered periods consistent with known or expected exposures during 2012. As of September 30, 2013 and December 31, 2012, Aleris Zhenjiang had no euro call option contracts.
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
Interest Rate Risks
As of September 30, 2013, approximately 80% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of September 30, 2013, Aleris International had no borrowings under the ABL Facility and Aleris Zhenjiang had $196.8 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal third quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated and effective as of September 15, 2013, by and among Aleris International, Inc., Aleris Corporation and Steven Demetriou.

10.2	Partial Option Cancellation Amendment Agreement, dated as of September 15, 2013, by and between Steven Demetriou and Aleris Corporation.

10.3	Stock Option Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou.

10.4	Restricted Stock Unit Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou.

10.5	Amendment to Aleris Holding Company 2010 Equity Incentive Plan, effective as of September 15, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ALERIS CORPORATION

Date:	November 7, 2013	By:	/s/ SEAN M. STACK
		Name:	Sean M. Stack
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)