Form 10-K
period 2013-12-31
Aleris Corp
filed 2014-03-14
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
(Note: Registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 and 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.)
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
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No☐
There were 31,234,390 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 4, 2014.
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
The Company is majority owned by Oaktree Capital Management, L.P. (“Oaktree”) or its respective subsidiaries. The investment funds managed by Oaktree or its respective subsidiaries that are invested in the Company are referred to collectively as the “Oaktree Funds.”
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
We operate 39 production facilities worldwide, with 15 production facilities that provide rolled and extruded aluminum products and 24 recycling and specification alloy manufacturing plants. Our newest production facility is a state-of-the-art aluminum rolling mill in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation, building and construction, containers and packaging and metal distribution industries. For the year ended December 31, 2013, we generated revenues of $4.3 billion, of which approximately 53% were derived from North America, 43% were derived from Europe and the remaining 4% were derived from the rest of the world.
Company History
The Predecessor, as defined in Item 6. – “Selected Financial Data,” was formed at the end of 2004 through the merger of Commonwealth Industries, Inc. and IMCO Recycling, Inc. The Predecessor’s business grew through a combination of organic growth and strategic acquisitions, the most significant of which was the 2006 acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”). The Corus Aluminum acquisition doubled its size and significantly expanded both its presence in Europe and its ability to manufacture higher value-added products, including aerospace and auto body sheet.
The Predecessor was acquired by Texas Pacific Group (“TPG”) in December 2006 and taken private. In 2007, it sold its zinc business in order to focus on its core aluminum business.

In 2009, the Predecessor, along with certain of its U.S. subsidiaries, filed voluntary petitions for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filings were the result of a liquidity crisis brought on by the global recession and financial crisis. The Predecessor’s ability to respond to the liquidity crisis was constrained by its highly leveraged capital structure, which at filing included $2.7 billion of debt, resulting from the 2006 leveraged buyout of the Predecessor by TPG. As a result of the severe economic decline, the Predecessor experienced sudden and significant value reductions across each end-use industry it served and a precipitous decline in the London Metal Exchange (“LME”) price of aluminum. These factors reduced the availability of financing under the Predecessor’s revolving credit facility and required the posting of cash collateral on aluminum hedges. The Predecessor sought bankruptcy protection to alleviate its liquidity constraints and restructure its operations and financial position.
The Company was formed as a Delaware corporation in 2009 to acquire the assets and operations of the Predecessor upon emergence from bankruptcy. On the June 1, 2010 (the “Emergence Date”), Aleris International emerged from Chapter 11 bankruptcy protection. TPG exited our business during this time and we received significant support from new equity investors, led by the Oaktree Funds, the majority owner of Aleris Corporation, as well as certain investment funds managed by affiliates of Apollo Management Holdings, L.P. (“Apollo”) and Sankaty Advisors, LLC (“Sankaty” and, together with the Oaktree Funds and Apollo, the “Investors”).
Business Segments
We report six operating segments based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Rolled Products Asia Pacific (“RPAP”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).

Our operating segments are further described below.

Reportable Segment	Description

Rolled Products North America
Our RPNA segment produces rolled aluminum and coated products for a wide variety of applications, including building and construction, distribution, transportation and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill ingot, continuous cast and pellet compaction technologies.

Rolled Products Europe
Through its rolling mills in Germany and Belgium, our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies.

Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies.

Extrusions
Our Extrusions segment produces soft and hard alloy extruded aluminum profiles at our facilities in Germany, Belgium and China. Our extruded products are targeted at high demand end-uses in the aerospace, automotive, transportation (rail and shipbuilding), building and construction, electrical and mechanical engineering industries. In addition, we perform value-added fabrication to most of our extruded products.

Recycling and Specification Alloys North America
Our RSAA segment recycles aluminum and manufactures specification alloys serving customers in North America. Our recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to automotive, consumer packaging, steel, transportation and construction. Our specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volume is sold through tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.

Recycling and Specification Alloys Europe
Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants in Germany, Norway and Wales. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. The segment’s recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.

In addition to these reportable segments, we disclose corporate and other unallocated amounts, including the start-up expenses of Aleris Zhenjiang.
See Note 15, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for financial and geographic information about our segments.

The following charts present the percentage of our consolidated revenue by reportable segment and by end-use for the year ended December 31, 2013:

Revenue by Reportable Segment [1]	Revenue by End-Use

[1] RPAP revenue was excluded from this chart as the segment’s revenue was less than 1% of consolidated revenue for the year ended December 31, 2013.
Rolled Products North America
Our RPNA segment consists of seven manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous ingot cast and pellet compaction technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.
We believe that many of our facilities are low cost, flexible and allow us to maximize our use of scrap with proprietary manufacturing processes providing us with a competitive advantage. Our rolling mills have the flexibility to utilize primary or scrap aluminum, which allows us to optimize input costs and maximize margins. For the year ended December 31, 2013, approximately 95% of our revenues were derived utilizing a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee and we strive to manage the remaining key commodity risks through our hedging programs.

Our RPNA segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 72 inches. The following table summarizes our RPNA segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware and siding)	• American Construction Metals, Kaycan, Midwest Metals, Ply Gem Industries, Norandex/Reynolds	• Jupiter Aluminum, JW Aluminum, Quanex, Alcoa, Novelis, Vulcan
• Metal distribution	• Reliance Steel & Aluminum, Ryerson, Thyssen-Krupp, Samuel & Son	• Alcoa, Novelis, Constellium, Empire, Ta-Chen, Asian-American, Metal Exchange
• Transportation equipment (truck trailers and bodies)	• Great Dane, Utility Trailor, Aluminum Line, Hyundai Translead	• Alcoa, Quanex, Novelis, JW Aluminum
• Consumer durables, specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	• Brunswick Boat Group, ABB, Tramontina	• Alcoa, Novelis, Noranda, Skana Aluminum, Constellium
• Converter foil, fins and tray materials	• HFA, Reynolds, Durable	• JW Aluminum, Noranda, Novelis, Skana Aluminum, SAPA
The following table presents segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 for our RPNA segment:

Rolled Products North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	372.3	395.7	370.5
Segment revenues	$1,194.8	$1,299.7	$1,346.4
Segment commercial margin (1)	$447.2	$479.3	$458.5
Segment commercial margin per ton invoiced	$1,201.3	$1,211.1	$1,237.4
Segment income	$81.8	$117.6	$111.1
Segment Adjusted EBITDA (1)	$76.2	$111.1	$104.9
Segment Adjusted EBITDA per ton invoiced	$204.6	$280.9	$283.0
Total segment assets	$524.7	$566.0
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

Our RPEU segment remelts primary ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our RPEU segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aircraft plate and sheet	• Airbus, Boeing, Bombardier, Embraer	• Alcoa, Constellium, Kaiser Aluminum
• Automotive body sheet (inner, outer and structural parts)	• VW Group, BMW, Daimler, Renault, Volvo	• Constellium, Novelis, Hydro Aluminum
• Brazing coil and sheet (heat exchanger materials for automotive and general industrial)	• Behr, Denso, Visteon/Halla, Dana	• Alcoa, Hydro Aluminum, Novelis, SAPA
• Commercial plate (tooling, molding, road transport, shipbuilding, LNG transport and silos),	• Amari, Amco, Thyssen-Krupp	• Alcoa, AMAG, Constellium
• Specialty coil and sheet (fuel tanks, ventilation, cooling, B&C coil, anodizing qualities for architecture, multi-layer tubing)	• Gillette, SAG, Euramax, Hunter Douglas, Henco	• Alcoa, Constellium, Hydro Aluminum, Novelis
• Metal distribution	• Amari, MCB, Thyssen-Krupp	• Alcoa, Hydro Aluminum, Novelis
The following table presents segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 for our RPEU segment:

Rolled Products Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	345.4	298.9	314.4
Segment revenues	$1,443.2	$1,324.9	$1,541.6
Segment commercial margin (1)	$605.2	$570.7	$605.3
Segment commercial margin per ton invoiced	$1,752.2	$1,909.5	$1,925.2
Segment income	$132.1	$144.6	$157.6
Segment Adjusted EBITDA (1)	$115.3	$136.7	$151.5
Segment Adjusted EBITDA per ton invoiced	$333.9	$457.4	$481.9
Total segment assets	$699.2	$681.3
(1) Segment commercial margin and segment Adjusted EBITDA are non-U.S. GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in 2013. The mill will continue to incur start-up expenses as we increase volume to full production and are qualified by our aerospace customers. These start-up expenses represent operating losses incurred while the mill is ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Revenues for the year ended December 31, 2013 were $20.7 million. For the year ended December 31, 2013, the segment generated a segment loss and negative segment Adjusted EBITDA of $0.2 million. Segment loss and negative segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. For the year ended December 31, 2013, total start-up and depreciation expenses were $31.6 million and $17.2 million, respectively.

Extrusions
Our Extrusions segment produces soft and hard alloy extruded aluminum profiles targeted at high demand end-uses. Our extruded aluminum products are used for the aerospace, automotive, transportation (rail and shipbuilding), building and construction, electrical and mechanical engineering industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.
Our Extrusions segment produces extruded aluminum products ranging from 0.2 to 350.0 kilograms per meter length. The following is a table of our Extrusions segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Automotive and industrial extrusions (construction, transport and engineering sectors)	• Bosch, Siemens	• Alcoa, Constellium, Hydro Aluminum, SAPA
• Project business extrusions (urban transport systems, high speed trains, mobile bridges for defense purposes and shipbuilding)	• Alstom, Bombardier, Siemens	• Constellium, SAPA
• Rods and hard alloy extrusions (automotive parts, aircraft, hydraulic and pneumatic systems)	• Bharat Forge, Bosch, Conti Teves, Daimler, TRW, Hirschvogel	• Alcoa, Constellium, Eural, Fuchs, Impol
The following table presents segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 for our Extrusions segment:

Extrusions
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	69.1	68.2	75.7
Segment revenues	$355.2	$357.4	$410.3
Segment commercial margin (1)	$160.8	$158.7	$164.8
Segment commercial margin per ton invoiced	$2,329.0	$2,327.4	$2,177.4
Segment income	$11.7	$16.4	$10.9
Segment Adjusted EBITDA (1)	$11.0	$13.8	$7.9
Segment Adjusted EBITDA per ton invoiced	$159.2	$202.3	$104.1
Total segment assets	$141.8	$133.1
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
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. Our North American recycling business consists of 18 facilities located in the United States, Canada and Mexico. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to automotive, consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volume is sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee. For the year ended December 31, 2013, approximately 56% of the total RSAA segment volumes shipped in 2013 were under such tolling arrangements.

The following table summarizes our RSAA segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aluminum Production (containers and packaging, general industrial)	• Alcoa, Constellium, Hydro Aluminum, SAPA, Hunter Douglas, Kaiser Aluminum	• Scepter, Smelter Service Corporation, Tennessee Aluminum Processors
• Automotive	• Chrysler, General Motors, Honda, Nemak	• Audubon Metals, Spectro, Superior Alloys, Timco, Bermco Aluminum
The following table presents segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 for our RSAA segment:

Recycling and Specification Alloys North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	857.4	868.2	894.7
Segment revenues	$938.4	$947.6	$983.8
Segment commercial margin (1)	$290.5	$293.1	$323.2
Segment commercial margin per ton invoiced	$338.8	$337.6	$361.3
Segment income	$54.0	$53.6	$80.9
Segment Adjusted EBITDA (1)	$54.0	$53.6	$80.9
Segment Adjusted EBITDA per ton invoiced	$62.9	$61.7	$90.4
Total segment assets	$294.5	$287.6
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
Recycling and Specification Alloys Europe
We are a leading European recycler of aluminum scrap and magnesium through our RSEU segment. This segment’s recycling operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our European recycling business consists of six facilities located in Germany, Norway and Wales. Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. The segment’s recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Approximately 47% of the volume shipped from our RSEU segment during the year ended December 31, 2013 was through such tolling arrangements.
The following table summarizes our RSEU segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aluminum production (containers and packaging, general industrial)	• Alcan, Alcoa, Hydro Aluminum, Novelis	• Trimet, Alcan, Alcoa, Hydro Aluminum, Novelis
• Automotive	• BMW, Daimler, Nemak, Volkswagen	• AMAG, Oetinger, Raffmetal, Trimet

The following table presents segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 for our RSEU segment:

Recycling and Specification Alloys Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	364.4	385.0	387.2
Segment revenues	$561.1	$601.9	$685.1
Segment commercial margin (1)	$182.0	$186.0	$210.4
Segment commercial margin per ton invoiced	$499.4	$483.0	$543.3
Segment income	$14.3	$19.4	$35.3
Segment Adjusted EBITDA (1)	$14.3	$19.4	$35.3
Segment Adjusted EBITDA per ton invoiced	$39.3	$50.4	$91.1
Total segment assets	$183.7	$175.3
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
Primary aluminum prices are determined by worldwide forces of supply and demand and, as a result, are volatile. This volatility has a significant impact on the profitability of primary aluminum producers whose selling prices are typically based upon prevailing LME prices while their costs to manufacture are not highly correlated to LME prices. We participate in select segments of the aluminum fabricated products industry, including rolled and extruded products; we also recycle aluminum and produce aluminum specification alloys. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or refining alumina. Since the majority of our products are sold on a market-based aluminum price plus conversion fee basis or under tolling arrangements, we are less exposed to aluminum price volatility. For the year ended December 31, 2013, approximately 53% of the total metric tons shipped by our recycling and specification alloy segments were under tolling arrangements. As a result, the impact of aluminum price changes on the manufacture of these products is less than the impact on primary aluminum producers.
Sales and Marketing
Rolled and Extruded Products Operating Segments
Products manufactured by our RPNA and RPEU segments are sold to end-users, as well as to distributors, principally for use in the aerospace, automotive, transportation, building and construction, electrical, mechanical engineering, metal distribution and packaging industries throughout North America and Europe. The main customers for our extruded products are the aerospace, automotive, transportation (automotive, rail and shipbuilding), building and construction, electrical and mechanical engineering industries. Backlog for these segments as of December 31, 2013 and 2012 were approximately $79.9 million and $82.6 million for RPNA, $212.6 million and $267.5 million for RPEU, and $60.6 million and $75.6 million for Extrusions, respectively.
Sales of rolled and extruded products are made through each segment’s own sales force, which are strategically located to provide international coverage, and through a broad network of sales offices and agents in North America, major European countries, as well as Asia and Australia. The majority of our customer sales agreements in these segments are for a term of one year or less.
Recycling and Specification Alloy Operating Segments
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
Rolled and Extruded Products Operating Segments
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
Recycling and Specification Alloy Operating Segments
The principal factors of competition for our recycling and specification alloy segments are price, metal recovery rates, proximity to customers, molten metal delivery capability, environmental and safety regulatory compliance and other types of services. Freight costs also limit the geographic areas in which we can compete effectively. The recycling and specification alloy industries are highly fragmented and competitive. Our major domestic and international competitors are Scepter, Smelter Service Corporation and Trimet for recycling and Superior Alloys, Audubon Metals, AMAG, Oetinger, Trimet and Raffmetal for specification alloys.
Raw Materials and Supplies
Rolled and Extruded Products Operating Segments
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
Recycling and Specification Alloy Operating Segments
Aluminum scrap and dross represent the largest component of cost of sales for our recycling and specification alloy operating segments. The availability and price of scrap and dross depend on a number of factors outside of our control, including general economic conditions, international demand for these materials and internal recycling activities by primary aluminum producers and flat rolled producers. Changes in U.S. and worldwide supply and demand for aluminum scrap have had and will continue to have an effect on the prices we pay for these raw materials.
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
Research and Development
The termination of a third party research and development agreement in 2011 allowed research process and development work to be performed internally. Since that time, our Research and Development organization has grown to include three locations in Europe along with a support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $12.4 million, $7.3 million and $16.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Employees
As of December 31, 2013, we had a total of approximately 7,200 employees, which includes approximately 2,300 employees engaged in administrative and supervisory activities and approximately 4,900 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 46% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.
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
Our aggregate accrual for environmental matters was $35.3 million and $34.2 million at December 31, 2013 and 2012, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
Our three landfill sites have finite lives and we incur costs related to retiring them. The amounts recognized for landfill asset retirement obligations, as of December 31, 2013 and 2012, were $1.9 million and $5.3 million, respectively, for our Morgantown, Kentucky landfill, $1.2 million and $1.0 million, respectively, for our Wabash, Indiana landfill and $3.8 million and $3.9 million, respectively, for our closed Sapulpa, Oklahoma landfill. The related asset retirement costs for each facility were capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful lives of the landfills. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Financial Information About Geographic Areas
See Note 15, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Our Bankruptcy
    Any references in this annual report on Form 10-K to “our bankruptcy,” “our reorganization,” “our emergence from bankruptcy” or similar terms or phrases refer to the bankruptcy and reorganization of Aleris International as described in Item 6. – “Selected Financial Data.”
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
Furthermore, we cannot assure you that we will be successful in our growth efforts or that we will be able to effectively manage expanded or acquired operations. Our ability to achieve our expansion and acquisition objectives and to effectively manage our growth depends on a number of factors, such as our ability to introduce new products and end-use applications, increased competition, legal and regulatory developments, general economic conditions or an increase in operating costs. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
Past and future acquisitions or divestitures may not be successful, which could adversely affect our financial condition.
As part of our strategy, we may continue to pursue acquisitions or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. In February 2014, we entered into an agreement to acquire Nichols Aluminum, LLC. We also consider potential divestitures of non-strategic businesses from time to time. We prudently evaluate these opportunities as potential enhancements to our existing operating platforms and continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions and divestitures that may be material.
There are numerous risks commonly encountered in business combinations, including the following:

▪	our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

▪	our ability to integrate new businesses into our operations;

▪	the availability of capital on acceptable terms to finance acquisitions;

▪	the ability to generate the cost savings or synergies anticipated;

▪	the inaccurate assessment of undisclosed liabilities;

▪	increasing demands on our operational systems; and

▪	the amortization of acquired intangible assets.
In addition, the process of integrating new businesses could cause the interruption of, or loss of momentum in, the activities of our existing businesses and the diversion of management’s attention. Any delays or difficulties encountered in connection with the integration of new businesses or divestiture of existing businesses could negatively impact our business and results of operations. Furthermore, any acquisition we may make could result in significant increases in our outstanding indebtedness and debt service requirements. The terms of our indebtedness may limit the acquisitions we can pursue.

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively affect our financial condition and results of operations.
The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable raw materials and energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to underperform other sectors. We are particularly sensitive to trends in the transportation and building and construction industries, which are both seasonal, highly cyclical and dependent upon general economic conditions. For example, during recessions or periods of low growth, the transportation and building and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our near-term profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition. Economic downturns in regional and global economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly mitigate the effect of cyclical downturns.
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
Significant increases in the price of primary aluminum, aluminum scrap, alloys, hardeners, or energy would cause our cost of sales to increase significantly and, if not offset by product price increases, would negatively affect our financial condition and results of operations. We are substantial consumers of raw materials, and by far the largest input cost in producing our goods is the cost of aluminum. The cost of energy used by us is also substantial. Customers pay for our products based on the price of the aluminum contained in the products, plus a “rolling margin” or “conversion margin” fee (the “Price Margin”), or based on a fixed price. In general, we use this pricing mechanism to pass changes in the price of aluminum, and, sometimes, in the price of natural gas, through to our customers. In most end-uses and by industry convention, however, we offer our products at times on a fixed price basis as a service to the customer. This commitment to supply an aluminum-based product to a customer at a fixed price often extends months, but sometimes years, into the future. Such commitments require us to purchase raw materials in the future, exposing us to the risk that increased aluminum or natural gas prices will increase the cost of our products, thereby reducing or eliminating the Price Margin we receive when we deliver the product. These risks may be exacerbated by the failure of our customers to pay for products on a timely basis, or at all.
Furthermore, the RPNA, RPEU and Extrusions segments are exposed to variability in the market price of a premium differential (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. We have been experiencing greater volatility in the premium, which can also increase the variability in our earnings. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our customers, who may delay purchases from us during times of uncertainty with respect to the premium differential. The RPNA, RPEU and Extrusions segments follow a pattern of increasing or decreasing their selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam.
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
We purchase and sell LME forwards, futures and options contracts to seek to reduce our exposure to changes in aluminum, copper and zinc prices. The ability to realize the benefit of our hedging program is dependent upon factors beyond our control, such as counterparty risk as well as our customers making timely payment to us for product. In addition, at certain times, hedging options may be unavailable or not available on terms acceptable to us. In certain scenarios when market price movements result in a decline in value of our current derivatives position, our mark-to-market expense may exceed our credit line and counterparties may request the posting of cash collateral. Despite the use of LME forwards, futures and options contracts, we remain exposed to the variability in prices of aluminum scrap. While aluminum scrap is typically priced in relation to prevailing LME prices, certain scrap types used in our RSAA operations are not highly correlated to an underlying LME price and, therefore, are not hedged. Scrap is also priced at a discount to LME aluminum (depending upon the quality of the material supplied). This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. In addition, we purchase forwards, futures or options contracts to reduce our exposure to changes in natural gas prices. We do not account for our forwards, futures, or options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on our derivative financial instruments must be reported in our consolidated results of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period to period earnings volatility that is not necessarily reflective of our underlying operating performance. See Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”
We may encounter increases in the cost, or limited availability, of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.
We require substantial amounts of raw materials and energy in our business, consisting principally of primary aluminum, aluminum scrap, alloys and other materials, and energy, including natural gas. Any substantial increases in the cost of raw materials or energy could cause our operating costs to increase and negatively affect our financial condition and results of operations.
Aluminum scrap, primary aluminum, rolling slab, billet and hardener prices are subject to significant cyclical price fluctuations. Metallics (primary aluminum metal, aluminum scrap and aluminum dross) represent the largest component of our costs of sales. We purchase aluminum primarily from aluminum scrap dealers, primary aluminum producers and other intermediaries. We meet our remaining requirements with purchased primary-based aluminum. We have limited control over the price or availability of these supplies.
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
After raw material and labor costs, utilities represent the third largest component of our cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. Price and volatility can differ by global region based on supply and demand, political issues and government regulation, among other things. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to reduce the effect of higher natural gas costs on our cost of sales. If natural gas costs increase, our financial condition and results of operations may be adversely affected. Although we attempt to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in certain of our long-term supply contracts, we may not be able to eliminate or reduce the effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may also limit our potential benefit from declining costs.
The profitability of our scrap-based recycling, rolling and extrusion operations depends, in part, on the availability of an adequate source of supplies.
We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap and wait for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the previous economic crisis reduced the supply of scrap metal available to us. In addition, exports of scrap out of North America and Europe can negatively impact scrap availability and scrap and metal spreads. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operations and financial condition would be materially and adversely affected.
Our rolled and extruded products operating segments depend on external suppliers for rolling slab and billet for certain products. The availability of rolling slab and billet is dependent upon a number of factors, including general economic conditions, which can impact the supply of available rolling slab and billet and LME pricing, where lower LME prices may cause certain rolling slab and billet producers to curtail production. If rolling slab and billet are less available, our margins could be impacted by higher premiums that we may not be able to pass along to our customers or we may not be able to meet the volume requirements of our customers, which may cause sales losses or result in damage claims from our customers. We maintain long-term contracts for certain volumes of our rolling slab and billet requirements, for the remainder we depend on annual and spot purchases. If we enter into a period of persistent short supply, we could incur significant capital expenditures to internally produce 100% of our rolling slab and billet requirements.
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
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for approximately 29% of our consolidated revenues for the year ended December 31, 2013. No one customer accounted for more than 5% of those revenues. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and arrangements with customers subject us to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and we may be unable to timely replace, or replace at all, lost order volumes. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. Similar incidents in the future would adversely impact our financial conditions and results of operations.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.
Approximately 71% of our consolidated revenues for the year ended December 31, 2013 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. Our total capital expenditures were $238.3 million, $390.2 million, and $204.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capital expenditures over the past three years include spending related to the Zhenjiang rolling mill. We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plants and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

The Zhenjiang rolling mill will require significant funding to support start-up of full operations.
We have completed construction of the Zhenjiang rolling mill and began limited production in the beginning of 2013. We intend to continue the start-up phase of that operation through the first half of 2014, growing our sales meaningfully as the year progresses. To support this phase, the mill will require funding for start-up expenses, residual capital expenditures, interest on third party debt and working capital, potentially reaching an aggregate of $75.0 million in 2014. This funding will come from an RMB 410.0 million (or equivalent to approximately $67.1 million) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China and with capital provided by us.
We anticipate the Zhenjiang rolling mill will incur start-up expenses ranging from $15.0 million to $20.0 million in the first half of 2014. These start-up expenses are tied to non-recurring operating losses expected to be incurred while the mill is ramping up to full production, as well as expenses associated with obtaining certification to produce aircraft sheet and plate. We anticipate that the mill will exit the start-up phase of operations upon receiving these certifications (currently anticipated in the third quarter of 2014).
Furthermore, significant investment in working capital is needed to fund our anticipated sales growth in 2014. Working capital requirements are anticipated to be funded under the Zhenjiang Revolver and with capital provided by us. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese market. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang Revolver, including “completing construction of the Zhenjiang rolling mill with the ability to produce aluminum products in commercially feasible quantities.” We cannot be certain that we will be able to draw all amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital needs in China, which may delay our ability to produce and sell material from the Zhenjiang rolling mill.
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
Our international operations expose us to certain risks inherent in doing business abroad.
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

▪	currency exchange rate fluctuations;

▪	tariffs and other trade barriers;

▪	the potential for nationalization of enterprises or government policies favoring local production;

▪	interest rate fluctuations;

▪	high rates of inflation;

▪	currency restrictions and limitations on repatriation of profits;

▪	differing protections for intellectual property and enforcement thereof;

▪	differing and, in some cases, more stringent labor regulations;

▪	divergent environmental laws and regulations; and

▪	political, economic and social instability.
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
Financial responsibility for contaminated property can be imposed on us where current operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. The costs of all such matters have not been material to net income (loss) for any accounting period since January 1, 2009. However, future remedial requirements at currently owned or operated properties or adjacent areas could result in significant liabilities.
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
Approximately 46% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of our operations.
Labor negotiations may not conclude successfully, and, in that case or any other, work stoppages or labor disturbances may occur. Any such stoppages or disturbances may have a negative impact on our financial condition and results of operations by limiting plant production, sales volumes and profitability.
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
We use over-the-counter (“OTC”) derivatives products to hedge our metal commodity risks and, historically, our interest rate and currency risks. Legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivatives transactions and participants in these markets, which could affect the use of derivatives in hedging transactions. In the U.S., for example, the U.S. Congress has enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) and the President signed it into law on July 21, 2010. The Dodd-Frank Act includes extensive provisions regulating the derivatives market, and many of the regulations implementing the derivatives provisions have become effective and additional requirements will become effective in the future. As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with more market intermediaries that are now subject to extensive regulation pursuant to the Dodd-Frank Act. For example, derivatives dealers may seek to pass to us the cost of any increased margin, capital or other regulatory requirements that they are subject to under Dodd-Frank, which could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities. As the regulatory regime is still developing and additional regulations have not been finalized or fully implemented, the ultimate costs of Dodd-Frank and similar legislation in other jurisdictions, including the European Union member states, on our business remain uncertain. However, such costs could be significant and have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally that impact the derivatives market and market participants could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business and have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our RPNA segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for these plans have been met as of December 31, 2013, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $33.7 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”) of certain “reportable events,” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
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
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2013, our total consolidated indebtedness was $1.2 billion, excluding $40.7 million of outstanding letters of credit. We also would have had the ability to borrow up to $382.8 million under the ABL Facility. Aleris Zhenjiang, which is an unrestricted subsidiary and non-guarantor under the indentures governing the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”) and the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”), had the ability to borrow up to an additional $67.1 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) under the Zhenjiang Revolver. Our substantial level of debt and debt service obligations could have important consequences, including the following:

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
When Aleris International emerged from bankruptcy protection, the emergence was structured as an asset acquisition. Although we expect the asset acquisition to be treated as a taxable transaction, there is no assurance that the IRS would not take a contrary position. Were the transfer of assets to Aleris International determined to constitute a tax-free reorganization, our consolidated group would carry over the tax attributes of the Predecessor and its subsidiaries (including tax basis in assets), subject to the required attribute reduction attributable to the substantial cancellation of debt incurred and other applicable limitations. The required attribute reduction would be expected to leave our consolidated group with little or no net operating loss carryforwards and with a significantly diminished tax basis in our assets (with the result that our consolidated group could have increased taxable income over time, as such assets are sold or would otherwise be depreciated or amortized).
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our production and manufacturing facilities are listed below by reportable segment.

Reportable Segment	Location	Owned / Leased

Rolled Products North America	Clayton, New Jersey	Owned
	Buckhannon, West Virginia	Owned
	Ashville, Ohio	Owned
	Richmond, Virginia	Owned
	Uhrichsville, Ohio (1)	Owned
	Lewisport, Kentucky	Owned

Rolled Products Europe	Duffel, Belgium	Owned
	Koblenz, Germany	Owned
	Voerde, Germany	Owned

Rolled Products Asia Pacific	Zhenjiang, PRC	Granted Land Rights

Extrusions	Duffel, Belgium	Owned
	Tianjin, PRC	Granted Land Rights
	Bitterfeld, Germany	Owned
	Vogt, Germany	Owned
	Bonn, Germany	Owned

Recycling and Specification Alloys North America	Morgantown, Kentucky	Owned
	Sapulpa, Oklahoma	Owned
	Loudon, Tennessee	Owned
	Wabash, Indiana (1)	Owned
	Friendly, West Virginia	Owned
	Post Falls, Idaho	Owned
	Rock Creek, Ohio	Owned
	Elyria, Ohio	Owned
	Macedonia, Ohio	Owned
	Goodyear, Arizona	Leased
	Chicago Heights, Illinois	Owned
	Saginaw, Michigan	Owned
	Coldwater, Michigan (1)	Owned
	Steele, Alabama	Owned
	Monclova, Mexico	Owned
	Mississauga, Canada	Owned

Recycling and Specification Alloys Europe	Romsdal, Norway	Owned
	Raudsand, Norway	Owned
	Swansea, Wales	Leased
	Grevenbroich, Germany	Owned
	Deizisau, Germany	Owned
	Töging, Germany	Owned
(1)Two facilities at this location.

    The following table presents the average operating rates for each of our six operating segments’ facilities for the years ended December 31, 2013, 2012 and 2011:

	For the years ended December 31,
Segment	2013	2012	2011
RPNA	89%	86%	88%
RPEU	90	82	90
RPAP (1)	55	—	—
Extrusions	81	80	91
RSAA	68	73	78
RSEU	78	83	86
________________________
(1) The average operating rates for our RPAP segment were based on the assets that were placed into service during 2013.
The Zhenjiang rolling mill, which began limited production in 2013, is located in Zhenjiang City, Jiangsu Province in China and has been granted a 50 year right to occupy the land on which the factory resides.
Our Cleveland, Ohio corporate facility houses our principal executive office, as well as our offices for RPNA and RSAA, and we currently lease approximately 70,707 square feet for those purposes.
Our principal European corporate offices are located in Zurich, Switzerland and we currently lease approximately 7,464 square feet.
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
In March 2014, the Company plans to enter into a consent order with the Michigan Department of Environmental Quality, Air Quality Division (the “MDEQ”) to resolve alleged violations of federal and state environmental air quality regulations in connection with the operation of the Company’s facilities in Coldwater, Michigan.  Under the proposed consent order, which remains subject to a public comment period, the Company has agreed to pay the MDEQ civil penalties of $180,000.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is privately held. There is no established public trading market for our common stock.
Holders
As of February 4, 2014, there were 137 holders of our common stock.
Dividends
On April 30, 2013, Aleris International used a portion of the net proceeds from the sale of the 7 7/8% Senior Notes to pay us cash dividends of approximately $313.0 million, which we then paid as a cash dividend of $10.00 per share to our stockholders of record as of April 19, 2013. Aleris International used a portion of the net proceeds from the sales of the 7 5/8% Senior Notes to pay us cash dividends of approximately $300.0 million, $100.0 million and $100.0 million on February 28, 2011, June 30, 2011 and November 10, 2011, respectively, which we then paid as dividends, pro rata, to our stockholders.
We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the ABL

Facility, the indentures governing the Senior Notes and the China Loan Facility contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of our subsidiaries to pay dividends on their capital stock and make other restricted payments. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details of the ABL Facility and the Senior Notes.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the Aleris Corporation 2010 Equity Compensation Plan, see Item 11. – “Executive Compensation – Equity compensation plan information.”
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company. The selected historical financial data for the years ended December 31, 2013, 2012 and 2011, the seven months ended December 31, 2010, the five months ended May 31, 2010 and the year ended December 31, 2009 and as of December 31, 2013, 2012, 2011, 2010, May 31, 2010 and December 31, 2009 have been derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interest for the years ended December 31, 2013, 2012 and 2011 and the audited consolidated balance sheets as of December 31, 2013 and 2012 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
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

	(Successor)				(Predecessor)
(Dollars and shares in millions, (except per share data), metric tons in thousands)	For the years ended December 31,			For the seven months ended December 31,	For the five months ended May 31,	For the year ended December 31,
	2013	2012	2011	2010	2010	2009
Statement of Operations Data:
Revenues	$4,332.5	$4,412.4	$4,826.4	$2,474.1	$1,643.0	$2,996.8
Operating income (loss) (a)	66.2	186.8	195.8	78.5	74.4	(911.0)
(Loss) income from continuing operations (a)	(36.1)	107.0	161.2	71.4	2,204.1	(1,187.4)
Net (loss) income (a)	(36.1)	107.0	161.2	71.4	2,204.1	(1,187.4)
Net (loss) income attributable to Aleris Corporation (a)	(37.1)	107.5	161.6	71.4	2,204.1	(1,187.4)
(Loss) earnings per share:
Basic	$(1.20)	$3.28	$5.20	$2.28
Diluted	(1.20)	3.08	4.91	2.21
Weighted-average shares outstanding
Basic	31.2	31.1	31.0	30.9
Diluted	31.2	34.1	33.3	32.6
Dividends declared per common share (b)	$10.00	$—	$16.00	$—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$60.1	$592.9	$231.4	$113.5	$60.2	$108.9
Total assets	2,472.9	2,918.2	2,037.6	1,779.7	1,697.6	1,580.3
Total debt	1,237.4	1,227.9	602.0	50.4	585.1	842.7
Redeemable noncontrolling interest	5.7	5.7	5.4	5.2	—	—
Total Aleris Corporation stockholders’ equity (deficit) (b)	368.4	633.9	554.4	937.8	(2,189.4)	(2,180.4)

Other Financial Data:
Net cash provided (used) by:
Operating activities	$31.9	$152.5	$266.9	$119.1	$(174.0)	$56.7
Investing activities	(235.4)	(411.1)	(197.3)	(26.2)	(15.7)	(59.8)
Financing activities	(331.6)	617.2	53.7	(83.6)	187.5	60.8
Depreciation and amortization	129.5	84.8	70.3	38.4	20.2	168.4
Capital expenditures	(238.3)	(390.2)	(204.6)	(46.5)	(16.0)	(68.6)

Other Data:
Metric tons invoiced:
RPNA	372.3	395.7	370.5	213.7	156.9	309.4
RPEU	345.4	298.9	314.4	184.0	120.0	231.8
RPAP	4.8	—	—	—	—	—
Extrusions	69.1	68.2	75.7	41.8	30.2	65.0
RSAA	857.4	868.2	894.7	567.6	342.7	690.6
RSEU	364.4	385.0	387.2	221.3	151.0	310.6
Intersegment shipments	(64.2)	(41.3)	(36.9)	(29.2)	(21.0)	(36.2)
Total metric tons invoiced	1,949.2	1,974.7	2,005.6	1,199.2	779.8	1,571.2

(a)
Operating income (loss), (loss) income from continuing operations, net (loss) income and net (loss) income attributable to Aleris Corporation include restructuring and impairment charges of $862.9 million for the year ended December 31, 2009. (Loss) income from continuing operations, net (loss) income and net (loss) income attributable to Aleris Corporation also include reorganization gains of approximately $2.2 billion for the five months ended May 31, 2010.

(b)	We paid $313.0 million and $500.0 million in cash dividends to our stockholders during the years ended December 31, 2013 and 2011, respectively.
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

▪
our levels of indebtedness and debt service obligations, including changes in our credit ratings, material increases in our cost of borrowing or the failure of financial institutions to fulfill their commitments to us under committed facilities;

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. This discussion should be read in conjunction with our audited consolidated financial statements and notes and other financial information appearing elsewhere in this annual report on Form 10-K. Our discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. For more information about these assumptions and other risks relating to our businesses and our Company, you should refer to Item 1A. – “Risk Factors.”
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2013 and 2012 and our consolidated results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations, key business strategies, the aluminum industry, our critical measures of financial performance and our operating segments;

▪	Fiscal 2013 Summary and Outlook for 2014 – a discussion of the key financial highlights for 2013, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Exchange Rates – a discussion of our subsidiaries’ functional currencies and the related currency translation adjustments;

▪	Contractual Obligations – a summary of our estimated significant contractual cash obligations and other commercial commitments at December 31, 2013;

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments; and

▪
Recently Issued Accounting Standards Updates – a discussion of the impact of any recently issued accounting standard updates that have had an impact on the presentation of our consolidated financial position, results of operations and cash flows or have not yet been adopted.

Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 39 production facilities worldwide, with 15 production facilities that provide rolled and extruded aluminum products and 24 recycling and specification alloy manufacturing plants. Our newest production facility is a state-of-the-art aluminum rolling mill in China that produces semi-finished rolled aluminum products (the “Zhenjiang rolling mill”), through our wholly owned subsidiary, Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”). We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive, transportation, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices and local premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 69% of our costs of sales for year ended December 31, 2013. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2013, 2012 and 2011 were $1,846, $2,019 and $2,398, respectively. Average LME aluminum prices per ton experienced an 8% decline during the second quarter of 2013 before stabilizing during the second half of the year. LME prices averaged $1,781 and $1,767 per ton in the third and fourth quarters of 2013, respectively, the lowest quarterly averages since the second quarter of 2009. For the full year, average LME aluminum prices per ton were approximately 9% lower than 2012.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
As a result of utilizing LME aluminum prices and local premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 85% of our rolled products sales for the year ended December 31, 2013 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we utilize derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
Although our business model strives to reduce the impact of aluminum price fluctuations on our financial results, it cannot eliminate the impact completely. For example, the profitability of our recycling and specification alloy segments is impacted by changes in scrap aluminum prices whose movement may not be correlated to the price we are able to charge our customers. In addition, at times the profitability of our RPNA segment is impacted by changes in scrap aluminum prices whose movement may not be correlated to movements in LME prices. Furthermore, certain segments are exposed to variability in the local premium differential charged by industry participants to deliver aluminum from the smelter to the manufacturing facility, such as the Midwest Premium. This premium differential cannot be hedged and fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. In addition to impacting the price we pay for the raw materials we purchase, our customers may be reluctant to place orders with us during times of uncertainty in the pricing of the Midwest Premium or Duty Paid/Unpaid Rotterdam. Such uncertainty with respect to the Midwest Premium has been a concern in recent months as changes in LME warehousing rules are being contemplated and Midwest Premiums have reached unprecedented levels.
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
Furthermore, we believe we have opportunities to enhance our product mix. Currently, we are:

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
Continue to expand in China and other select international regions
We intend to expand our global operations where we see the opportunity to enhance our manufacturing capabilities, grow with existing customers, gain new customers or penetrate higher-growth industries and regions. We believe disciplined expansion focused on these objectives will allow us to achieve attractive returns. Our international expansion has followed these principles and includes the construction of our Zhenjiang rolling mill that produces value-added plate products for the aerospace, general engineering and other transportation industry segments in China. We designed the mill with the capability to expand into other high value-added products.
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
Continue to focus on the Aleris Operating System to drive productivity
Our culture focuses on continuous improvement, achievement of synergies and optimal use of capital resources. As such, we have established the AOS, a company-wide ongoing initiative, to align and coordinate all key processes of our operations. AOS is an integrated system of principles, operating practices and tools that engages all employees in the transformation of our core business processes and the relentless pursuit of value creation. We focus on key operating metrics for all of our global businesses and plants and strive to achieve best practices both internally and in comparison with external benchmarks. The AOS initiative utilizes various tools, including Six Sigma and Lean methodologies, to drive sustainable productivity improvements. Our AOS and productivity programs generated approximately $52.0 million and $44.0 million of cost savings during the years ended December 31, 2013 and 2012, respectively.
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

▪
using formula pricing in our rolled and extruded products segments, based on a market-based primary aluminum price plus a conversion fee, which effectively passed aluminum costs through to our customers for approximately 85% of our rolled products sales for the year ended December 31, 2013;

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

▪
pursuing tolling arrangements that reduce exposure to aluminum and other commodity price fluctuations where customer metal is available and which accounted for approximately 53% of the total metric tons invoiced in our recycling and specification alloy segments for the year ended December 31, 2013.

These techniques minimize both transactional margin and inventory valuation risk. Additionally, we seek to reduce the effects of copper, zinc, natural gas and electricity price volatility through the use of financial derivatives and forward purchases, as well as through price escalators and pass-throughs contained in some of our customer supply agreements.
Selectively pursue strategic transactions
We have grown significantly through the successful completion of 12 strategic acquisitions from 2004 through 2013 targeted at broadening product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. We believe that a number of acquisition opportunities exist in the industries in which we operate and we recently signed a definitive agreement to purchase Nichols Aluminum LLC, a wholly owned subsidiary of Quanex Building Products Corporation and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America. Closing of the transaction is subject to customary closing conditions and regulatory approvals.
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

Critical Measures of Our Financial Performance
The financial performance of our operating segments are the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volume will result in lower per unit costs, while higher invoiced volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of commercial margin and commercial margin per ton in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (defined below) from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), changes in local pricing premiums, toll fees, product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes and changes in premium differentials on our operating results. This exposure exists because we value our inventories under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices.
Our exposure to changing primary aluminum prices and premium differentials, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our rolled products and extrusions operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices and premium differentials to the extent it is not committed to fixed price sales orders.
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and cannot reduce our exposure to changing premium differentials. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At December 31, 2013 and 2012, no cash collateral was posted.
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
In addition to analyzing our consolidated operating performance based upon revenues and EBITDA, we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment asset amounts have been restated to conform to the current definition of segment assets, which was changed in the first quarter of 2013 to include the assets of RPAP.
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
Rolled Products North America
Our RPNA segment consists of seven manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous ingot cast and pellet compaction technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Rolled Products North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	372.3	395.7	370.5

Segment revenues	$1,194.8	$1,299.7	$1,346.4
Hedged cost of metal	(742.0)	(814.0)	(881.7)
Favorable metal price lag	(5.6)	(6.4)	(6.2)
Segment commercial margin	$447.2	$479.3	$458.5
Segment commercial margin per ton invoiced	$1,201.3	$1,211.1	$1,237.4

Segment income	$81.8	$117.6	$111.1
Favorable metal price lag	(5.6)	(6.4)	(6.2)
Segment Adjusted EBITDA (1)	$76.2	$111.1	$104.9
Segment Adjusted EBITDA per ton invoiced	$204.6	$280.9	$283.0
(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as an aluminum casting plant in Voerde, Germany that was acquired in August 2012 (the “Voerde cast house”), that produces rolling slab and billets used by our RPEU and Extrusions segments. Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Rolled Products Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	345.4	298.9	314.4

Segment revenues	$1,443.2	$1,324.9	$1,541.6
Hedged cost of metal	(821.4)	(747.1)	(926.4)
Favorable metal price lag	(16.6)	(7.1)	(9.9)
Segment commercial margin	$605.2	$570.7	$605.3
Segment commercial margin per ton invoiced	$1,752.2	$1,909.5	$1,925.2

Segment income	$132.1	$144.6	$157.6
Impact of recording amounts at fair value through fresh-start and purchase accounting	(0.1)	(0.8)	3.8
Favorable metal price lag	(16.6)	(7.1)	(9.9)
Segment Adjusted EBITDA (1)	$115.3	$136.7	$151.5
Segment Adjusted EBITDA per ton invoiced	$333.9	$457.4	$481.9
(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in 2013. The mill will continue to incur start-up expenses as we increase volume to full production and are qualified by our aerospace customers. These start-up expenses represent operating losses incurred while the mill is ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Revenues for the year ended December 31, 2013 were $20.7 million. For the year ended December 31, 2013, the segment generated a segment loss and negative segment Adjusted EBITDA of $0.2 million. Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. For the year ended December 31, 2013, total start-up and depreciation expenses were $31.6 million and $17.2 million, respectively.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Extrusions
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Segment metric tons invoiced	69.1	68.2	75.7

Segment revenues	$355.2	$357.4	$410.3
Hedged cost of metal	(193.7)	(196.1)	(242.8)
Favorable metal price lag	(0.7)	(2.6)	(2.7)
Segment commercial margin	$160.8	$158.7	$164.8
Segment commercial margin per ton invoiced	$2,329.0	$2,327.4	$2,177.4

Segment income	$11.7	$16.4	$10.9
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	(0.1)	(0.3)
Favorable metal price lag	(0.7)	(2.6)	(2.7)
Segment Adjusted EBITDA (1)	$11.0	$13.8	$7.9
Segment Adjusted EBITDA per ton invoiced	$159.2	$202.3	$104.1
(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. Our North American recycling business consists of 18 facilities located in the United States, Canada and Mexico. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to automotive, consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volume is sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee. For the year ended December 31, 2013, approximately 56% of the total RSAA segment volumes shipped in 2013 were under such tolling arrangements.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Recycling and Specification Alloys North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Buy and sell segment metric tons invoiced	379.4	371.8	362.1
Toll segment metric tons invoiced	478.0	496.4	532.6
Segment metric tons invoiced	857.4	868.2	894.7

Segment revenues	$938.4	$947.6	$983.8
Hedged cost of metal	(647.9)	(654.5)	(660.6)
Segment commercial margin	$290.5	$293.1	$323.2
Segment commercial margin per ton invoiced	$338.8	$337.6	$361.3

Segment income	$54.0	$53.6	$80.9
Segment Adjusted EBITDA	$54.0	$53.6	$80.9
Segment Adjusted EBITDA per ton invoiced	$62.9	$61.7	$90.4
Recycling and Specification Alloys Europe
We are a leading European recycler of aluminum scrap and magnesium through our RSEU segment. Our recycling operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our European recycling business consists of six facilities located in Germany, Norway and Wales. Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. The segment’s recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Approximately 47% of the volume shipped from our RSEU segment during the year ended December 31, 2013 was through such tolling arrangements.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Recycling and Specification Alloys Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2013	2012	2011
Buy and sell segment metric tons invoiced	192.5	204.0	196.8
Toll segment metric tons invoiced	171.9	181.0	190.4
Segment metric tons invoiced	364.4	385.0	387.2

Segment revenues	$561.1	$601.9	$685.1
Hedged cost of metal	(379.1)	(415.9)	(474.7)
Segment commercial margin	$182.0	$186.0	$210.4
Segment commercial margin per ton invoiced	$499.4	$483.0	$543.3

Segment income	$14.3	$19.4	$35.3
Segment Adjusted EBITDA	$14.3	$19.4	$35.3
Segment Adjusted EBITDA per ton invoiced	$39.3	$50.4	$91.1
Fiscal 2013 Summary
Listed below are key financial highlights for the year ended December 31, 2013 as compared to 2012:

▪
Aluminum prices continued to decline in 2013 as the global oversupply of primary aluminum continued to keep LME prices at depressed levels despite solid demand fundamentals and long-term growth prospects. Our 2013 revenues declined 2% from the prior year primarily due to lower aluminum prices, partially offset by a weaker U.S. dollar;

▪
Net loss attributable to Aleris Corporation for 2013 was $37.1 million compared to net income of $107.5 million for 2012. In addition to the factors that drove lower Adjusted EBITDA, as discussed below, the decrease in profitability resulted from increases in start-up costs primarily associated with the Zhenjiang rolling mill, depreciation and interest expenses of approximately $7.7 million, $44.7 million and $45.5 million, respectively;

▪
Adjusted EBITDA decreased 20% to $236.2 million in 2013 from $293.6 million in the prior year and was negatively impacted by tighter scrap and metal spreads resulting from low LME prices and demand for scrap exceeding supply, particularly in the first half of 2013. Tighter spreads reduced Adjusted EBITDA by approximately $27.0 million. Competition in common alloy rolled products in North America and economic conditions in Europe reduced rolling margins by approximately $22.0 million. Lower sales and fourth quarter production volumes, resulting from weaker demand from the North American building and construction industry, a 2012 strike at a competitor and inventory reduction initiatives reduced Adjusted EBITDA by approximately $20.0 million. These decreases were partially offset by net productivity savings and lower incentive compensation of $13.0 million.

▪	Cash provided by operating activities was $31.9 million in 2013, down from $152.5 million in 2012.

▪
Liquidity at December 31, 2013 was approximately $442.9 million, which consisted of $382.8 million of availability under Aleris International’s ABL Facility (as defined below) plus $60.1 million of cash.

▪	Capital expenditures decreased to $238.3 million in 2013 from a record $390.2 million of spending in the prior year, as many capital projects were completed and have begun to generate revenue.

Outlook for 2014
The following factors are anticipated to have a significant impact on our 2014 performance:

▪
According to estimates from CRU International Limited (“CRU”), primary aluminum consumption growth is projected to be 6% for 2014. CRU also estimates global flat rolled products consumption will grow 6% in 2014. We expect to continue to position our businesses to capitalize on the increase in global aluminum demand;

▪
Demand for our aerospace products typically trend with aircraft backlog and build rates. The combined order backlog of Airbus and Boeing increased 61% from 6,600 planes at the beginning of 2011 to 10,600 planes through December 2013. Our 2013 aerospace volume did not benefit from this expected demand as a result of customer destocking due to excess aerospace plate inventory. Although we believe this backlog will translate into positive growth over the long-term, customer destocking is expected to continue to negatively impact aerospace volume in 2014. However, we continue to position ourselves to benefit from this expected demand as we prepare to sell aircraft qualified material from the Zhenjiang rolling mill, which is anticipated to begin in the second half of 2014.

▪
Demand for our auto body sheet and specification alloy products trends with both automobile build rates as well as with the amount of aluminum used in automobiles for light-weighting purposes. IHS Automotive estimates that North American light vehicle production will grow approximately 4% in 2014, while European light vehicle production is expected to increase by 1% in 2014. We believe that an increase in the amount of aluminum used in automobiles for light-weighting purposes may increase demand for our products at a higher rate than the overall growth rate for light vehicle production, particularly in Europe. We successfully commissioned our capacity expansion in Duffel, Belgium in 2013 and expect our auto body sheet volume to trend positively with this expected demand increase;

▪
We are one of the largest suppliers of aluminum sheet to the building and construction industry in North America. According to the National Association of Home Builders (“NAHB”), 2013 single family housing starts in the United States were 618,000 and are projected to be 822,000 in 2014. In addition, the NAHB also estimates that total housing starts in the U.S. will increase from 927,000 in 2013 to 1,155,000 in 2014;

▪
Demand for many of our products is impacted by regional economic factors in North America and Europe, including GDP and industrial production. We believe that the impact of the European debt crisis has begun to subside and that demand for our regionally-based European plate and sheet products will continue to recover in 2014. We expect that volume trends for our regionally-based North American products will be largely dependent on the continued strength of the recovery of the U.S. economy which may be negatively impacted by the unprecedented levels of the Midwest Premium; and

▪
During the first half of 2013, tighter metal spreads negatively impacted earnings. Metal spreads tightened due to a number of factors, including the relatively low price of aluminum and low levels of scrap generation (resulting from low industrial production). Also during 2013, the Chinese government implemented stricter controls over the quality of secondary materials, such as aluminum scrap, imported from North America and Europe. This served to increase scrap availability in these regions and improved metal spreads during the second half of 2013. Although LME prices remain depressed, we expect that, while spreads may contract from their recent higher levels, they will show modest improvement compared to the historically low 2013 average, particularly in the first half of 2014. For rolled products, we expect that low LME prices coupled with increased demand for scrap will keep scrap spreads at low levels. Also, we anticipate unprecedented levels of the Midwest Premium will translate into higher temporary margins in the first quarter of 2014. This temporary benefit is expected to subside as we move into the second quarter of 2014 and could turn negative if the premium declines.

In 2011, we initiated a number of significant capital expenditure programs to capture long-term growth in our global market segments as well as in regional product lines. We completed many of these initiatives during the course of 2013 and expect to realize benefits in 2014. Specifically, in 2013:

▪
We completed the construction of our Zhenjiang rolling mill and are in the process of obtaining certifications to sell aerospace plate. The rolling mill began shipping product in the first quarter of 2013 and we expect to continue to ramp up volume for non-aerospace heat treat and non-heat treat plate in 2014. We anticipate that the rolling mill will continue to incur start-up expenses ranging from $12 million to $16 million in the first half of 2014 until aircraft certifications are received, after which we anticipate the rolling mill’s losses to decrease significantly moving towards break-even in the fourth quarter of 2014. Start-up losses will not be included in segment income or segment Adjusted EBITDA;

▪
We completed the construction of our $70 million cold rolling mill in Duffel, Belgium. The cold rolling mill is now producing coil for higher shipments of wide auto body sheet in support of growing demand from the automotive industry, which we expect strong demand growth from in 2014;

▪
We completed the construction of a wide aluminum sheet coating facility in Ashville, Ohio and began production in the first quarter of 2013. We expect that the facility will reduce our cost structure as well as increase our product capabilities in commercial trailer and building and construction; and

▪
Finally, in an effort to drive additional productivity and efficiency in our organization, selected personnel reductions were implemented during the second quarter of 2013. As a result, we incurred a restructuring charge of $8.6 million, with an approximate one-year pay back.

In 2013, we spent $238 million and expect 2014 capital spending to be approximately $165 million. For 2014, we expect that segment income and Adjusted EBITDA will be higher than 2013, benefiting from the above mentioned economic trends, strength in our higher value-added automotive global market segment, as well as solid fundamentals in the North American building and construction industry as compared to 2013. However, first quarter 2014 results are expected to be slightly lower than the prior year period due to lower aerospace volume, the drastic weather conditions in North America and historically high Midwest Premium differentials.
Results of Operations
Review of Consolidated Results
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues for the year ended December 31, 2013 were approximately $4.3 billion compared to approximately $4.4 billion for the year ended December 31, 2012. The 2% decrease was primarily due to lower aluminum prices and rolling margins, which decreased revenues by 4%. The combination of volume and mix did not significantly impact revenues as a slight improvement in the mix of products sold offset a decrease in volume. The decrease in volume was partially driven by lower building and construction demand in North America and the impact of a 2012 strike at a competitor, which temporarily increased volume for hot rolled products in the prior year. The decrease in volume was also due to lower demand for specification alloys from European automotive customers and lower overall demand for recycled products in North America. These decreases were partially offset by increased European demand for auto body sheet and regional plate and sheet products. In addition, a weaker U.S. dollar during 2013 increased revenues by approximately 2%.
The following table presents the estimated impact of key factors that resulted in the 2% decrease in our consolidated revenues from 2012:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(37.0)	(3)%	$(53.0)	(4)%	$(17.0)	(5)%	$(12.0)	(1)%	$(20.0)	(3)%	$(139.0)	(3)%
Commercial price	(10.0)	(1)	(9.0)	(1)	(4.0)	—	(13.0)	(1)	(3.0)	—	(39.0)	(1)
Volume/Mix	(58.0)	(4)	99.0	7	7.0	2	16.0	1	(37.0)	(7)	27.0	—
Currency	—	—	35.0	3	12.0	3	—	—	19.0	3	66.0	2
Acquisition	—	—	47.0	4	—	—	—	—	—	—	47.0	1
Other	0.1	*	(0.7)	*	(0.2)	*	(0.2)	*	0.2	*	(0.8)	—
Total	$(104.9)	(8)%	$118.3	9%	$(2.2)	—%	$(9.2)	(1)%	$(40.8)	(7)%	$(38.8)	(1)%
RPAP and intersegment revenues											(41.1)	(1)%
Total											$(79.9)	(2)%
Gross profit for the year ended December 31, 2013 was $289.8 million compared to $465.2 million for the year ended December 31, 2012. Losses associated with the start-up of production at the Zhenjiang rolling mill and higher depreciation expense associated with recent capital investments reduced gross profit by $24.3 million and $33.2 million, respectively. The impact of tighter scrap and metal spreads resulting from lower aluminum selling prices and higher relative scrap purchase prices reduced gross profit by approximately $27.0 million. Lower rolling margins for certain North American and European rolled and extruded products reduced gross profit by approximately $23.0 million. Decreased demand for and production of rolled products in North America as well as weaker demand for specification alloys in Europe further reduced gross profit by approximately $26.0 million. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, negatively impacted gross profit in 2013 when compared to 2012 by an estimated $25.3 million. Inflation in employee, paint, energy and freight costs, as well as higher repair and maintenance spending were partially offset by productivity related savings generated by our AOS initiatives, resulting in a net decrease in gross profit of approximately $14.0 million.
SG&A expenses were $238.1 million for the year ended December 31, 2013 compared to $269.0 million for the year ended December 31, 2012. The $30.9 million decrease primarily resulted from lower incentive compensation and cost reduction and restructuring initiatives, which decreased employee, travel and professional services costs by approximately $31.1 million, as well as lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill of approximately $14.7 million. These decreases were partially offset by an $11.8 million increase in depreciation expense and a $2.9 million increase in stock-based compensation expense primarily due to certain stock options granted during the third quarter of 2013.
During the year ended December 31, 2013, we recorded restructuring charges of $10.7 million, including $8.6 million related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted selected selling, general and administrative positions across the company in an effort to reduce our global cost structure and improve operating results. The annual cost savings associated with these reductions is estimated to be $14.0 million.
During the years ended December 31, 2013 and 2012, we recorded realized (gains) losses on derivative financial instruments of $(25.7) million and $13.0 million, respectively, and unrealized gains of $0.7 million and $14.3 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period. Derivative financial instruments are utilized to reduce exposure to fluctuations in commodity prices, including metal and natural gas prices. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk,” below, for additional information regarding our use of derivative financial instruments.
Further impacting our year-to-date results was a $45.5 million increase in interest expense, net due to the issuance of the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes (as defined below) on October 23, 2012, increased borrowings under the China Loan Facility (as defined below) and decreased capitalized interest when compared to the prior year period. Other expense increased $5.0 million primarily due to an increase in currency exchange losses when compared to the prior year period.
We recorded an income tax benefit of $2.6 million in 2013, which included an income tax benefit of $2.7 million from international jurisdictions and an income tax expense of $0.1 million in the U.S.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues for the year ended December 31, 2012 were approximately $4.4 billion compared to approximately $4.8 billion for the year ended December 31, 2011. The 9% decrease was primarily driven by lower aluminum prices, which reduced revenues by approximately 7% and a stronger U.S. dollar, which reduced revenues by approximately 4%. These decreases were partially offset by an improved mix of products sold during 2012, which more than offset a reduction in overall volumes. The volume decrease was driven by lower demand from our regional European plate and sheet customers and lower North American distribution demand, partially offset by stronger demand from the North American building and construction industry and our global aerospace and auto body sheet customers, as well as a lower percentage of toll volumes in our recycling and specification alloy operations.

The following table presents the estimated impact of key factors that resulted in the 9% decrease in our consolidated revenues from 2011:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(124.0)	(9)%	$(74.0)	(5)%	$(15.0)	(4)%	$(38.0)	(4)%	$(8.0)	(1)%	$(259.0)	(5)%
Commercial price	7.0	—	(2.0)	—	4.0	1	(74.0)	(7)	(17.0)	(5)	(82.0)	(2)
Volume/Mix	70.0	6	(71.0)	(5)	(11.0)	(3)	77.0	8	(3.0)	—	62.0	1
Currency	—	—	(86.0)	(5)	(32.0)	(7)	—	—	(55.0)	(8)	(173.0)	(4)
Acquisition	—	—	16.0	1	—	—	—	—	—	—	16.0	—
Other	0.3	*	0.3	*	1.1	*	(1.2)	*	(0.2)	*	0.3	—
Total	$(46.7)	(3)%	$(216.7)	(14)%	$(52.9)	(13)%	$(36.2)	(3)%	$(83.2)	(14)%	$(435.7)	(10)%
Intersegment revenues											21.7
Total											$(414.0)	(9)%
Gross profit for the year ended December 31, 2012 was $465.2 million compared to $472.1 million for the year ended December 31, 2011. The impact of tighter scrap and metal spreads resulting from lower aluminum selling prices and higher relative scrap purchase prices reduced gross profit by approximately $57.0 million. The negative impact that the strengthening U.S. dollar had on the translation of our euro-based gross profit was partially offset by improved margins for our U.S. dollar-based aerospace and heat exchanger sales. An $11.1 million increase in depreciation expense due to the significant increase in capital expenditures during 2012 and 2011 further impacted gross profit. Rolling margin improvements and higher conversion prices for our extruded products increased gross profit by approximately $9.0 million. In addition, a stronger mix of products sold to our higher value-added global market segments, led by aerospace, improved gross profits and more than offset the impact of lower overall volume. Gross profit for the year ended December 31, 2012 was positively impacted by an estimated $22.0 million of favorable metal price lag, excluding realized losses on metal derivative financial instruments. For the year ended December 31, 2011, gross profit was negatively impacted by an estimated $26.4 million of unfavorable metal price lag, excluding realized gains on metal derivative financial instruments. Productivity savings of approximately $36.0 million generated by our AOS initiatives more than offset approximately $28.0 million of inflation in employee and energy costs.
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
During the years ended December 31, 2012 and 2011, we recorded realized losses (gains) on derivative financial instruments of $13.0 million and $(37.8) million, respectively, and unrealized (gains) losses of $(14.3) million and $37.8 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. Derivative financial instruments are utilized to reduce exposure to fluctuations in commodity prices, including metal and natural gas prices. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk,” below, for additional information regarding our use of derivative financial instruments. Other operating income for the year ended December 31, 2011 included a $4.1 million gain on the sale of land in Europe.
Further impacting our year-to-date results was a $6.1 million increase in interest expense, net due to higher debt levels, which increased interest expense by approximately $19.1 million. This increase was partially offset by a $12.7 million increase in capitalized interest associated with in-process capital projects, including the construction of the Zhenjiang rolling mill. Other expense (income), net changed by $9.5 million as 2011 results benefited from $6.6 million of gains associated with proceeds from insurance settlements and the liquidation of Aleris Aluminum Canada S.E.C. / Aleris Aluminum Canada, L.P. (“Canada LP”).
We recorded a provision for income taxes of $25.4 million in 2012, which included income tax expense of $27.5 million from international jurisdictions and an income tax benefit of $2.1 million in the U.S.

The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2013, 2012 and 2011:

	For the years ended December 31,
	2013	2012	2011
	(in millions, except percentages)
Revenues	$4,332.5	$4,412.4	$4,826.4
Cost of sales	4,042.7	3,947.2	4,354.3
Gross profit	289.8	465.2	472.1
Gross profit as a percentage of revenues	6.7%	10.5%	9.8%
Selling, general and administrative expenses	238.1	269.0	274.3
Restructuring charges	10.7	9.6	4.4
Gains on derivative financial instruments	(26.4)	(1.3)	—
Other operating expense (income), net	1.2	1.1	(2.4)
Operating income	66.2	186.8	195.8
Interest expense, net	97.9	52.4	46.3
Other expense (income), net	7.0	2.0	(7.5)
(Loss) income before income taxes	(38.7)	132.4	157.0
(Benefit from) provision for income taxes	(2.6)	25.4	(4.2)
Net (loss) income	(36.1)	107.0	161.2
Net income (loss) attributable to noncontrolling interest	1.0	(0.5)	(0.4)
Net (loss) income attributable to Aleris Corporation	$(37.1)	$107.5	$161.6

Total segment income	$293.7	$351.6	$395.8
Depreciation and amortization	(129.5)	(84.8)	(70.3)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(50.8)	(56.3)	(60.8)
Restructuring charges	(10.7)	(9.6)	(4.4)
Interest expense, net	(97.9)	(52.4)	(46.3)
Unallocated gains (losses) on derivative financial instruments	0.6	13.9	(37.9)
Unallocated currency exchange (losses) gains	(4.6)	0.2	(1.2)
Start-up expenses	(35.8)	(28.1)	(10.2)
Other expense, net	(3.7)	(2.1)	(7.7)
(Loss) income before income taxes	$(38.7)	$132.4	$157.0

Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the years ended December 31,
	2013	2012	2011
	(dollars in millions, metric tons in thousands)
Revenues:
Rolled Products North America	$1,194.8	$1,299.7	$1,346.4
Rolled Products Europe	1,443.2	1,324.9	1,541.6
Rolled Products Asia Pacific	20.7	—	—
Extrusions	355.2	357.4	410.3
Recycling and Specification Alloys North America	938.4	947.6	983.8
Recycling and Specification Alloys Europe	561.1	601.9	685.1
Intersegment revenues	(180.9)	(119.1)	(140.8)
Consolidated revenues	$4,332.5	$4,412.4	$4,826.4

Metric tons invoiced:
Rolled Products North America	372.3	395.7	370.5
Rolled Products Europe	345.4	298.9	314.4
Rolled Products Asia Pacific	4.8	—	—
Extrusions	69.1	68.2	75.7
Recycling and Specification Alloys North America	857.4	868.2	894.7
Recycling and Specification Alloys Europe	364.4	385.0	387.2
Intersegment shipments	(64.2)	(41.3)	(36.9)
Total metric tons invoiced	1,949.2	1,974.7	2,005.6
Rolled Products North America Revenues
RPNA revenues for the year ended December 31, 2013 decreased $104.9 million compared to the year ended December 31, 2012. This decrease was primarily due to the following:

▪
a 6% decrease in shipments, partially offset by an improved mix of products sold, which decreased revenues by approximately $58.0 million. The decrease in volume was primarily due to an 11% reduction in building and construction demand caused by customer destocking and the impact of a 2012 strike at a competitor, which temporarily increased volume in 2012. Excluding the impact of the strike, building and construction volume was down 4% compared to the prior year period;

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $37.0 million of the decrease in revenues; and

▪	the impact of continued pressure from common alloy imports on prices, which decreased revenues by approximately $10.0 million.
RPNA revenues for the year ended December 31, 2012 decreased $46.7 million compared to the year ended December 31, 2011. This decrease was primarily due to lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Lower aluminum prices reduced revenues by approximately $124.0 million. This decrease was partially offset by the following:

▪
a 7% increase in shipment levels, which increased revenues by approximately $70.0 million. The increase in volume was driven by higher demand from the building and construction industry, due in part to a strike at a competitor in 2012, resulting in a 15% increase in volume, the transportation industry, resulting in an 8% increase in volume, and other general industrial applications due to general economic improvements in the U.S., partially offset by a 5% decrease in shipments to distributors; and

▪	higher rolling margins, resulting from price increases implemented during 2011, which increased revenues by approximately $7.0 million.

Rolled Products Europe Revenues
Revenues from our Rolled Products Europe segment for the year ended December 31, 2013 increased $118.3 million compared to the year ended December 31, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in August 2012. Shipments from the cast house for the seven months ended July 31, 2013 accounted for a 9% increase in the segment’s volume, increasing segment revenues by approximately $47.0 million during that time, of which $12.0 million related to third party sales and $35.0 million related to shipments to our Extrusions segment;

▪
excluding volume associated with the Voerde cast house for the seven months ended July 31, 2013 and approximately $18.0 million of shipments of semi-finished plate and sheet to our Zhenjiang rolling mill, shipments increased 5%, which increased revenues by approximately $81.0 million. The increase in volume was primarily driven by increased demand within our global automotive and heat exchanger business, which increased 12% and 5%, respectively, as well as a 7% increase in regional plate and sheet volume as a result of increased demand in the transportation and building and construction industries; and

▪	a weaker U.S. dollar, which increased revenues by approximately $35.0 million.
These increases were partially offset by lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices, and pricing pressures due to economic conditions in Europe. The decrease in prices resulting from these items reduced revenues by approximately $62.0 million.
Revenues from our Rolled Products Europe segment for the year ended December 31, 2012 decreased $216.7 million compared to the year ended December 31, 2011. This decrease was primarily due to the following:

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
Extrusions Revenues
Revenues from our Extrusions segment for the year ended December 31, 2013 decreased $2.2 million compared to the year ended December 31, 2012. This decrease was primarily due to lower LME aluminum prices and pricing pressures, which combined to reduce the average price of primary aluminum included in our invoiced prices, and accounted for approximately $21.0 million of the reduction in revenues. This decrease was partially offset by the following:

▪	a stronger mix of products sold, which increased revenues by approximately $7.0 million; and

▪	a weaker U.S. dollar, which increased revenues by approximately $12.0 million.
Revenues from our Extrusions segment for the year ended December 31, 2012 decreased $52.9 million compared to the year ended December 31, 2011. This decrease was primarily due to the following:

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
Recycling and Specification Alloys North America Revenues
RSAA revenues for the year ended December 31, 2013 decreased $9.2 million compared to the year ended December 31, 2012. The decrease was primarily due to lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $25.0 million. This decrease was partially offset by an increased percentage of buy/sell volume, as well as increased demand for automotive, transportation and building and construction products, which offset lower demand from the steel industry. The combination of these factors increased revenues by approximately $16.0 million.
RSAA revenues for the year ended December 31, 2012 decreased $36.2 million compared to the year ended December 31, 2011. This decrease was due to lower aluminum and specification alloy prices, which decreased revenues by approximately $112.0 million. This decrease was partially offset by a change in volume and mix, the combination of which increased revenues by approximately $77.0 million. The improved mix, due to a lower percentage of toll sales, more than offset a 3% reduction in invoiced metric tons. The volume reduction was due to lower demand from customers in the container and packaging industry, which was partially offset by improved demand from the automotive industry.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the year ended December 31, 2013 decreased $40.8 million as compared to the year ended December 31, 2012. This decrease was primarily due to the following:

▪
a 5% overall reduction in volume, primarily within the automotive industry caused by the combination of customer in-sourcing, temporary production slow downs and a shift towards eliminating unprofitable volume and limiting spot-priced sales in a tight metal spread environment. Volume reductions decreased revenues by approximately $37.0 million; and

▪
a decrease in the selling prices of our products, resulting from an increase in imports of specification alloys from southern Europe during the first half of 2013, and lower aluminum prices, which combined to reduce revenues by approximately $23.0 million.

These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $19.0 million.
RSEU revenues for the year ended December 31, 2012 decreased $83.2 million compared to the year ended December 31, 2011. This decrease was primarily due to the following:

▪	a stronger U.S. dollar, which decreased revenues by approximately $55.0 million;

▪
a decrease in the selling prices of our products resulting from an increase in imports of specification alloys from southern Europe and lower aluminum prices, which reduced revenues by approximately $25.0 million; and

▪	a 1% decrease in shipment levels, which reduced revenues by approximately $3.0 million.
Segment Income (Loss) and Gross Profit

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Segment income (loss):
Rolled Products North America	$81.8	$117.6	$111.1
Rolled Products Europe	132.1	144.6	157.6
Rolled Products Asia Pacific	(0.2)	—	—
Extrusions	11.7	16.4	10.9
Recycling and Specification Alloys North America	54.0	53.6	80.9
Recycling and Specification Alloys Europe	14.3	19.4	35.3
Total segment income	293.7	351.6	395.8
Items excluded from segment income and included in gross profit:
Depreciation	(108.3)	(75.1)	(64.0)
Start-up expenses	(24.3)	—	—
Other	(1.2)	—	2.2
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	154.2	174.9	185.1
Realized (gains) losses on derivative financial instruments	(25.8)	12.6	(37.9)
Other expense (income), net	1.5	1.2	(9.1)
Gross profit	$289.8	$465.2	$472.1

Rolled Products North America Segment Income
RPNA segment income for the year ended December 31, 2013 decreased $35.8 million compared to the year ended December 31, 2012. This decrease was primarily due to the following:

▪
a 6% reduction in volume and lower fourth quarter production levels, which resulted in fewer costs being capitalized into inventory, partially offset by an improved mix of products sold. These factors combined to reduce segment income by approximately $20.0 million;

▪	the impact of continued pressure from common alloy imports on prices, which decreased segment income by approximately $10.0 million; and

▪	tighter scrap spreads and increased use of primary aluminum due to limited scrap availability, which decreased segment income by approximately $7.0 million.
Productivity related savings of approximately $17.0 million, primarily related to lower scrap processing costs, benefits of lower outside processing costs due to the start-up of our wide coating facility in Ashville, Ohio and reduced SG&A spending, more than offset approximately $13.0 million of higher costs associated with inflation in employee, paint and energy costs, as well as higher operating costs resulting from a fire at our Richmond, Virginia rolling mill during the second quarter of 2013.
RPNA segment income for the year ended December 31, 2012 increased $6.5 million compared to the year ended December 31, 2011. This increase was primarily due to the following:

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
Rolled Products Europe Segment Income
RPEU segment income for the year ended December 31, 2013 decreased $12.5 million compared to the year ended December 31, 2012. This decrease was primarily due to the following:

▪	continued pricing pressures due to economic conditions in Europe, which reduced segment income by approximately $9.0 million;

▪
higher costs associated with inflation in energy, employee and freight costs, as well as higher repair and maintenance spending and production issues, were partially offset by productivity related savings, resulting in a net decrease in segment income of $14.0 million; and

▪	increased metal costs due to low scrap availability reduced margins by approximately $4.0 million.
These decreases were partially offset by favorable metal price lag in 2013 compared to the prior year period, which increased segment income by an estimated $9.5 million.
RPEU segment income for the year ended December 31, 2012 decreased $13.0 million compared to the year ended December 31, 2011. This decrease was primarily due to the following:

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

Extrusions Segment Income
Extrusions segment income for the year ended December 31, 2013 decreased $4.7 million compared to the year ended December 31, 2012. This decrease was primarily due to continued pricing pressures, which decreased segment income by approximately $4.0 million, and unfavorable metal price lag in 2013 compared to the prior year period, which decreased segment income by an estimated $1.9 million. These decreases were partially offset by productivity related savings, which offset higher costs associated with inflation in energy and employee costs.
Extrusions segment income for the year ended December 31, 2012 increased $5.5 million compared to the year ended December 31, 2011. This increase was primarily due to the following:

▪	improved commercial margins resulting from initiatives to optimize the customer base by focusing on higher value business, which increased segment income by approximately $6.0 million; and

▪	productivity related savings, which offset inflation in employee and energy costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the year ended December 31, 2013 increased $0.4 million compared to the prior year period. The increase was primarily due to the following:

▪
productivity related savings of approximately $15.0 million associated with furnace and scrap optimization initiatives and reductions within SG&A expenses, which more than offset $5.0 million of higher costs associated with inflation in employee and energy costs.

▪	an improved mix of products sold, which increased segment income by approximately $3.0 million; and
These increases were offset by metal spreads during the first half of the 2013 as lower aluminum prices drove lower selling prices while scrap demand exceeded supply and kept scrap purchase prices high. These tighter metal spreads reduced segment income by approximately $13.0 million.
RSAA segment income for the year ended December 31, 2012 decreased $27.3 million compared to the year ended December 31, 2011. This decrease was primarily due to the following:

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
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the year ended December 31, 2013 decreased $5.1 million compared to the prior year period. This decrease was primarily due to a 5% decrease in volume and tighter metal spreads as a result of scrap availability issues and unfavorable pricing due to increased imports from southern Europe during the first half of 2013, the combination of which decreased segment income by approximately $9.0 million. Productivity related savings more than offset higher costs associated with inflation in employee costs and resulted in a net increase to segment income of approximately $3.0 million.

RSEU segment income for the year ended December 31, 2012 decreased $15.9 million compared to the year ended December 31, 2011. This decrease was primarily due to the following:

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
Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $30.9 million in the year ended December 31, 2013 as compared to 2012. This decrease was primarily due to the following:

▪	Segment SG&A expenses decreased $20.7 million as restructuring initiatives and lower incentive compensation resulted in lower personnel and travel costs; and

▪
Corporate SG&A expenses decreased $10.2 million as lower incentive compensation, personnel costs, professional fees and travel costs associated with cost reduction and restructuring initiatives reduced SG&A expense by approximately $9.4 million. In addition, lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill reduced SG&A expense by approximately $14.7 million. These decreases were partially offset by a $2.9 million increase in stock-based compensation expense primarily due to certain stock options granted during the third quarter of 2013 and a $5.6 million increase in depreciation expense.

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

Restructuring Charges
2013 Initiatives
During the year ended December 31, 2013, we recorded restructuring charges of $10.7 million, including $8.6 million related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. Cash payments of approximately $4.0 million were made during the year ended December 31, 2013 associated with these personnel reductions. No further charges are anticipated related to these reductions.
2012 Initiatives
During the year ended December 31, 2012, we recorded $9.6 million of restructuring charges, including $7.6 million related to selected personnel reductions implemented during the fourth quarter of 2012. Substantially all cash payments were made during the year ended December 31, 2013 related to these personnel reductions and no further charges are anticipated.

Gains and Losses on Derivative Financial Instruments
During the years ended December 31, 2013, 2012 and 2011, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Realized (gains) losses
Metal	$(26.3)	$5.0	$(41.9)
Natural gas	0.6	6.4	3.8
Currency	—	1.6	0.3
Unrealized losses (gains)
Metal	0.4	(9.5)	31.9
Natural gas	(1.1)	(3.5)	4.5
Currency	—	(1.3)	1.4
Total gains	$(26.4)	$(1.3)	$—
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
During the years ended December 31, 2013, 2012 and 2011, $0.1 million and $0.9 million of economic losses and $3.4 million of economic gains, respectively, representing the June 1, 2010 fair value of derivative financial instruments that settled during each period, were excluded from realized (gains) losses and segment income.
As discussed in the “– Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. In 2013, we estimate that metal price lag negatively impacted gross profit by approximately $3.2 million while we experienced metal hedge gains of $26.2 million, including $0.1 million of economic losses not recorded within realized gains as discussed above. In 2012, we estimate that metal price lag favorably impacted gross profit by approximately $22.0 million while we experienced metal hedge losses of $6.0 million, including $0.9 million of economic losses not recorded within realized losses as discussed above. In 2011, we estimate that metal price lag reduced gross profit by approximately $26.4 million while we experienced metal hedge gains of $45.2 million, including $3.4 million of economic gains not recorded within realized gains as discussed above. The resulting $23.0 million, $16.0 million and $18.9 million of net metal price lag improved our operating results in 2013, 2012 and 2011, respectively.

Interest Expense, net
Interest expense, net, for the year ended December 31, 2013 increased $45.5 million when compared to 2012 due to higher debt levels as a result of the issuance of the 7 7/8% Senior Notes on October 23, 2012, increased borrowings under the China Loan Facility (as defined below) and decreased capitalized interest when compared to the prior year period.
Interest expense, net for the year ended December 31, 2012 increased $6.1 million when compared to 2011 due to higher debt levels as a result of the issuance of the 7 5/8% Senior Notes due 2018 (as defined below) on February 9, 2011, the issuance of the 7 7/8% Senior Notes on October 23, 2012 and increased borrowings under the China Loan Facility, which increased interest expense by approximately $19.1 million. This increase was partially offset by a $12.7 million increase in capitalized interest associated with in-process capital projects, including the construction of the Zhenjiang rolling mill.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $2.6 million for the year ended December 31, 2013, compared to a provision for income taxes of $25.4 million for the year ended December 31, 2012, and an income tax benefit of $4.2 million for the year ended December 31, 2011. The income tax benefit for the year ended December 31, 2013 consisted of an income tax benefit of $2.7 million from international jurisdictions and an income tax expense of $0.1 million in the U.S. The income tax expense for the year ended December 31, 2012 consisted of an income tax expense of $27.5 million from international jurisdictions and an income tax benefit of $2.1 million in the U.S. The income tax benefit for the year ended December 31, 2011 consisted of an income tax benefit of $8.1 million from international jurisdictions and an income tax expense of $3.9 million in the U.S. Management determined that a valuation allowance against the net deferred tax assets of certain legal entities in their respective jurisdictions was needed at the end of 2013 based on the fact that the available evidence did not support the realization of those net deferred tax assets under the more-likely-than-not standard.
At December 31, 2013, 2012 and 2011, we had valuation allowances of $533.9 million, $502.8 million and $364.6 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2013, 2012 and 2011 valuation allowances, $398.6 million, $384.6 million and $244.3 million relate primarily to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions, $118.3 million, $105.5 million and $109.1 million relate primarily to the U.S. federal effects of net operating losses and amortization and $17.0 million, $12.7 million and $11.2 million relate primarily to the state effects of net operating losses and amortization, respectively. The net increase in the valuation allowance in 2013 is comprised of $42.3 million of increases resulting from additional tax net operating losses in the U.S. and in non-U.S. tax jurisdictions, net reversals of other deductible temporary differences and net increases in taxable temporary differences and $11.2 million of decreases resulting from changes in judgment in two non-U.S. tax jurisdictions. The changes in judgment reflect recent histories of U.S. GAAP and statutory pre-tax book income in those jurisdictions which support conclusions that it is more-likely-than-not that portions of the respective deferred tax assets will be realized. The net increase in the valuation allowance in 2012 is primarily attributable to an increase in the tax net operating loss in a non-U.S. tax jurisdiction. The net reduction in the valuation allowance in 2011 is primarily attributable to the decrease in the underlying net deferred tax assets in the U.S. resulting from bonus depreciation and the recognition of the net deferred tax assets in Germany. A benefit of $23.0 million was recognized in Germany during the year ended December 31, 2011 for the reversal of the valuation allowance resulting from a change in judgment. The change in judgment was driven by new long-term contracts and reductions of interest expense that more likely than not will generate sufficient taxable income to recognize those deferred tax assets. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until sufficient positive evidence exists to reduce or eliminate the valuation allowance.
Effective July 1, 2013, interest income from intercompany loans is subject to a ten percent tax in Gibraltar. The 2013 effect of that new legislation is a $2.0 million provision for income taxes.
The following table summarizes the change in uncertain tax positions:

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Balance at beginning of period	$18.5	$17.6	$12.5
Additions based on tax positions related to the current year	—	2.1	—
Additions for tax positions of prior years	2.2	0.4	8.9
Reductions for tax positions of prior years	(0.2)	(0.5)	(2.7)
Settlements	(17.7)	(1.1)	(1.1)
Balance at end of period	$2.8	$18.5	$17.6
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within the “(Benefit from) provision for income taxes” in the Consolidated Statements of Operations. As of December 31, 2013, 2012 and 2011, we had approximately $0.2 million, $3.5 million and $1.9 million of accrued interest related to uncertain tax positions, respectively.
The 2009 through 2012 tax years remain open to examination. During the first quarter of 2013, the IRS commenced an examination of our tax returns for the years ended December 31, 2011 and 2010 that is anticipated to be completed within six months of the reporting date. The IRS has proposed and we have accepted an adjustment to foreign deemed dividends that will result in a decrease in the reserve of $0.3 million. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within twelve months of the reporting date.
Liquidity and Capital Resources
Summary
We ended 2013 with $60.1 million of cash and cash equivalents, compared with $592.9 million at the end of 2012. Liquidity at December 31, 2013 was $442.9 million, which consisted of $382.8 million of availability under the ABL Facility plus $60.1 million of cash. Our short-term debt outstanding was $8.3 million at the end of 2013, which is a decrease from $9.0 million at the end of 2012. The decrease in cash and cash equivalents in 2013 was primarily due to our operating results, the payment of a cash dividend of $313.0 million to our stockholders and $238.3 million of capital expenditures.

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the ABL facility and the Senior Notes, including borrowing base limitations under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors.” Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
At December 31, 2013, approximately $57.5 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. We currently have no plans to repatriate these foreign earnings which are permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary, however, we currently have the ability to remit all of the cash held by non-U.S. subsidiaries without incurring a U.S. tax liability.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided (used) by:
Operating activities	$31.9	$152.5	$266.9
Investing activities	(235.4)	(411.1)	(197.3)
Financing activities	(331.6)	617.2	53.7
Cash Flows From Operating Activities
Cash flows provided by operating activities were $31.9 million for the year ended December 31, 2013, which resulted from $102.5 million of cash from earnings, partially offset by a $70.6 million increase in net operating assets. The significant components of the change in net operating assets included an increase of $20.5 million in other assets and decreases of $31.3 million and $50.5 million in accounts payable and accrued liabilities, respectively. The use of cash within other assets is primarily due to an increase of approximately $14.0 million related to the payment of value added taxes associated with the construction of the Zhenjiang rolling mill. These tax amounts will be recovered in future periods as a reduction to the amount of value added tax required to be remitted upon the sale of product. The use of cash within accounts payable was a result of decreased metal purchases in December 2013 in anticipation of lower production and lower outstanding accounts payable related to capital projects in 2013. The change in accrued liabilities for the year ended December 31, 2013 was primarily due to the settlement of an income tax audit by a non-U.S. taxing jurisdiction and payments in excess of current year accruals for employee incentive compensation and restructuring costs. Our average days inventory outstanding (“DIO”) increased from 51 days at December 31, 2012 to 57 days at December 31, 2013. The increase was driven by higher inventory levels within our RPEU segment to help mitigate any customer impact from our production issues in previous quarters, an increase in start-up inventory at the Zhenjiang rolling mill and an increase in our RPNA segment’s inventory levels. Our average days sales outstanding (“DSO”) and average days payables outstanding (“DPO”) at December 31, 2013 both remained consistent with the average DSO and DPO at December 31, 2012.
Cash flows provided by operating activities were $152.5 million for the year ended December 31, 2012, which resulted from $203.9 million of cash from earnings partially offset by a $51.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $88.4 million, $42.3 million and $33.1 million in inventories, accounts payable and other assets, respectively. Our DSO at December 31, 2012 remained consistent with the DSO at December 31, 2011. Inventory levels increased during 2012 as LME aluminum prices as of December 31, 2012 increased 4% when compared to December 31, 2011. DIO increased from 49 days at December 31, 2011 to 51 days at December 31, 2012. The increase in payables resulted from increased inventory levels and the additional days of payables outstanding. Our DPO increased from 27 days at December 31, 2011 to 30 days at December 31, 2012. In addition to the higher working capital balances, $25.5 million of operating cash was used to pay value added taxes associated with the construction of the Zhenjiang rolling mill. These tax amounts will be recovered in future periods as a reduction to the amount of value added tax required to be remitted upon the sale of product.

Cash flows provided by operating activities were $266.9 million for the year ended December 31, 2011, which resulted from $248.6 million of cash from earnings and an $18.3 million decrease in net operating assets. The significant components of the change in net operating assets include an increase of $13.0 million in accounts receivable, a decrease of $15.7 million in inventories and an increase of $28.4 million in accounts payable and accrued liabilities. Our DSO at December 31, 2011 remained consistent with 2010 at 39 days. Our DIO increased to 49 days from 45 days as certain segments experienced less than forecasted sales during 2011 for our levels of inventory. Our DPO increased from 23 days at the end of 2010 to 27 days at December 31, 2011 as more favorable terms from certain suppliers were negotiated during the year. The increase in accrued liabilities reflects higher accruals for interest expense, income taxes and employee costs.
Cash Flows from Investing Activities
Cash flows used by investing activities were $235.4 million for the year ended December 31, 2013 and included $238.3 million of capital expenditures, primarily associated with the Zhenjiang rolling mill, the wide auto body sheet expansion project in Duffel, Belgium and the installation of our wide coating line in Ashville, Ohio. We expect capital expenditures to be approximately $165.0 million in 2014.
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
Cash flows used by investing activities were $197.3 million for the year ended December 31, 2011 and included $204.6 million of capital expenditures, partially offset by $7.7 million of proceeds from the sale of property, plant and equipment. Capital expenditures in 2011 included $79.5 million of strategic spending related to Aleris Zhenjiang, as well as spending to increase our capacity in auto body sheet production and scrap processing capabilities.
Cash Flows From Financing Activities
Cash flows used by financing activities were $331.6 million for the year ended December 31, 2013, which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in Aleris Zhenjiang pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
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
Description of Indebtedness
ABL Facility
Aleris International entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”) in June 2010. On June 30, 2011, Aleris International amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). Aleris International and certain of its U.S. and international subsidiaries are borrowers under the ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of the borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivable and inventory values included in the borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2013, we estimate that the borrowing base would have supported borrowings of $423.5 million. After giving effect to the outstanding letters of credit of $40.7 million, Aleris International had $382.8 million available for borrowing as of December 31, 2013.

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
As of December 31, 2013, Aleris International had no amounts outstanding under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2013.

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
The 7 5/8% Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Aleris International was in compliance with all covenants set forth in the 7 5/8% Indenture as of December 31, 2013.
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
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes under an indenture (the “7 7/8% Indenture”) with U.S. Bank National Association, as trustee, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the ABL Facility.
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
Prior to November 1, 2015, Aleris International may, at its option, redeem up to 40% of the sum of the original aggregate principal amount of the 7 7/8% Senior Notes originally issued under the 7 7/8% Indenture and the aggregate principal amount of any additional notes issued under the 7 7/8% Indenture after the issue date at a redemption price equal to 107.9% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of Aleris International or any direct or indirect parent of Aleris International to the extent such net proceeds are contributed to us provided that at least 60% of the sum of the aggregate principal amount of 7 7/8% Senior Notes originally issued under the 7 7/8% Indenture and the aggregate principal amount of any additional notes issued under the 7 7/8% Indenture after the issue date remain outstanding immediately after the occurrence of each such redemption and each such redemption occurs within 180 days of the date of closing of each equity offering. At any time prior to November 1, 2015, Aleris International may also redeem all or a part of the 7 7/8% Senior Notes, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of 7 7/8% Senior Notes redeemed plus an applicable premium, as provided in the 7 7/8% Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.
The 7 7/8% Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2013.

Interest on the 7 7/8% Senior Notes is payable in cash semi-annually in arrears on May 1st and November 1st of each year. The 7 7/8% Senior Notes mature on November 1, 2020. Aleris International used a portion of the net proceeds from the sale of the 7 7/8% Senior Notes to pay us cash dividends of approximately $313.0 million during the year ended December 31, 2013, which we then paid as dividends pro rata to our stockholders.
Exchangeable Notes
Aleris International issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”) in June 2010. The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Aleris Zhenjiang entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $162.6 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $67.1 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which may limit our ability to borrow funds on the Zhenjiang Revolver in the future. In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $38.1 million) to RMB 410.0 million (or equivalent to $67.1 million). The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2013, the full amount of the Zhenjiang Term Loans was drawn. The initial draw on the Zhenjiang Revolver in the amount of $4.1 million occurred during the second quarter of 2013 and was repaid during the fourth quarter of 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2013. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, the impact of recording assets at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after June 1, 2010 and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a per segment basis.
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

For the years ended December 31, 2013, 2012 and 2011, our reconciliations of EBITDA and Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided by operating activities are presented below.

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Adjusted EBITDA	$236.2	$293.6	$331.6
Unrealized gains (losses) on derivative financial instruments	0.7	14.3	(37.8)
Impact of recording assets at fair value through fresh-start and purchase accounting (i)	0.1	0.9	(3.4)
Restructuring charges (ii)	(10.7)	(9.6)	(4.4)
Unallocated currency exchange (losses) gains on debt	(2.9)	0.8	(0.7)
Stock-based compensation expense	(14.3)	(11.4)	(10.1)
Start-up expenses	(35.8)	(28.1)	(10.2)
Favorable metal price lag (iii)	23.0	16.0	18.9
Other (iv)	(8.6)	(6.4)	(9.9)
EBITDA	187.7	270.1	274.0
Interest expense, net	(97.9)	(52.4)	(46.3)
Benefit from (provision for) income taxes	2.6	(25.4)	4.2
Depreciation and amortization	(129.5)	(84.8)	(70.3)
Net (loss) income attributable to Aleris Corporation	(37.1)	107.5	161.6
Net income (loss) attributable to noncontrolling interest	1.0	(0.5)	(0.4)
Net (loss) income	(36.1)	107.0	161.2
Depreciation and amortization	129.5	84.8	70.3
(Benefit from) provision for deferred income taxes	(13.7)	10.4	(33.6)
Stock-based compensation expense	14.3	11.4	10.1
Unrealized (gains) losses on derivative financial instruments	(0.7)	(14.3)	37.8
Currency exchange losses (gains) on debt	3.9	(3.4)	5.4
Amortization of debt issuance costs	7.7	6.5	6.3
Other	(2.4)	1.5	(8.9)
Change in operating assets and liabilities:
Change in accounts receivable	16.0	21.4	(13.0)
Change in inventories	15.7	(88.4)	15.7
Change in other assets	(20.5)	(33.1)	(8.5)
Change in accounts payable	(31.3)	42.3	(18.4)
Change in accrued liabilities	(50.5)	6.4	42.5
Net cash provided by operating activities	$31.9	$152.5	$266.9

(i)
Represents the impact of applying fresh-start and purchase accounting rules under U.S. GAAP. The amounts in the table represent the fair value of derivative financial instruments as of Aleris International’s emergence from bankruptcy in 2010 that settled in each of the periods presented. These amounts are included in Adjusted EBITDA to reflect the total economic gains or losses associated with these derivatives. Absent adjustment, Adjusted EBITDA would reflect the amounts recorded in the financial statements as realized gains and losses, which represent only the change in value of the derivatives from Aleris International’s emergence from bankruptcy to settlement.

(ii)	See Note 3, “Restructuring Charges,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
(iii)Represents the financial impact of the timing difference between when aluminum prices included within our revenues are established and when aluminum purchase prices included in our cost of sales are established. This lag will, generally, increase our earnings and EBITDA in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices; however, our use of derivative financial instruments seeks to reduce this impact. Metal price lag is net of the realized gains and losses from our derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations.

(iv)
Includes the write-down of inventories associated with plant closures, gains and losses on the disposal of assets and costs incurred in connection with proposed capital raising transactions (including our contemplated initial public offering), certain acquisition and disposition activities and other business development costs. For the year ended December 31, 2011, also includes $11.9 million of contract termination costs associated with the cancellation of our research and development agreement with Tata Steel.

For the years ended December 31, 2013, 2012 and 2011, our reconciliations of revenues to commercial margin are presented below.

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$4,332.5	$4,412.4	$4,826.4
Hedged cost of metal	(2,624.2)	(2,707.6)	(3,045.0)
Favorable metal price lag	(23.0)	(16.0)	(18.9)
Commercial margin	$1,685.3	$1,688.8	$1,762.5
Exchange Rates
During 2013, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation gains that increased our equity by $31.5 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities.
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
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2013.

	Cash Payments Due by Period
	(in millions)
	Total	2014	2015-2016	2017-2018	After 2018
Long-term debt and capital lease obligations	$1,252.5	$8.3	$15.4	$549.6	$679.2
Interest on long-term debt obligations	521.4	93.7	185.2	144.9	97.6
Estimated postretirement benefit payments	37.5	4.3	8.5	8.2	16.5
Estimated pension benefit payments	194.5	16.9	35.7	38.9	103.0
Operating lease obligations	19.4	7.6	9.2	2.6	—
Estimated payments for asset retirement obligations	16.2	1.4	1.7	0.4	12.7
Purchase obligations	1,084.4	965.3	110.8	8.3	—
Total	$3,125.9	$1,097.5	$366.5	$752.9	$909.0
Our estimated funding for our funded pension plans and other postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2014 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2014 is not practicable. Payments for unfunded pension plan benefits and other postretirement benefit payments are estimated through 2023.
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
Our purchase obligations represent non-cancellable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2013, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital projects, including the construction of the Zhenjiang rolling mill.
The ABL Facility and China Loan Facility carry variable interest rates and variable outstanding amounts for which estimating future interest payments is not practicable. There were no ABL Facility borrowings outstanding as of December 31, 2013. The full amount of the Zhenjiang Term Loans were drawn as of December 31, 2013.
Environmental Contingencies
Our operations, like those of other basic industries, are subject to federal, state, local and international laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as waste handling and disposal practices and (2) impose liability for costs of cleaning up, and certain damages resulting from, spills, disposals or other releases of regulated materials. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this annual report on Form 10-K. See Item 1. – “Business—Environmental.”
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the years ended December 31, 2013 or 2012.
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
We endeavor to utilize the best available information in measuring fair value. To estimate fair value, we apply an industry standard valuation model, which is based on the market approach. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
In determining the adequacy of recorded valuation allowances, management assesses our profitability by taking into account the current and forecasted amounts of earnings or losses as well as the forecasted taxable income as a result of the reversal of future taxable temporary differences. We maintain valuation allowances until sufficient objective positive evidence (for example, cumulative positive earnings and future taxable income) exists to support their reversal. Subjective positive evidence currently exists in the form of forecasted earnings and taxable income in future periods. Alternatively, our recent history of losses provide objective negative evidence that management believes outweighs the subjective positive evidence. Therefore, we have determined that full valuation allowances for our net deferred tax assets continue to be appropriate in the U.S. and certain of our international jurisdictions.
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
The weighted average discount rate used to determine the U.S. pension benefit obligation was 4.57% as of December 31, 2013 compared to 3.60% as of December 31, 2012 and 4.50% as of December 31, 2011. The weighted average discount rate used to determine the European pension benefit obligation was 3.85% as of December 31, 2013 compared to 3.65% as of December 31, 2012 and 4.90% as of December 31, 2011. The weighted average discount rate used to determine the other postretirement benefit obligation was 4.15% as of December 31, 2013 compared to 3.24% as of December 31, 2012 and 4.30% as of December 31, 2011. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.
As of December 31, 2013, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $28.3 million in the pension and other postretirement obligations and a decrease of $1.8 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2013, assuming inflation remains unchanged, would result in an increase of $28.4 million in the pension and other postretirement obligations and an increase of $2.1 million in the net periodic benefit cost.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 10, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 8.25% for each of the years 2013, 2012 and 2011. The weighted average expected return on assets associated with our European pension benefits was 3.52% for 2013, 4.12% for 2012 and 4.20% for 2011. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2013 would result in a variation of approximately $0.6 million in the net periodic benefit cost.
Unrecognized actuarial gains and losses subsequent to Aleris International’s emergence from bankruptcy related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2013, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $43.5 million, of which $1.0 million of amortization is expected to be recognized in 2014.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Stock-Based Compensation
We use a Black-Scholes option-pricing model to estimate the grant-date fair value of the stock options awarded. Under this valuation method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2013 and 2012:

	Years ended
	December 31, 2013	December 31, 2012
Weighted-average expected option life in years	3.6	6.0
Risk-free interest rate	1.1% - 1.6%	0.8% - 1.0%
Equity volatility factor	41.0%	55.0%
Dividend yield	—%	—%

Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2013.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). ASU No. 2011-11 amended ASC 210, “Balance Sheet,” to converge the presentation of offsetting assets and liabilities between GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-11 requires that entities disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. On January 1, 2013, we adopted ASU No. 2011-11 and reported the additional disclosures related to offsetting assets and liabilities, which did not impact the Company’s financial condition or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive” (“ASU No. 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. On January 1, 2013, we adopted ASU 2013-02 and reported the additional disclosures, which did not impact the Company’s financial condition or results of operations.
In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”). This guidance requires a parent entity to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning for the Company on January 1, 2014. Management has determined that the adoption of these changes will need to be considered in the Company’s financial condition or results of operations in the event the Company initiates any of the transactions described above.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). This guidance requires an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on the Company’s financial condition or results of operations.
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
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME futures or forwards contracts are then sold. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2013 and 2012, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.
We do not consider our natural gas derivatives instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2013 and 2012, we had 2.9 trillion and 2.2 trillion, respectively, of British thermal unit forward buy contracts. We anticipate consuming 8.7 trillion British thermal units of natural gas in our operations in 2014.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2013 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2013:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(3.7)	$(3.4)
Natural gas	0.4	(1.2)

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
Interest Rate Risks
As of December 31, 2013, approximately 84% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2013, Aleris International had no borrowings under the ABL Facility and Aleris Zhenjiang had $193.2 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Steven J. Demetriou
Steven J. Demetriou
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Stack
Sean M. Stack
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited the accompanying consolidated balance sheet of Aleris Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aleris Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Aleris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aleris Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aleris Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 14, 2014

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$60.1	$592.9
Accounts receivable (net of allowances of $7.7 and $8.1 at December 31, 2013 and 2012, respectively)	376.9	384.0
Inventories	683.4	683.4
Deferred income taxes	7.1	12.9
Prepaid expenses and other current assets	31.5	26.3
Total Current Assets	1,159.0	1,699.5
Property, plant and equipment, net	1,157.7	1,077.0
Intangible assets, net	43.5	45.6
Deferred income taxes	45.2	36.8
Other long-term assets	67.5	59.3
Total Assets	$2,472.9	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$303.2	$341.2
Accrued liabilities	200.9	302.4
Deferred income taxes	3.9	12.0
Current portion of long-term debt	8.3	9.0
Total Current Liabilities	516.3	664.6
Long-term debt	1,229.1	1,218.9
Deferred income taxes	4.4	8.8
Accrued pension benefits	228.5	258.2
Accrued postretirement benefits	40.9	52.0
Other long-term liabilities	79.3	75.9
Total Long-Term Liabilities	1,582.2	1,613.8
Redeemable noncontrolling interest	5.7	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,229,064 and 31,097,272 shares issued at December 31, 2013 and 2012, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	401.9	573.9
Retained (deficit) earnings	(47.6)	122.1
Accumulated other comprehensive income (loss)	13.8	(62.4)
Total Aleris Corporation Equity	368.4	633.9
Noncontrolling interest	0.3	0.2
Total Equity	368.7	634.1
Total Liabilities and Equity	$2,472.9	$2,918.2

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the years ended December 31,
	2013	2012	2011
Revenues	$4,332.5	$4,412.4	$4,826.4
Cost of sales	4,042.7	3,947.2	4,354.3
Gross profit	289.8	465.2	472.1
Selling, general and administrative expenses	238.1	269.0	274.3
Restructuring charges	10.7	9.6	4.4
Gains on derivative financial instruments	(26.4)	(1.3)	—
Other operating expense (income), net	1.2	1.1	(2.4)
Operating income	66.2	186.8	195.8
Interest expense, net	97.9	52.4	46.3
Other expense (income), net	7.0	2.0	(7.5)
(Loss) income before income taxes	(38.7)	132.4	157.0
(Benefit from) provision for income taxes	(2.6)	25.4	(4.2)
Net (loss) income	(36.1)	107.0	161.2
Net income (loss) attributable to noncontrolling interest	1.0	(0.5)	(0.4)
Net (loss) income attributable to Aleris Corporation	$(37.1)	$107.5	$161.6

Net (loss) income available to common stockholders	$(37.5)	$101.8	$161.2
Basic (loss) earnings per share	$(1.20)	$3.28	$5.20
Diluted (loss) earnings per share	$(1.20)	$3.08	$4.91
Dividend declared per common share	$10.00	$—	$16.00

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2013	2012	2011
Net (loss) income	$(36.1)	$107.0	$161.2
Other comprehensive income (loss), before tax:
Currency translation adjustments	33.2	10.8	(19.0)
Pension and other postretirement liability adjustments	44.2	(56.1)	(39.9)
Other comprehensive income (loss), before tax	77.4	(45.3)	(58.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1.2	(11.9)	(3.4)
Other comprehensive income (loss), net of tax	76.2	(33.4)	(55.5)
Comprehensive income	40.1	73.6	105.7
Comprehensive income (loss) attributable to noncontrolling interest	1.0	(0.5)	(0.2)
Comprehensive income attributable to Aleris Corporation	$39.1	$74.1	$105.9

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2013	2012	2011
Operating activities
Net (loss) income	$(36.1)	$107.0	$161.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	129.5	84.8	70.3
(Benefit from) provision for deferred income taxes	(13.7)	10.4	(33.6)
Stock-based compensation expense	14.3	11.4	10.1
Unrealized (gains) losses on derivative financial instruments	(0.7)	(14.3)	37.8
Currency exchange losses (gains) on debt	3.9	(3.4)	5.4
Amortization of debt issuance costs	7.7	6.5	6.3
Other	(2.4)	1.5	(8.9)
Changes in operating assets and liabilities:
Change in accounts receivable	16.0	21.4	(13.0)
Change in inventories	15.7	(88.4)	15.7
Change in other assets	(20.5)	(33.1)	(8.5)
Change in accounts payable	(31.3)	42.3	(18.4)
Change in accrued liabilities	(50.5)	6.4	42.5
Net cash provided by operating activities	31.9	152.5	266.9
Investing activities
Purchase of a business	—	(21.5)	—
Payments for property, plant and equipment	(238.3)	(390.2)	(204.6)
Proceeds from the sale of property, plant and equipment	2.9	0.5	7.7
Other	—	0.1	(0.4)
Net cash used by investing activities	(235.4)	(411.1)	(197.3)
Financing activities
Proceeds from ABL Facility	30.3	—	—
Payments on ABL Facility	(30.3)	—	—
Proceeds from the issuance of 7 7/8% Senior Notes, net of discount of $8.7	—	491.3	—
Proceeds from the issuance of 7 5/8% Senior Notes, net of discount of $10.0	—	—	490.0
Proceeds from Zhenjiang term loans	0.2	130.9	56.7
Proceeds from Zhenjiang revolver	4.1	—	—
Payments on Zhenjiang revolver	(4.1)	—	—
Net (payments on) proceeds from other long-term debt	(5.2)	(0.2)	1.1
Debt issuance costs	—	(2.3)	(4.4)
Redemption of noncontrolling interest	(8.9)	—	—
Contributions from noncontrolling interests	—	—	7.6
Dividends paid	(313.0)	—	(500.0)
Other	(4.7)	(2.5)	2.7
Net cash (used) provided by financing activities	(331.6)	617.2	53.7
Effect of exchange rate differences on cash and cash equivalents	2.3	2.9	(5.4)
Net (decrease) increase in cash and cash equivalents	(532.8)	361.5	117.9
Cash and cash equivalents at beginning of period	592.9	231.4	113.5
Cash and cash equivalents at end of period	$60.1	$592.9	$231.4

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Balance at January 1, 2011	$0.3	$839.6	$71.2	$26.7	$937.8	$—	$937.8	$5.2
Net income (loss)	—	—	161.6	—	161.6	(0.4)	161.2	—
Other comprehensive income (loss)	—	—	—	(55.7)	(55.7)	0.2	(55.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	7.6	7.6	—
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)	—
Stock-based compensation activity	—	11.7	—	—	11.7	—	11.7	—
Dividends paid	—	(287.2)	(212.8)	—	(500.0)	—	(500.0)	(0.2)
Other	—	(0.7)	(0.3)	—	(1.0)	0.1	(0.9)	0.4
Balance at December 31, 2011	$0.3	$563.4	$19.7	$(29.0)	$554.4	$6.3	$560.7	$5.4
Net income (loss)	—	—	107.5	—	107.5	—	107.5	(0.5)
Other comprehensive loss	—	—	—	(33.4)	(33.4)	—	(33.4)	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Stock-based compensation activity	—	10.1	—	—	10.1	—	10.1	—
Reclassification of noncontrolling interest	—	—	—	—	—	(4.7)	(4.7)	4.7
Redeemable noncontrolling interest redemption value adjustments	—	—	(4.7)	—	(4.7)	—	(4.7)	4.7
Adjustments to noncontrolling interest for change in ownership	—	0.5	—	—	0.5	(0.5)	—	(8.9)
Other	—	(0.1)	(0.4)	—	(0.5)	—	(0.5)	0.3
Balance at December 31, 2012	$0.3	$573.9	$122.1	$(62.4)	$633.9	$0.2	$634.1	$5.7
Net (loss) income	—	—	(37.1)	—	(37.1)	1.0	(36.1)	—
Other comprehensive loss	—	—	—	76.2	76.2	—	76.2	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Stock-based compensation activity	—	10.9	—	—	10.9	—	10.9	—
Modification of stock options resulting in liability classification	—	(2.4)	—	—	(2.4)	—	(2.4)	—
Dividends paid	—	(180.9)	(132.1)	—	(313.0)	—	(313.0)	(0.4)
Other	—	0.4	(0.5)	—	(0.1)	—	(0.1)	0.4
Balance at December 31, 2013	$0.3	$401.9	$(47.6)	$13.8	$368.4	$0.3	$368.7	$5.7

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.	BASIS OF PRESENTATION
Nature of Operations
Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “our,” “us,” and the “Company” or similar terms) is a Delaware corporation with its principle executive offices located in Cleveland, Ohio. The principal business of the Company involves the production of aluminum rolled and extruded products as well as the recycling of aluminum and specification alloy manufacturing. We produce aluminum sheet and fabricated products using direct-chill and continuous cast processes. Our aluminum sheet products are sold to customers and distributors serving the aerospace, automotive, transportation, building and construction, containers and packaging and metal distribution industries. Our extruded products are targeted at high demand end-uses in the aerospace, automotive, transportation (rail and shipbuilding), building and construction, electrical and mechanical engineering industries. In addition, we perform value-added fabrication to most of our extruded products. Our aluminum recycling operations primarily purchase scrap aluminum on the open market, recycle it, and sell it in molten or ingot form. In addition, these operations recycle customer-owned aluminum scrap for a fee (tolling). Our recycling customers are some of the world’s largest aluminum, steel and automotive companies.
Basis of Presentation
Aleris Corporation is a holding company and currently conducts its business and operations through its direct wholly owned subsidiary, Aleris International, Inc. and its consolidated subsidiaries. Aleris International, Inc. is referred to herein as Aleris International. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. In 2010, we signed a joint venture agreement with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. (“Dingsheng”), through our wholly owned subsidiary, Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”), to construct an aluminum rolling mill in Zhenjiang City, Jiangsu Province in China (the “Zhenjiang rolling mill”).
In July 2012, our joint venture contract with Dingsheng was amended and restated to increase our equity interest in Aleris Zhenjiang from 81% to 93%, and again in October 2012 to increase our equity interest to 96%. Neither change resulted in a change in control, and therefore, the adjustments to the carrying value of the noncontrolling interest (representing Dingsheng’s new ownership interest in the net assets of Aleris Zhenjiang) was recognized directly in equity attributable to Aleris. The amended and restated joint venture agreement also included an option by which Dingsheng had the unilateral right to require us to purchase Dingsheng’s noncontrolling interest in Aleris Zhenjiang. The redemption price was calculated as the cumulative amount of paid-in registered capital plus accrued interest beginning with the date the actual contributions were made. During the year ended December 31, 2012, we recorded a $4.7 increase to the carrying value of the redeemable noncontrolling interest under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
On December 31, 2012, we increased our equity interest in Aleris Zhenjiang to 100%, and as a result, the adjustments to the carrying value of redeemable noncontrolling interest was recognized directly in equity attributable to Aleris in 2012. During the second quarter of 2013, we paid the $8.9 redemption amount pursuant to the contractual arrangement, which was recorded in “Accrued liabilities” in the Consolidated Balance Sheet at December 31, 2012. The operating losses of the Zhenjiang rolling mill, which began limited production of semi-finished rolled aluminum products in the beginning of 2013, are included within

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

the Company’s consolidated financial statements. The operating losses primarily consist of start-up expenses while the mill continues to ramp up to full production and expenses associated with obtaining certification to produce aircraft sheet and plate.
Business Combinations
All business combinations are accounted for using the acquisition method as prescribed by ASC 805, “Business Combinations” (“ASC 805”). The purchase price paid is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.
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
Accounts Receivable Allowances and Credit Risk
We extend credit to our customers based on an evaluation of their financial condition; generally, collateral is not required. Substantially all of the accounts receivable associated with our European operations and a portion of the accounts receivable associated with our China operations are insured against loss by third party credit insurers. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations. The movement of the accounts receivable allowances is as follows:

	For the years ended December 31,
	2013	2012	2011
Balance at beginning of the period	$8.1	$8.7	$8.7
Expenses for uncollectible accounts, sales returns and allowances, net of recoveries	42.7	39.9	57.6
Receivables written off against the valuation reserve	(43.1)	(40.5)	(57.6)
Balance at end of the period	$7.7	$8.1	$8.7
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. We recorded charges associated with lower of cost or net realizable value adjustments of $4.5, $1.2 and $2.0 within cost of sales for the years ended December 31, 2013, 2012 and 2011, respectively. The cost of inventories acquired in business combinations are recorded at fair value in accordance with ASC 805. Our consigned inventory held at third party warehouses and customer locations was approximately $23.6 and $19.5 as of December 31, 2013 and December 31, 2012, respectively, and is included in finished goods inventory.
Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of asset impairments. The cost of property, plant and equipment acquired in business combinations represents the fair value of the acquired assets at the time of acquisition.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The fair values of asset retirement obligations are capitalized to the related long-lived asset at the time the obligation is incurred and is depreciated over the remaining useful life of the related asset. Major renewals and improvements that extend an asset’s useful life are capitalized to property, plant and equipment. Major repair and maintenance projects are expensed over periods not exceeding 18 months while normal maintenance and repairs are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

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
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	For the years ended December 31,
	2013	2012	2011
Capitalized interest	$7.7	$14.8	$2.0
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
As outlined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”),the fair value measurement of our long-lived assets assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the Company is different. The highest and best use of an asset establishes the valuation premise. The valuation premise is used to measure the fair value of an asset. ASC 820-10-35-10 states that the valuation premise of an asset is either of the following:

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

During 2013, no indicators of impairment were identified in accordance with ASC 360, “Property, Plant, and Equipment” and ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”).
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are tested for impairment as of October 1st of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.
Under ASC 350, intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate. Based on the annual test performed as of October 1, 2013, no impairments relating to our indefinite lived intangible assets were necessary.
Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the terms of the related debt agreements as interest expense using the effective interest method.
Research and Development
The termination of a third party research and development agreement in 2011 allowed research process and development work to be performed internally. Since that time, our Research and Development organization has grown to include three locations in Europe along with a support staff focused on new product and alloy offerings and process performance technology. Excluding $11.9 of contract termination costs recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the third quarter of 2011, research and development expenses were $12.4, $7.3 and $16.3 for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
We recognize compensation expense for stock options, restricted stock units and restricted shares under the provisions of ASC 718, “Compensation—Stock Compensation,” using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of each new stock option is estimated on the date of grant using a Black-Scholes model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. The fair value of restricted stock units and restricted shares are based on the estimated fair value of our common stock on the date of grant. The fair value of our common stock is estimated based upon a present value technique using discounted cash flows, forecasted over a five-year period with residual growth rates thereafter, and a market comparable approach. From these two approaches, the discounted cash flow analysis is weighted at 50% and the comparable public company analysis is weighted at 50%.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The discounted cash flow analysis is based on production volume projections developed by internal forecasts, as well as commercial, wage and benefit and inflation assumptions. The discounted cash flow analysis includes the sum of (i) the present value of the projected unlevered cash flows for a five-year period (the “Projection Period”); and (ii) the present value of a terminal value, which represents the estimate of value attributable to periods beyond the Projection Period. For 2013, all cash flows were discounted using weighted-average cost of capital (“WACC”) percentages ranging from 12.0% to 14.0%. To calculate the terminal value, a perpetuity growth rate approach is used. For 2013, a growth rate of three percent was used and was determined based on research of long-term aluminum demand growth rates. Other significant assumptions include future capital expenditures and changes in working capital requirements.
The comparable public company analysis identifies a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected net sales, earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies is used to estimate a range of 7.5x to 18.0x, 5.0x to 9.5x and 0.43x to 0.65x, which is applied to our historical and projected EBIT, EBITDA and net sales, respectively, to determine a range of fair values.
Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 was $14.3, $11.4 and $10.1, respectively.
Derivatives and Hedging
We are engaged in activities that expose us to various market risks, including changes in the prices of primary aluminum, aluminum alloys, scrap aluminum, copper, zinc and natural gas, as well as changes in currency and interest rates. Certain of these financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue derivative financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. Our metal pricing strategy is designed to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum prices.
Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At December 31, 2013 and 2012, we had posted no cash collateral.
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
The Company does not currently account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in “Gains on derivative financial instruments” in the Consolidated Statements of Operations. All realized gains and losses are included within “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows.
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2013, substantially all of our derivative financial instruments were maintained with seven counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. We translate substantially all of the amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other expense (income), net” in the Consolidated Statements of Operations. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional losses (gains) of $6.2, $1.5 and $(2.1) for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Tax benefits from uncertain tax positions are recognized in the financial statements when it is more likely than not that the position is sustainable, based solely on its technical merits and considerations of the relevant taxing authority, widely understood practices and precedents. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Operations.
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
Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of assumptions which include the expected return on plan assets, the rate at which plan liabilities may be effectively settled (discount rate), health care cost trend rates and rates of compensation increases.
Benefits provided to employees after employment but prior to retirement are accounted for under ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”). Such postemployment benefits include severance and medical continuation benefits that are offered pursuant to an ongoing benefit arrangement and do not represent a one-time benefit termination arrangement. Under ASC 712, liabilities for postemployment benefits are recorded at the time the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

obligations are probable of being incurred and can be reasonably estimated. This is typically at the time a triggering event occurs, such as the decision by management to close a facility. Benefits related to the relocation of employees and certain other termination benefits are accounted for under ASC 420, “Exit or Disposal Cost Obligations,” and are expensed over the required service period.
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
New Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). ASU No. 2011-11 amended ASC 210, “Balance Sheet,” to converge the presentation of offsetting assets and liabilities between GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-11 requires that entities disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. On January 1, 2013, we adopted ASU No. 2011-11 and reported the additional disclosures related to offsetting assets and liabilities, which did not impact the Company’s financial condition or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive” (“ASU No. 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. On January 1, 2013, we adopted ASU 2013-02 and reported the additional disclosures, which did not impact the Company’s financial condition or results of operations.
In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”). This guidance requires a parent entity to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning for the Company on January 1, 2014. Management has determined that the adoption of these changes will need to be considered in the Company’s financial condition or results of operations in the event the Company initiates any of the transactions described above.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). This guidance requires an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on the Company’s financial condition or results of operations.
3. RESTRUCTURING CHARGES
2013 Initiatives
During the year ended December 31, 2013, we recorded restructuring charges of $10.7, including $8.6 related to severance and other termination benefits associated with selected personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions impacted three of our operating segments and included charges of $4.5, $1.7 and $0.8 related to our Rolled Products Europe (“RPEU”), Extrusions and Recycling and Specification Alloys Europe (“RSEU”) segments, respectively, as well as $1.5 of charges associated with personnel reductions at our corporate locations. Cash payments of approximately $4.0 were made during the year ended December 31, 2013 associated with these personnel reductions. As of December 31, 2013, approximately $4.6 is recorded within “Accrued Liabilities” and “Other Long-Term Liabilities” on the Consolidated Balance Sheet. No further charges are anticipated related to these reductions.
2012 Initiatives
During the year ended December 31, 2012, we recorded $9.6 of restructuring charges, including $7.6 related to selected personnel reductions implemented during the fourth quarter of 2012. These personnel reductions impacted each of our operating segments and included charges of $0.2, $2.2, $1.0, $0.9 and $1.0 related to our Rolled Products North America (“RPNA”), RPEU, Extrusions, Recycling and Specification Alloys North America (“RSAA”) and RSEU segments, respectively, as well as $2.3 of charges associated with personnel reductions at our corporate locations. Substantially all cash payments were made during the year ended December 31, 2013 related to these personnel reductions and no further charges are anticipated.
2008 Initiatives
During the fourth quarter of 2008, the reduction in force initiatives at our Duffel, Belgium rolled products and extrusions facilities were initiated in response to declining demand. As of December 31, 2013, any further charges relating to this restructuring initiative are not expected to materially impact the Company’s financial position, results of operations or cash flows. The following table presents a reconciliation of the beginning and ending balances of the restructuring liabilities related to the employee severance and benefit costs for the Duffel, Belgium location of our RPEU and Extrusions segments that were initiated in periods prior to 2011:

	RPEU	Extrusions
Balance at January 1, 2011	12.9	3.6
(Reversals) charges recorded in the statement of operations	(0.2)	0.1
Cash payments	(0.8)	(0.4)
Currency translation	(0.3)	(0.1)
Balance at December 31, 2011	11.6	3.2
Charges recorded in the statement of operations	0.4	0.1
Cash payments	(2.9)	(0.5)
Currency translation	0.2	0.1
Balance at December 31, 2012	9.3	2.9
Reversals recorded in the statement of operations	(0.8)	(0.1)
Cash payments	(4.9)	(1.5)
Currency translation and other	0.9	—
Balance at December 31, 2013	$4.5	$1.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

4. INVENTORIES
The components of our “Inventories” as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Finished goods	$185.6	$183.8
Raw materials	265.9	279.4
Work in process	203.0	196.2
Supplies	28.9	24.0
Total	$683.4	$683.4
5. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2013	2012
Land	$162.2	$152.7
Buildings and improvements	234.6	120.8
Production equipment and machinery	933.9	505.1
Office furniture and computer equipment	82.3	57.7
Construction work-in-progress	52.0	423.4
Property, plant and equipment	1,465.0	1,259.7
Accumulated depreciation	(307.3)	(182.7)
Property, plant and equipment, net	$1,157.7	$1,077.0
Capital lease assets totaled $9.6 and $4.4 at December 31, 2013 and 2012, respectively. Accumulated amortization of capital lease assets totaled $2.6 and $1.0 at December 31, 2013 and 2012, respectively.
Our depreciation expense, including amortization of capital lease assets, and repair and maintenance expense, was as follows:

	For the years ended December 31,
	2013	2012	2011
Depreciation expense included in SG&A	$19.1	$7.6	$4.2
Depreciation expense included in cost of sales	108.3	75.1	64.0
Repair and maintenance expense	120.0	110.3	114.7
6. INTANGIBLE ASSETS
The following table details our intangible assets as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade names	$16.8	$—	$16.8	Indefinite	$16.8	$—	$16.8
Technology	5.9	(0.9)	5.0	25 years	5.9	(0.6)	5.3
Customer relationships	28.3	(6.6)	21.7	15 years	28.3	(4.8)	23.5
Total	$51.0	$(7.5)	$43.5	17 years	$51.0	$(5.4)	$45.6
The following table presents amortization expense, which has been classified within “Selling, general and administrative expenses” in the Consolidated Statements of Operations:

	For the years ended December 31,
	2013	2012	2011
Amortization expense	$2.1	$2.1	$2.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table presents estimated amortization expense for the next five years:

2014	$2.1
2015	2.1
2016	2.1
2017	2.1
2018	2.1
Total	$10.5
7. ACCRUED LIABILITIES
Accrued liabilities at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Employee-related costs	$58.0	$69.5
Accrued professional fees	6.2	8.9
Toll liability	34.8	21.7
Accrued taxes	10.4	34.9
Accrued interest	21.9	24.0
Accrued restructuring	5.6	17.5
Accrued capital expenditures	28.7	74.3
Derivative financial instruments	1.7	6.4
Other liabilities	33.6	45.2
	$200.9	$302.4
8. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations consist of legal obligations associated with the closure of our active landfills, as well as costs to remove asbestos and underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities.
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the years ended December 31,
	2013	2012	2011
Balance at the beginning of the period	$14.6	$13.7	$12.9
Revisions and liabilities incurred	0.2	2.1	1.3
Accretion expense	0.5	0.5	0.5
Payments	(2.9)	(1.7)	(1.0)
Balance at the end of the period	$12.4	$14.6	$13.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

9. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2013	2012
ABL Facility	$—	$—
7 5/8% Senior Notes due 2018, net of discount of $5.9 and $7.3 at December 31, 2013 and December 31, 2012, respectively	494.1	492.7
7 7/8% Senior Notes due 2020, net of discount of $7.5 and $8.6 at December 31, 2013 and December 31, 2012, respectively	492.5	491.4
Exchangeable Notes, net of discount of $0.7 and $0.8 at December 31, 2013 and December 31, 2012, respectively	44.2	44.2
Zhenjiang Term Loans, net of discount of $1.0 and $1.3 at December 31, 2013 and December 31, 2012, respectively	192.2	186.8
Other	14.4	12.8
Total debt	1,237.4	1,227.9
Less: Current portion of long-term debt	8.3	9.0
Total long-term debt	$1,229.1	$1,218.9
Maturities of Debt
Scheduled maturities of our debt and capital leases subsequent to December 31, 2013 are as follows:

	Debt	Capital leases
2014	$5.1	$3.2
2015	0.5	2.8
2016	10.1	2.0
2017	19.6	0.5
2018	529.4	0.1
After 2018	679.1	0.1
Total	$1,243.8	$8.7
ABL Facility
On June 1, 2010, our wholly owned subsidiary, Aleris International, Inc. (“Aleris International”), entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011, Aleris International amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). Aleris International and certain of its U.S. and international subsidiaries are borrowers under the ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of the borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivable and inventory values included in the borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2013, we estimate that the borrowing base would have supported borrowings of $423.5. After giving effect to the outstanding letters of credit of $40.7, Aleris International had $382.8 available for borrowing under the ABL Facility as of December 31, 2013.
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
As of December 31, 2013 and 2012, Aleris International had no amounts outstanding under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2013.

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
The 7 5/8% Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 7 5/8% Senior Notes to be due and payable immediately. Aleris International was in compliance with all covenants set forth in the 7 5/8% Indenture as of December 31, 2013.
Aleris International used a portion of the net proceeds from the sale of the 7 5/8% Senior Notes to pay us cash dividends of approximately $500.0, which we then paid as dividends, pro rata, to our stockholders in 2011.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”) under an indenture (the “7 7/8% Indenture”) with U.S. Bank National Association, as trustee, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”). Interest on the 7 7/8% Senior Notes is payable in cash semi-annually in arrears on May 1st and November 1st of each year. The 7 7/8% Senior Notes mature on November 1, 2020.
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
Prior to November 1, 2015, Aleris International may, at its option, redeem up to 40% of the sum of the original aggregate principal amount of the 7 7/8% Senior Notes originally issued under the 7 7/8% Indenture and the aggregate principal amount of any additional notes issued under the 7 7/8% Indenture after the issue date at a redemption price equal to 107.9% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of Aleris International or any direct or indirect parent of Aleris International to the extent such net proceeds are contributed to us provided that at least 60% of the sum of the aggregate principal amount of 7 7/8% Senior Notes originally issued under the 7 7/8% Indenture and the aggregate principal amount of any additional notes issued under the 7 7/8% Indenture after the issue date remain outstanding immediately after the occurrence of each such redemption and each such redemption occurs within 180 days of the date of closing of each equity offering. At any time prior to November 1, 2015, Aleris International may also redeem all or a part of the 7 7/8% Senior Notes, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of 7 7/8% Senior Notes redeemed plus an applicable premium, as provided in the 7 7/8% Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.
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
Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2013.
Aleris International used a portion of the net proceeds from the sale of the 7 7/8% Senior Notes to pay us cash dividends of approximately $313.0, which we then paid as dividends, pro rata, to our stockholders in 2013.
Exchangeable Notes
On June 1, 2010, Aleris International issued $45.0 aggregate principal amount of 6.0% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Aleris Zhenjiang entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 U.S. dollar term loan facility, an RMB 993.5 (or equivalent to approximately $162.6) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 (or equivalent to approximately $67.1) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which may limit our ability to borrow funds on the Zhenjiang Revolver in the future. In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 (or equivalent to $38.1) to RMB 410.0 (or equivalent to $67.1). The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2013, the full amount of the Zhenjiang Term Loans was drawn. The initial draw on the Zhenjiang Revolver in the amount of $4.1 occurred during the second quarter of 2013 and was repaid during the fourth quarter of 2013. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2013. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
10. EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plans
The Company’s defined contribution plans cover substantially all U.S. employees not covered under collective bargaining agreements and certain employees covered by collective bargaining agreements. The plans provide both profit sharing and employer matching contributions as well as an age and salary based contribution.
Our match of employees’ contributions under our defined contribution plans and supplemental employer contributions for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the years ended December 31,
	2013	2012	2011
Company match of employee contributions	$4.3	$4.4	$3.9
Supplemental employer contributions	$1.4	$1.5	$1.3
Defined Benefit Pension Plans
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The components of the net periodic benefit expense for the years ended December 31, 2013, 2012 and 2011 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2013	2012	2011
Service cost	$3.7	$3.0	$2.6
Interest cost	6.6	7.2	7.5
Amortization of net loss	1.5	0.3	—
Amortization of prior service cost	0.1	0.1	—
Expected return on plan assets	(9.5)	(8.4)	(8.0)
Settlement loss	0.2	—	—
Net periodic benefit cost	$2.6	$2.2	$2.1

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2013	2012	2011
Service cost	$5.0	$2.7	$2.5
Interest cost	7.3	7.1	7.7
Amortization of net loss	1.7	—	—
Expected return on plan assets	(0.2)	(0.1)	(0.1)
Net periodic benefit cost	$13.8	$9.7	$10.1
The changes in projected benefit obligations and plan assets during the years ended December 31, 2013 and 2012, using a period-end measurement date, are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2013	2012	2013	2012
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$185.3	$165.0	$195.5	$149.2
Service cost	3.7	3.0	5.0	2.7
Interest cost	6.6	7.2	7.3	7.1
Actuarial (gain) loss	(19.7)	20.5	(4.6)	38.4
Expenses paid	(1.1)	(1.3)	—	—
Benefits paid	(8.3)	(9.1)	(6.7)	(6.3)
Plan settlements	(2.8)	—	—	—
Translation and other	—	—	9.3	4.4
Projected benefit obligation at end of period	$163.7	$185.3	$205.8	$195.5

Change in plan assets
Fair value of plan assets at beginning of period	$113.5	$99.6	$3.8	$2.9
Employer contributions	10.3	12.8	7.5	7.0
Actual return on plan assets	18.4	11.5	—	0.1
Expenses paid	(1.1)	(1.3)	—	—
Benefits paid	(8.3)	(9.1)	(6.7)	(6.3)
Plan settlements	(2.8)	—	—	—
Translation and other	—	—	0.6	0.1
Fair value of plan assets at end of period	$130.0	$113.5	$5.2	$3.8

Net amount recognized	$(33.7)	$(71.8)	$(200.6)	$(191.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2013 and 2012:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Noncurrent assets	$—	$—	$0.2	$—
Accrued liabilities	—	—	(6.0)	(5.3)
Accrued pension benefits	(33.7)	(71.8)	(194.8)	(186.4)
Net amount recognized	$(33.7)	$(71.8)	$(200.6)	$(191.7)

Amounts recognized in accumulated other comprehensive income (loss) (before tax) consist of:
Net actuarial loss	$6.4	$36.6	$38.0	$42.2
Net prior service cost	0.8	0.8	—	—
	$7.2	$37.4	$38.0	$42.2

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$—		$(1.3)
Amortization of net prior service cost	(0.1)		—
	$(0.1)		$(1.3)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$163.7	$185.3	$197.9	$187.2
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	163.7	185.3	205.6	195.5
Aggregate fair value of plan assets	130.0	113.5	4.7	3.8
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	163.7	185.3	197.7	187.2
Aggregate fair value of plan assets	130.0	113.5	4.7	3.8
Projected employer contributions for 2014	11.3		7.9
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
The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2013	2012	2011
Discount rate	4.6%	3.6%	4.5%

	Non-U.S. Pension Benefits
	As of December 31,
	2013	2012	2011
Discount rate	3.9%	3.7%	4.9%
Rate of compensation increases, if applicable	3.0	3.0	3.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2013	2012	2011
Discount rate	3.6%	4.5%	5.2%
Expected return on plan assets	8.3	8.3	8.3

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2013	2012	2011
Discount rate	3.7%	4.9%	5.4%
Expected return on plan assets	3.5	4.1	4.2
Rate of compensation increase	3.0	3.0	3.0
Plan Assets. The weighted average plan asset allocations at December 31, 2013 and 2012 and the target allocations are as follows:

	Percentage of Plan Assets
	2013	2012	Target Allocation
Cash	1%	1%	—%
Equity	63	62	60
Fixed income	22	23	25
Real estate	10	10	12
Other	4	4	3
Total	100%	100%	100%
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The fair values of the Company’s pension plan assets at December 31, 2013 by asset class are as follows:

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.3	$1.3	$—	$—
Registered Investment Companies:
Large U.S. Equity	16.9	16.9	—	—
Small / Mid U.S. Equity	13.2	13.2	—	—
International Equity	13.8	13.8	—	—
Fixed Income	14.6	14.6	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	18.9	—	18.9	—
Core Real Estate	13.9	—	13.9	—
International Large Cap Equity	14.8	—	14.8	—
Core Fixed Income	14.5	—	14.5	—
Small Cap Value Equity	7.4	—	7.4	—
Other	5.9	—	5.2	0.7
Total	$135.2	$59.8	$74.7	$0.7
The fair values of the Company’s pension plan assets at December 31, 2012 by asset class are as follows:

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.6	$1.6	$—	$—
Registered Investment Companies:
Large U.S. Equity	15.7	15.7	—	—
Small / Mid U.S. Equity	11.1	11.1	—	—
International Equity	13.0	13.0	—	—
Fixed Income	14.2	14.2	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	14.8	—	14.8	—
Core Real Estate	12.1	—	12.1	—
International Large Cap Equity	11.6	—	11.6	—
Core Fixed Income	13.2	—	13.2	—
Small Cap Value Equity	5.5	—	5.5	—
Other	4.5	—	4.5	—
Total	$117.3	$55.6	$61.7	$—
The table below sets forth a summary of changes in the fair value of Level 3 assets for the year ended December 31, 2013:

For the year ended
December 31, 2013
Balance, beginning of year	$—
Transfers from Level 2 categorization	0.7
Balance, end of year	$0.7
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2013 and 2012.

▪
Registered investment companies—These investments are valued at net asset value (“NAV”) of shares at year-end based on quoted market prices and are categorized within Level 1 of the fair value hierarchy.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

▪
Commingled and limited partnership funds—These investments are valued at the NAV of units held or ownership interest in partners’ capital at year-end. NAV is determined by dividing the fair value of the fund’s net assets by its units outstanding at the valuation date. Partnership interests are also based on the net asset fair value at the valuation date. All commingled fund and limited partnership investments are categorized within Level 2 of the fair value hierarchy. Each of the commingled funds and limited partnership investments are further described below:

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
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits
2014	$9.8	$7.1
2015	10.4	7.3
2016	10.4	7.6
2017	10.9	7.9
2018	10.9	9.2
2019 - 2023	55.9	47.1
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and RPNA segment employees. We accrue the cost of postretirement benefits within the covered employees’ active service periods.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The financial status of the plans at December 31, 2013 and 2012, using a period-end measurement date, is as follows:

	For the years ended December 31,
	2013	2012
Change in benefit obligations
Benefit obligation at beginning of period	$56.4	$57.5
Service cost	0.2	0.2
Interest cost	1.8	2.4
Benefits paid	(5.3)	(4.9)
Employee contributions	0.7	0.8
Medicare subsidies received	0.2	0.5
Actuarial gain	(9.0)	(0.1)
Benefit obligation at end of period	$45.0	$56.4

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	4.4	3.6
Employee contributions	0.7	0.8
Medicare subsidies	0.2	0.5
Benefits paid	(5.3)	(4.9)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(45.0)	$(56.4)
The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Accrued liabilities	$(4.1)	$(4.4)
Accrued postretirement benefits	(40.9)	(52.0)
Net amount recognized	$(45.0)	$(56.4)

Amounts recognized in accumulated other comprehensive income (loss) (before tax) consist of:
Net actuarial (gain) loss	$(1.4)	$8.1
	$(1.4)	$8.1

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial gain	$0.4
	$0.4

Additional information:
For plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$45.0	$56.4
Aggregate fair value of plan assets	—	—
The components of net postretirement benefit expense for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the years ended December 31,
	2013	2012	2011
Service cost	$0.2	$0.2	$0.2
Interest cost	1.8	2.4	2.6
Amortization of net loss	0.4	0.3	—
Net postretirement benefit expense	$2.4	$2.9	$2.8

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
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	For the years ended December 31,
	2013	2012	2011
Discount rate used to determine expense	3.2%	4.3%	5.2%
Discount rate used to determine end of period benefit obligations	4.2%	3.2%	4.3%
Health care cost trend rate assumed for next year	7.2%	7.4%	7.7%
Ultimate trend rate	4.5%	4.5%	4.5%
Year rate reaches ultimate trend rate	2027	2027	2027
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	1.8	(1.5)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2014	$4.3	$4.1
2015	4.3	4.1
2016	4.2	4.0
2017	4.2	3.9
2018	4.0	3.8
2019 - 2023	16.5	16.2
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2013 and 2012 totaled $14.5 and $15.4, respectively, of which $5.1, the estimated payments under these plans for the year ending December 31, 2014, was classified as a current liability at December 31, 2013.
11. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation (the “Board”) approved the Aleris Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of senior management of the Company and other non-employee directors. All stock options granted have a life not to exceed ten years and vest over a period not to exceed four years. New common shares are issued upon stock option exercises from available common shares. The restricted stock units and restricted shares also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our three largest stockholders’ overall level of the ownership that results from the event.
On April 30, 2013, we paid a cash dividend of $10.00 per share, or approximately $313.0, pro rata, to our stockholders of record as of April 19, 2013. On February 28, 2011, June 30, 2011 and November 10, 2011, we paid dividends of $9.60, $3.20 and $3.20 per share to our stockholders of record as of February 17, 2011, June 21, 2011 and October 28, 2011, respectively. As provided in the 2010 Equity Plan, the Board approved the necessary actions to effectuate an option adjustment to (i) increase

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

the number of shares underlying each option outstanding as of the respective dividend record dates (February 17, 2011, June 21, 2011, October 28, 2011 and April 19, 2013) and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividends paid. The option adjustments did not result in incremental compensation costs. All stock option activity shown below has been adjusted to reflect the option adjustments approved by the Board.
During the year ended December 31, 2013, we granted 311,604 stock options (after adjustment for the April 2013 dividend) to a non-employee director and certain members of our senior management, of which 293,257 were granted to our chief executive officer and vested immediately upon grant. During the year ended December 31, 2013, we also granted 131,368 restricted stock units to a non-employee director and certain members of our senior management (of which 119,868 were granted to our chief executive officer on September 15, 2013). During the years ended December 31, 2013, 2012 and 2011, we recorded $14.3, $11.4 and $10.1 of compensation expense, respectively, associated with these options, restricted stock units and restricted shares. The total intrinsic value of options exercised during the year ended December 31, 2013 was $5.0. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price.
On September 15, 2013, we canceled 293,257 vested stock options that were previously granted and held by our chief executive officer in exchange for a cash payment of $4.4, subject to forfeiture if certain future service requirements are not satisfied. This transaction was accounted for as a modification resulting in liability classification of the stock options immediately prior to cash settlement. Approximately $1.8 of incremental stock-based compensation expense will be recognized associated with the modification over the next three years, which represents the fair value of the modified liability award.
A summary of stock option activity (after adjustment for the April 2013 dividend) for the year ended December 31, 2013 is as follows:

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2013	3,712,271	$23.24		$9.26
Granted	311,604	33.60		10.68
Exercised	(258,196)	26.10		10.09
Canceled	(293,257)	18.45		8.32
Forfeited	(164,136)	24.81		9.30
Outstanding at December 31, 2013	3,308,286	$24.34	6.6	$9.41
Options vested and expected to vest at December 31, 2013	3,279,526	$24.26	6.6	$9.35
Options exercisable at December 31, 2013	2,734,277	$23.83	6.5	$8.93
The range of exercise prices of options outstanding at December 31, 2013 was $16.78 - $47.58.
Because the Company does not have historical stock option exercise experience excluding former option holders that have terminated employment, which would provide a reasonable basis upon which to estimate the expected life of the stock options granted during the years ended December 31, 2013, 2012 and 2011, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC SAB No. 107, and the continued acceptance of the simplified method indicated in SEC SAB No. 110.
At December 31, 2013, there was $13.3 of compensation expense that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares, with the majority of the expense to be recorded in 2014.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011:

	For the years ended December 31,
	2013	2012	2011
Weighted average expected option life in years	3.6	6.0	6.0
Weighted average grant date fair value	$10.68	$24.47	$18.90
Risk-free interest rate	1.1% - 1.6%	0.8% - 1.0%	1.2% - 1.7%
Equity volatility factor	41%	55%	50.0% - 58.0%
Dividend yield	—%	—%	—%
A summary of restricted stock units and restricted shares activity for the year ended December 31, 2013 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units and Restricted Shares	Shares	fair value
Outstanding at January 1, 2013	155,709	$33.47
Granted	131,368	34.65
Vested	(86,931)	32.11
Forfeited	(11,137)	30.31
Outstanding at December 31, 2013	189,009	$35.54
The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $2.8, $2.8 and $2.6, respectively. The weighted average grant date fair value of restricted stock units and restricted shares granted during the years ended December 31, 2013, 2012 and 2011 was $34.65, $48.00 and $48.84, respectively.
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2013 and 2012, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2013 and 2012, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of December 31,
	2013		2012
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$13.3	$(17.0)	$15.7	$(18.8)
Natural gas	0.4	—	—	(0.6)
Total	13.7	(17.0)	15.7	(19.4)
Effect of counterparty netting	(12.3)	12.3	(12.5)	12.5
Net derivatives as classified in the balance sheet	$1.4	$(4.7)	$3.2	$(6.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The fair value of our derivative financial instruments at December 31, 2013 and 2012 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2013	2012
Metal	Prepaid expenses and other current assets	$1.0	$2.8
	Other long-term assets	—	0.4
Natural gas	Prepaid expenses and other current assets	0.4	—
Total		$1.4	$3.2

		December 31,
Liability Derivatives	Balance Sheet Location	2013	2012
Metal	Accrued liabilities	$1.7	$5.8
	Other long-term liabilities	3.0	0.5
Natural gas	Accrued liabilities	—	0.6
Total		$4.7	$6.9
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 and the level in the fair value hierarchy:

	Fair Value Measurements at December 31, 2013 Using:
	Total Carrying	Quoted Prices in	Significant	Significant
	Value in the	Active Markets for	Other Observable	Unobservable
	Consolidated	Identical Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$13.7	$—	$13.7	$—
Derivative liabilities	(17.0)	—	(17.0)	—
Net derivative liabilities	$(3.3)	$—	$(3.3)	$—

	Fair Value Measurements at December 31, 2012 Using:
	Total Carrying	Quoted Prices in	Significant	Significant
	Value in the	Active Markets for	Other Observable	Unobservable
	Consolidated	Identical Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$15.7	$—	$15.7	$—
Derivative liabilities	(19.4)	—	(19.4)	—
Net derivative liabilities	$(3.7)	$—	$(3.7)	$—

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Both realized and unrealized gains and losses on derivative financial instruments are included within “Gains on derivative financial instruments” in the Consolidated Statements of Operations. Realized (gains) losses on derivative financial instruments totaled the following during the years ended December 31, 2013, 2012 and 2011:

	Realized (Gains) Losses on Derivative Financial Instruments
	For the years ended December 31,
	2013	2012	2011
Metal	$(26.3)	$5.0	$(41.9)
Natural gas	0.6	6.4	3.8
Currency	—	1.6	0.3
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2013 and 2012, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2013 and 2012, we had 2.9 trillion and 2.2 trillion of British thermal unit forward buy contracts, respectively.
Currency Exchange Hedging
From time to time, we may enter into currency forwards, futures, call options and similar derivative financial instruments to limit our exposure to fluctuations in currency exchange rates. During 2011 and 2012, Aleris Zhenjiang entered into euro call option contracts to manage certain exposures related to euro-denominated equipment contracts. As of December 31, 2013 and 2012, no euro call option contracts were outstanding.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Other Financial Instruments
The carrying amount and fair values of our other financial instruments at December 31, 2013 and 2012 are as follows:

	December 31,
	2013		2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$60.1	$60.1	$592.9	$592.9
ABL Facility	—	—	—	—
Exchangeable Notes	44.2	72.7	44.2	103.4
7 5/8% Senior Notes	494.1	530.0	492.7	507.5
7 7/8% Senior Notes	492.5	531.3	491.4	502.5
Zhenjiang Term Loans	192.2	193.2	186.8	188.1
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of December 31, 2013 and 2012:

	Fair value measurements at December 31, 2013 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$60.1	$60.1	$—	$—
Exchangeable Notes	72.7	—	—	72.7
7 5/8% Senior Notes	530.0	530.0	—	—
7 7/8% Senior Notes	531.3	531.3	—	—
Zhenjiang Term Loans	193.2	—	—	193.2

	Fair value measurements at December 31, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$592.9	$592.9	$—	$—
Exchangeable Notes	103.4	—	—	103.4
7 5/8% Senior Notes	507.5	507.5	—	—
7 7/8% Senior Notes	502.5	502.5	—	—
Zhenjiang Term Loans	188.1	—	—	188.1
The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.3% as of December 31, 2013 and 1.3% as of December 31, 2012 and expected equity volatility of 55% as of December 31, 2013 and 60% as of December 31, 2012. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% Senior Notes and the 7 7/8% Senior Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
13. INCOME TAXES
The (loss) income before income taxes was as follows:

	For the years ended December 31,
	2013	2012	2011
U.S.	$(77.3)	$2.4	$3.4
International	38.6	130.0	153.6
Total	$(38.7)	$132.4	$157.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The (benefit from) provision for income taxes was as follows:

	For the years ended December 31,
	2013	2012	2011
Current:
Federal	$(0.1)	$(1.3)	$2.5
State	(0.2)	0.3	1.2
International	11.4	16.0	25.7
	$11.1	$15.0	$29.4
Deferred:
Federal	$0.4	$(1.1)	$0.4
State	—	—	(0.2)
International	(14.1)	11.5	(33.8)
	$(13.7)	$10.4	$(33.6)
(Benefit from) provision for income taxes	$(2.6)	$25.4	$(4.2)
The income tax (benefit) expense, computed by applying the federal statutory tax rate to the (loss) income before income taxes, differed from the (benefit from) provision for income taxes as follows:

	For the years ended December 31,
	2013	2012	2011
Income tax (benefit) expense at the federal statutory rate	$(13.5)	$46.4	$55.0
Foreign income tax rate differential and permanent differences, net	(18.2)	(19.1)	(53.4)
State income taxes, net	(4.4)	(1.3)	0.9
Permanent differences, net	2.3	(0.6)	0.6
Tax on deemed dividend of foreign earnings, net of foreign tax credit	(3.8)	7.1	19.0
Foreign intercompany debt revaluation	—	—	6.1
Change in uncertain tax position	1.6	0.4	6.3
Change in valuation allowance	33.0	(8.0)	(37.8)
Other, net	0.4	0.5	(0.9)
(Benefit from) provision for income taxes	$(2.6)	$25.4	$(4.2)
A $134.4 tax effect and a corresponding valuation allowance related to an increase in the tax net operating loss in a non-U.S. tax jurisdiction were excluded from “Foreign income tax rate differential and permanent differences, net” and “Change in valuation allowance” in the preceding reconciliation for the year ended December 31, 2012.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2013	2012
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$45.8	$37.2
Other	11.9	11.6
Total deferred tax liabilities	$57.7	$48.8
Deferred Tax Assets
Net operating loss carryforwards	$437.9	$356.2
Property, plant and equipment and intangible assets	81.1	95.5
Accrued pension benefits	38.2	51.5
Other	78.4	77.3
	$635.6	$580.5
Valuation allowance	(533.9)	(502.8)
Total deferred tax assets	$101.7	$77.7
Net deferred tax assets	$44.0	$28.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

At December 31, 2013 and 2012, we had valuation allowances of $533.9 and $502.8, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2013 and 2012 valuation allowances, $398.6 and $384.6 relate primarily to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions, $118.3 and $105.5 relate primarily to the U.S. federal effects of net operating losses and amortization and $17.0 and $12.7 relate primarily to the state effects of net operating losses and amortization, respectively. The net increase in the valuation allowance is primarily attributable to increases in the tax net operating losses in the U.S. and in non-U.S. tax jurisdictions that have valuation allowances against their net deferred tax assets. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in the valuation allowances:

	For the years ended December 31,
	2013	2012	2011
Balance at beginning of the period	$502.8	$364.6	$399.4
Additions (reversals) recorded in the (benefit from) provision for income taxes	33.0	126.4	(37.8)
Accumulated other comprehensive (loss) income	(15.3)	6.6	11.0
Currency translation	13.4	5.2	(8.0)
Balance at end of the period	$533.9	$502.8	$364.6
The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will recognize a tax benefit from $4.8 of stock-based compensation expense in additional paid-in capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized.
At December 31, 2013, we had approximately $1,289.3 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $1,123.7 can be carried forward indefinitely. The remaining net operating loss carryforwards may be carried forward from 5 to 20 years. At December 31, 2013, the U.S. federal net operating loss carryforward was $153.5. The tax benefits associated with state net operating loss carryforwards at December 31, 2013 were $9.0.
At December 31, 2013 and 2012, we had $4.7 and $3.6, respectively, of unused state tax credit carryforwards for which a full valuation allowance has been provided.
Substantially all of the $22.5 of undistributed earnings of our non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.
The following table summarizes the change in uncertain tax positions:

	For the years ended December 31,
	2013	2012	2011
Balance at beginning of the period	$18.5	$17.6	$12.5
Additions based on tax positions related to current year	—	2.1	—
Additions for tax positions of prior years	2.2	0.4	8.9
Reductions for tax positions of prior years	(0.2)	(0.5)	(2.7)
Settlements	(17.7)	(1.1)	(1.1)
Balance at end of period	$2.8	$18.5	$17.6
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Operations. Interest of $0.2 and $3.5 was accrued on the uncertain tax positions as of December 31, 2013 and 2012, respectively. Total interest of $0.3, $1.5 and $1.3, was recognized as part of the (benefit from) provision for income taxes for the years ended December 31, 2013, 2012 and 2011, respectively. Accrued penalties are not significant.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The 2009 through 2012 tax years remain open to examination. During the first quarter of 2013, the IRS commenced an examination of our tax returns for the years ended December 31, 2011 and 2010 that is anticipated to be completed within six months of the reporting date. The IRS has proposed and we have accepted an adjustment to foreign deemed dividends that will result in a decrease in the reserve of $0.3. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within twelve months of the reporting date.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease various types of equipment and property, primarily office space at various locations and the equipment utilized in our operations. The future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013, are as follows:

	2014	2015	2016	2017	2018	Thereafter
Operating leases	$5.8	$5.5	$3.7	$1.7	$0.9	$—
Rental expense for the years ended December 31, 2013, 2012 and 2011 was $14.9, $16.0 and $18.5, respectively.
Purchase Obligations
Our non-cancellable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2013, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the amounts shown below. As of December 31, 2013, amounts due under long-term non-cancellable purchase obligations are as follows:

	2014	2015	2016	2017	2018	Thereafter
Purchase obligations	$147.3	$72.2	$38.6	$8.1	$0.2	$—
Amounts purchased under long-term purchase obligations during the years ended December 31, 2013, 2012 and 2011 approximated previously projected amounts.
Employees
Approximately 46% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements.
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
Our reserves for environmental remediation liabilities totaled $35.3 and $34.2 at December 31, 2013 and 2012, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at December 31, 2013 and December 31, 2012, $6.3 and $6.5, respectively, are indemnified by Corus Group Ltd. These amounts are in addition to our asset retirement obligations discussed in Note 8, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
The changes in our accruals for environmental liabilities are as follows:

	For the years ended December 31,
	2013	2012	2011
Balance at the beginning of the period	$34.2	$36.5	$36.2
Revisions and liabilities incurred	1.1	(1.8)	0.7
Payments	(1.7)	(0.6)	(0.2)
Translation and other charges	1.7	0.1	(0.2)
Balance at the end of the period	$35.3	$34.2	$36.5
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
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operating structure includes aluminum rolled and extruded products and aluminum recycling operating segments. This operating structure supports our growth strategies and provides the appropriate focus on our global markets, including aerospace, automotive, commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. We report six operating segments (each of which is considered a reportable segment). The reportable segments are based on the organizational structure that is used by the Company’s chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available.
The Company’s operating segments are:

▪	RPNA;

▪	RPEU;

▪	Rolled Products Asia Pacific (“RPAP”);

▪	Extrusions;

▪	RSAA; and

▪	RSEU.
For the years ended December 31, 2013, 2012 and 2011, substantially all of Aleris Zhenjiang’s operating losses were categorized as start-up expenses, which are not included in management’s definition of segment performance, as defined below.
Rolled Products North America
Our RPNA segment consists of seven manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous ingot cast and pellet compaction technologies

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Koblenz, Germany and Duffel, Belgium, as well as an aluminum casting plant in Germany that produces rolling slab and billets used by our RPEU and Extrusions segments. Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in the beginning of 2013. The mill will continue to incur start-up expenses as we increase volume to full production and are qualified by our aerospace customers. These start-up expenses represent operating losses incurred while the mill is ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
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
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. Our North American recycling business consists of 18 facilities located in the United States, Canada and Mexico. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents as needed to produce recycled aluminum generally for customers serving end-uses related to automotive, consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s volume is sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.
Recycling and Specification Alloys Europe
We are a leading European recycler of aluminum scrap and magnesium through our RSEU segment. Our recycling operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our European recycling business consists of six facilities located in Germany, Norway and Wales. Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

including increased strength, formability and wear resistance, as specified by customers for their particular applications. The segment’s recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment asset amounts and payments for property, plant and equipment have been restated to conform to our current reportable segments, which were changed in the first quarter of 2013 to include RPAP.
Reportable Segment Information
The following table shows our revenues, segment income (loss) and other financial information for each of our reportable segments:

							Intersegment
	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Revenues	Total
Year Ended December 31, 2013
Revenues to external customers	$1,192.6	$1,317.7	$10.5	$347.0	$932.1	$532.6		$4,332.5
Inter-segment revenues	2.2	125.5	10.2	8.2	6.3	28.5	$(180.9)	—
Total revenues	1,194.8	1,443.2	20.7	355.2	938.4	561.1	(180.9)	4,332.5
Segment income (loss)	81.8	132.1	(0.2)	11.7	54.0	14.3		293.7
Segment assets	524.7	699.2	439.4	141.8	294.5	183.7		2,283.3
Payments for property, plant and equipment	44.1	41.0	92.5	12.6	23.4	14.0		227.6
Year Ended December 31, 2012
Revenues to external customers	$1,297.6	$1,254.6	$—	$349.1	$940.3	$570.8		$4,412.4
Inter-segment revenues	2.1	70.3	—	8.3	7.3	31.1	$(119.1)	—
Total revenues	1,299.7	1,324.9	—	357.4	947.6	601.9	(119.1)	4,412.4
Segment income	117.6	144.6	—	16.4	53.6	19.4		351.6
Segment assets	566.0	681.3	351.4	133.1	287.6	175.3		2,194.7
Payments for property, plant and equipment	54.0	62.8	173.8	17.0	46.4	11.4		365.4
Year Ended December 31, 2011
Revenues to external customers	$1,344.6	$1,460.1	$—	$398.7	$978.6	$644.4		$4,826.4
Inter-segment revenues	1.8	81.5	—	11.6	5.2	40.7	$(140.8)	—
Total revenues	1,346.4	1,541.6	—	410.3	983.8	685.1	(140.8)	4,826.4
Segment income	111.1	157.6	—	10.9	80.9	35.3		395.8
Payments for property, plant and equipment	35.1	19.3	79.7	12.7	34.1	15.8		196.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	For the years ended December 31,
	2013	2012	2011
Profits
Total segment income	$293.7	$351.6	$395.8
Unallocated amounts:
Depreciation and amortization	(129.5)	(84.8)	(70.3)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(50.8)	(56.3)	(60.8)
Restructuring charges	(10.7)	(9.6)	(4.4)
Interest expense, net	(97.9)	(52.4)	(46.3)
Unallocated gains (losses) on derivative financial instruments	0.6	13.9	(37.9)
Unallocated currency exchange (losses) gains	(4.6)	0.2	(1.2)
Start-up expenses	(35.8)	(28.1)	(10.2)
Other expense, net	(3.7)	(2.1)	(7.7)
(Loss) income before income taxes	$(38.7)	$132.4	$157.0

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$227.6	$365.4	$196.7
Other payments for property, plant and equipment	10.7	24.8	7.9
Total consolidated payments for property, plant and equipment	$238.3	$390.2	$204.6

Assets
Total assets for reportable segments	$2,283.3	$2,194.7
Unallocated assets	189.6	723.5
Total consolidated assets	$2,472.9	$2,918.2
Geographic Information
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived tangible assets (net of accumulated depreciation and amortization):

	For the years ended December 31,
	2013	2012	2011
Revenues
United States	$1,970.1	$2,077.3	$2,154.2
International:
Asia	162.9	185.1	181.4
Europe	1,864.6	1,822.6	2,160.1
Mexico, Canada and South America	329.3	320.7	291.9
Other	5.6	6.7	38.8
Total international revenues	2,362.4	2,335.1	2,672.2
Consolidated revenues	$4,332.5	$4,412.4	$4,826.4

	December 31,
	2013	2012
Long-lived tangible assets
United States	$380.2	$377.0
International:
Asia	372.9	329.7
Europe	384.4	350.5
Mexico and Canada	20.2	19.8
Total international	777.5	700.0
Consolidated total	$1,157.7	$1,077.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

16. EARNINGS PER SHARE
Basic earnings per share was computed using the two-class method by dividing net income available to common stockholders, after deducting undistributed earnings allocated to participating securities, by the average number of shares of our common stock outstanding during the period. Pursuant to the two-class method, all earnings, whether distributed or undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Our restricted stock units and restricted shares have nonforfeitable rights to dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock, and, therefore, meet the definition of a participating security. No undistributed earnings have been allocated to the participating securities for the years ended December 31, 2013 and 2011 earnings per share calculations based on the fact the cash dividends paid during the periods exceeded our earnings. Diluted earnings per share was computed by giving effect to all potentially dilutive securities that were outstanding. The following table summarizes basic and diluted (loss) earnings per share (in millions, except per share data):

	For the years ended December 31,
	2013	2012	2011
Net (loss) income attributable to Aleris Corporation	$(37.1)	$107.5	$161.6
Less: Preferred stock dividend (paid or unpaid)	(0.4)	(0.4)	(0.4)
Less: Undistributed earnings allocated to participating securities	—	(0.6)	—
Less: Redemption value adjustments to redeemable noncontrolling interest	—	(4.7)	—
Net (loss) income available to common stockholders - Basic	(37.5)	101.8	161.2
Add: Interest on Exchangeable Notes	—	2.8	1.8
Add: Preferred stock dividend (paid or unpaid)	—	0.4	0.4
Add: Undistributed earnings allocated to participating securities	—	0.6	—
Less: Undistributed earnings reallocated to participating securities	—	(0.5)	—
Net (loss) income available to common stockholders - Diluted	$(37.5)	$105.1	$163.4

Average shares of common stock outstanding	31.2	31.1	31.0
Dilutive effect of:
Stock options	—	0.7	0.6
Restricted stock units and restricted shares	—	—	0.1
Redeemable preferred stock	—	0.2	0.1
Exchangeable Notes	—	2.1	1.5
Average dilutive shares of common stock outstanding	31.2	34.1	33.3

Basic (loss) earnings per share	$(1.20)	$3.28	$5.20
Diluted (loss) earnings per share	$(1.20)	$3.08	$4.91

The effect of certain stock options were excluded from the computations of the weighted average dilutive shares outstanding as inclusion would have resulted in antidilution. The exchangeable notes, redeemable preferred stock, restricted stock units and restricted shares were excluded from the computations of the weighted average dilutive shares outstanding for the year ended December 31, 2013 as inclusion would have resulted in antidilution. Additionally, restricted stock units and restricted shares were excluded from the computation of weighted average dilutive shares outstanding for the year ended December 31, 2012 as they were considered participating securities. A summary of these stock options, restricted stock units and restricted shares, exchangeable notes and redeemable preferred stock as of December 31, 2013, 2012 and 2011 is shown below (in millions, except per share data):

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31,
	2013	2012	2011
Number of stock options	3.3	0.2	0.1
Weighted average exercise price	$24.34	$47.71	$46.99
Restricted stock units and restricted shares	0.2	0.2	—
Weighted average grant date fair value	$35.54	$33.47	$50.30
Effect of shares issuable upon conversion of Exchangeable Notes	2.1	—	—
Effect of shares issuable upon conversion of redeemable preferred stock	0.2	—	—

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet, which are items that change equity during the reporting period, but are not included in earnings:

		Currency	Pension and other
	Total	translation	postretirement
Balance at January 1, 2011	$26.7	$21.0	$5.7
Current year currency translation adjustments	(18.7)	(19.2)	0.5
Recognition of net actuarial losses	(39.5)	—	(39.5)
Recognition of prior service cost	(0.9)	—	(0.9)
Deferred tax benefit on pension and other postretirement liability adjustments	3.4	—	3.4
Balance at December 31, 2011	(29.0)	1.8	(30.8)
Current year currency translation adjustments	9.7	10.8	(1.1)
Recognition of net actuarial losses	(55.7)	—	(55.7)
Amortization of net actuarial losses and prior service cost	0.7	—	0.7
Deferred tax benefit on pension and other postretirement liability adjustments	11.9	—	11.9
Balance at December 31, 2012	(62.4)	12.6	(75.0)
Current year currency translation adjustments	31.5	33.2	(1.7)
Recognition of net actuarial gains	41.9	—	41.9
Amortization of net actuarial losses and prior service cost, including recognition of settlement loss	4.0	—	4.0
Deferred tax expense on pension and other postretirement liability adjustments	(1.2)	—	(1.2)
Balance at December 31, 2013	$13.8	$45.8	$(32.0)
A summary of reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 is provided below:

Description of reclassifications out of accumulated other comprehensive income (loss)	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses and prior service cost, including recognition of settlement loss, before tax	$(4.0)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	1.2
Losses reclassified into earnings, net of tax	$(2.8)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).
18. SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows:

	For the years ended December 31,
	2013	2012	2011
Cash payments for:
Interest	$99.5	$51.2	$28.3
Income taxes	37.2	8.6	14.9
Non-cash financing activity associated with lease contracts	6.6	2.0	3.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

19. STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK
The following table shows changes in the number of our outstanding common shares:

Outstanding common shares
Balance at January 1, 2011	30,969,440
Issuance of common stock to employees for services	3,842
Issuance associated with vested restricted stock units	58,589
Balance at December 31, 2011	31,031,871
Issuance associated with options exercised	8,843
Issuance associated with vested restricted stock units	56,558
Balance at December 31, 2012	31,097,272
Issuance associated with options exercised	69,794
Issuance associated with vested restricted stock units	51,698
Issuance upon conversion of Exchangeable Notes	10,300
Balance at December 31, 2013	31,229,064
Our capital structure includes 5,000 shares of Aleris International Series A exchangeable preferred stock (the “Redeemable Preferred Stock”) with a liquidation preference of one thousand dollars per share and a par value of $0.01 per share. The Redeemable Preferred Stock accrues dividends at 8.0% per annum (payable semi-annually on January 15 and July 15 if and when declared by Aleris International’s Board). All shares of Redeemable Preferred Stock were issued on June 1, 2010 to Oaktree Capital Management, L.P., on behalf of the Oaktree Funds, certain investment funds managed by affiliates of Apollo Management Holdings, L.P., and Sankaty Advisors, LLC, on behalf of the investment funds advised by it, in exchange for $5.0. The Redeemable Preferred Stock is subject to mandatory redemption on June 1, 2015, and is currently exchangeable, at the holder’s option, prior to redemption, into our common stock on a per share dollar exchange ratio of $18.45 at December 31, 2013, subject to adjustment. The Redeemable Preferred Stock is classified as temporary equity because its terms include a mandatory redemption feature on a fixed date for a fixed price.
20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% Senior Notes and the 7 7/8% Senior Notes, respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2013 and 2012. The condensed consolidating statements of comprehensive income and cash flows are presented for the years ended December 31, 2013, 2012 and 2011.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The condensed consolidating balance sheet at December 31, 2012 and the condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 have been restated to revise the presentation of intercompany balances and cash flows related to intercompany loans, equity contributions and dividends. The revisions to the condensed consolidating balance sheet at December 31, 2012, significantly increased Aleris International, Inc.’s and the Guarantor Subsidiaries’ intercompany receivables and payables, current and total assets and current and total liabilities; however, the revisions did not significantly change the previously-reported equity balances. The revisions to the condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 significantly changed the classification of certain intercompany cash flows as operating, investing and financing activities; however, there was no change in the total net cash flows of Aleris Corporation, Aleris International, Inc. or the Guarantor Subsidiaries. There was no impact to the condensed consolidating statements of comprehensive income or to the consolidated financial statements for any period presented as a result of these presentation changes.

	As of December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$3.7	$—	$58.9	$(2.5)	$60.1
Accounts receivable, net	—	—	125.7	251.2	—	376.9
Inventories	—	—	245.1	438.3	—	683.4
Deferred income taxes	—	—	0.2	6.9	—	7.1
Prepaid expenses and other current assets	—	0.5	16.1	14.9	—	31.5
Intercompany receivables	—	362.4	378.3	192.4	(933.1)	—
Total Current Assets	—	366.6	765.4	962.6	(935.6)	1,159.0
Property, plant and equipment, net	—	—	377.8	779.9	—	1,157.7
Intangible assets, net	—	—	27.6	15.9	—	43.5
Deferred income taxes	—	—	—	45.2	—	45.2
Other long-term assets	—	12.3	3.3	51.9	—	67.5
Intercompany receivables	—	3.4	—	—	(3.4)	—
Investments in subsidiaries	371.8	1,510.6	117.7	—	(2,000.1)	—
Total Assets	$371.8	$1,892.9	$1,291.8	$1,855.5	$(2,939.1)	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$0.4	$117.1	$188.2	$(2.5)	$303.2
Accrued liabilities	—	21.7	67.0	112.2	—	200.9
Deferred income taxes	—	—	—	3.9	—	3.9
Current portion of long-term debt	—	—	0.5	7.8	—	8.3
Intercompany payables	—	462.4	371.7	99.0	(933.1)	—
Total Current Liabilities	—	484.5	556.3	411.1	(935.6)	516.3
Long-term debt	—	1,030.9	0.8	197.4	—	1,229.1
Deferred income taxes	—	—	0.2	4.2	—	4.4
Accrued pension benefits	—	—	33.8	194.7	—	228.5
Accrued postretirement benefits	—	—	40.9	—	—	40.9
Other long-term liabilities	—	—	32.7	46.6	—	79.3
Intercompany payables	3.4	—	—	—	(3.4)	—
Total Long-Term Liabilities	3.4	1,030.9	108.4	442.9	(3.4)	1,582.2
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation Equity	368.4	371.8	627.1	1,001.2	(2,000.1)	368.4
Noncontrolling interest	—	—	—	0.3	—	0.3
Total Liabilities and Equity	$371.8	$1,892.9	$1,291.8	$1,855.5	$(2,939.1)	$2,472.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$472.4	$—	$121.6	$(1.1)	$592.9
Accounts receivable, net	—	1.5	149.3	233.2	—	384.0
Inventories	—	—	259.4	424.0	—	683.4
Deferred income taxes	—	—	3.9	9.0	—	12.9
Prepaid expenses and other current assets	—	0.1	12.9	13.3	—	26.3
Intercompany receivables	—	421.9	599.8	202.9	(1,224.6)	—
Total Current Assets	—	895.9	1,025.3	1,004.0	(1,225.7)	1,699.5
Property, plant and equipment, net	—	—	375.4	701.6	—	1,077.0
Intangible assets, net	—	—	29.7	15.9	—	45.6
Deferred income taxes	—	—	—	36.8	—	36.8
Other long-term assets	—	14.3	2.6	42.4	—	59.3
Intercompany receivables	—	0.6	—	—	(0.6)	—
Investments in subsidiaries	634.5	1,410.1	111.0	—	(2,155.6)	—
Total Assets	$634.5	$2,320.9	$1,544.0	$1,800.7	$(3,381.9)	$2,918.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.4	$122.1	$216.8	$(1.1)	$341.2
Accrued liabilities	—	23.7	67.6	211.1	—	302.4
Deferred income taxes	—	—	—	12.0	—	12.0
Current portion of long-term debt	—	—	—	9.0	—	9.0
Intercompany payables	—	625.2	482.3	117.1	(1,224.6)	—
Total Current Liabilities	—	652.3	672.0	566.0	(1,225.7)	664.6
Long-term debt	—	1,028.4	—	190.5	—	1,218.9
Deferred income taxes	—	—	3.9	4.9	—	8.8
Accrued pension benefits	—	—	71.8	186.4	—	258.2
Accrued postretirement benefits	—	—	52.0	—	—	52.0
Other long-term liabilities	—	—	31.5	44.4	—	75.9
Intercompany payables	0.6	—	—	—	(0.6)	—
Total Long-Term Liabilities	0.6	1,028.4	159.2	426.2	(0.6)	1,613.8
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation Equity	633.9	634.5	712.8	808.3	(2,155.6)	633.9
Noncontrolling interest	—	—	—	0.2	—	0.2
Total Liabilities and Equity	$634.5	$2,320.9	$1,544.0	$1,800.7	$(3,381.9)	$2,918.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,938.3	$2,403.7	$(9.5)	$4,332.5
Cost of sales	—	—	1,839.3	2,212.9	(9.5)	4,042.7
Gross profit	—	—	99.0	190.8	—	289.8
Selling, general and administrative expenses	—	0.2	108.7	129.2	—	238.1
Restructuring charges	—	—	3.0	7.7	—	10.7
Gains on derivative financial instruments	—	—	(18.2)	(8.2)	—	(26.4)
Other operating expense (income), net	—	—	1.8	(0.6)	—	1.2
Operating (loss) income	—	(0.2)	3.7	62.7	—	66.2
Interest expense, net	—	—	88.9	9.0	—	97.9
Other (income) expense, net	—	—	(3.8)	10.8	—	7.0
Equity in net losses (earnings) of affiliates	37.1	36.9	(1.1)	—	(72.9)	—
(Loss) income before income taxes	(37.1)	(37.1)	(80.3)	42.9	72.9	(38.7)
Benefit from income taxes	—	—	(0.3)	(2.3)	—	(2.6)
Net (loss) income	(37.1)	(37.1)	(80.0)	45.2	72.9	(36.1)
Net income attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Net (loss) income attributable to Aleris Corporation	$(37.1)	$(37.1)	$(80.0)	$44.2	$72.9	$(37.1)

Comprehensive income (loss)	$39.1	$39.1	$(41.0)	$80.3	$(77.4)	$40.1
Comprehensive income attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Aleris Corporation	$39.1	$39.1	$(41.0)	$79.3	$(77.4)	$39.1

	For the year ended December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$2,050.3	$2,371.2	$(9.1)	$4,412.4
Cost of sales	—	—	1,878.1	2,078.2	(9.1)	3,947.2
Gross profit	—	—	172.2	293.0	—	465.2
Selling, general and administrative expenses	—	0.4	121.0	147.6	—	269.0
Restructuring charges	—	—	2.2	7.4	—	9.6
Losses (gains) on derivative financial instruments	—	—	3.8	(5.1)	—	(1.3)
Other operating expense (income), net	—	—	1.3	(0.2)	—	1.1
Operating (loss) income	—	(0.4)	43.9	143.3	—	186.8
Interest expense, net	—	—	51.5	0.9	—	52.4
Other (income) expense, net	—	—	(5.2)	7.2	—	2.0
Equity in net earnings of affiliates	(107.5)	(107.9)	(2.3)	—	217.7	—
Income (loss) before income taxes	107.5	107.5	(0.1)	135.2	(217.7)	132.4
(Benefit from) provision for income taxes	—	—	(2.9)	28.3	—	25.4
Net income	107.5	107.5	2.8	106.9	(217.7)	107.0
Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Net income attributable to Aleris Corporation	$107.5	$107.5	$2.8	$107.4	$(217.7)	$107.5

Comprehensive income	$74.1	$74.1	$(15.6)	$91.8	$(150.8)	$73.6
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Comprehensive income attributable to Aleris Corporation	$74.1	$74.1	$(15.6)	$92.3	$(150.8)	$74.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2011
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$2,122.2	$2,714.7	$(10.5)	$4,826.4
Cost of sales	—	—	1,949.3	2,415.5	(10.5)	4,354.3
Gross profit	—	—	172.9	299.2	—	472.1
Selling, general and administrative expenses	—	0.1	114.4	159.8	—	274.3
Restructuring charges	—	—	0.6	3.8	—	4.4
(Gains) losses on derivative financial instruments	—	—	(5.2)	5.2	—	—
Other operating expense (income), net	—	—	1.9	(4.3)	—	(2.4)
Operating (loss) income	—	(0.1)	61.2	134.7	—	195.8
Interest expense, net	—	—	40.1	6.2	—	46.3
Other (income) expense, net	—	(0.2)	(7.6)	0.3	—	(7.5)
Equity in net earnings of affiliates	(161.6)	(161.5)	(7.2)	—	330.3	—
Income before income taxes	161.6	161.6	35.9	128.2	(330.3)	157.0
Provision for (benefit from) income taxes	—	—	3.5	(7.7)	—	(4.2)
Net income	$161.6	$161.6	$32.4	$135.9	$(330.3)	$161.2
Net loss attributable to noncontrolling interest	$—	$—	$—	$(0.4)	$—	$(0.4)
Net income attributable to Aleris Corporation	$161.6	$161.6	$32.4	$136.3	$(330.3)	$161.6

Comprehensive income	$105.9	$105.9	$2.2	$111.9	$(220.2)	$105.7
Comprehensive loss attributable to noncontrolling interest	$—	$—	$—	$(0.2)	$—	$(0.2)
Comprehensive income attributable to Aleris Corporation	$105.9	$105.9	$2.2	$112.1	$(220.2)	$105.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$132.1	$66.2	$119.6	$13.5	$(299.5)	$31.9
Investing activities
Payments for property, plant and equipment	—	—	(73.3)	(165.0)	—	(238.3)
Net proceeds from the disposal of property, plant and equipment	—	—	0.9	2.0	—	2.9
Disbursements of intercompany loans	—	(60.0)	(50.8)	—	110.8	—
Repayments from intercompany loans	—	60.0	66.0	0.9	(126.9)	—
Equity contributions in subsidiaries	—	(510.7)	(16.8)	—	527.5	—
Return of investments in subsidiaries	180.9	292.6	—	—	(473.5)	—
Net cash provided (used) by investing activities	180.9	(218.1)	(74.0)	(162.1)	37.9	(235.4)
Financing activities
Proceeds from the ABL Facility	—	10.3	—	20.0	—	30.3
Payments on the ABL Facility	—	(10.3)	—	(20.0)	—	(30.3)
Proceeds from Zhenjiang Term Loans	—	—	—	0.2	—	0.2
Proceeds from Zhenjiang Revolver	—	—	—	4.1	—	4.1
Payments on Zhenjiang Revolver	—	—	—	(4.1)	—	(4.1)
Net payments from other long-term debt	—	—	—	(5.2)	—	(5.2)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Dividends paid	(313.0)	(313.0)	(292.6)	(166.0)	771.6	(313.0)
Proceeds from intercompany loans	—	—	—	110.8	(110.8)	—
Repayments on intercompany loans	—	—	(0.9)	(126.0)	126.9	—
Proceeds from intercompany equity contributions	—	—	247.9	279.6	(527.5)	—
Other	—	(3.8)	—	(0.9)	—	(4.7)
Net cash (used) provided by financing activities	(313.0)	(316.8)	(45.6)	83.6	260.2	(331.6)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.3	—	2.3
Net decrease in cash and cash equivalents	—	(468.7)	—	(62.7)	(1.4)	(532.8)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$3.7	$—	$58.9	$(2.5)	$60.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1.5	$32.1	$84.6	$36.1	$(1.8)	$152.5
Investing activities
Payments for property, plant and equipment	—	—	(122.1)	(268.1)	—	(390.2)
Purchase of a business	—	—	—	(21.5)	—	(21.5)
Net (payments on) proceeds from the disposal of property, plant and equipment	—	—	(0.3)	0.8	—	0.5
Disbursements of intercompany loans	—	—	(19.1)	—	19.1	—
Repayments from intercompany loans	—	—	57.6	0.8	(58.4)	—
Equity contributions in subsidiaries	—	(116.2)	(5.9)	—	122.1	—
Other	—	—	0.1	—	—	0.1
Net cash used by investing activities	—	(116.2)	(89.7)	(288.0)	82.8	(411.1)
Financing activities
Proceeds from the issuance of 7 7/8% Senior Notes, net of discount of $8.7	—	491.3	—	—	—	491.3
Proceeds from Zhenjiang Term Loans	—	—	—	130.9	—	130.9
Net payments on other long-term debt	—	—	—	(0.2)	—	(0.2)
Debt issuance costs	—	(1.8)	—	(0.5)	—	(2.3)
Proceeds from intercompany loans	—	—	—	19.1	(19.1)	—
Repayments on intercompany loans	—	—	(0.8)	(57.6)	58.4	—
Proceeds from intercompany equity contributions	—	—	5.9	116.2	(122.1)	—
Dividends paid	—	—	—	(2.1)	2.1	—
Other	(1.5)	(0.1)	—	(0.9)	—	(2.5)
Net cash (used) provided by financing activities	(1.5)	489.4	5.1	204.9	(80.7)	617.2
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.9	—	2.9
Net increase (decrease) in cash and cash equivalents	—	405.3	—	(44.1)	0.3	361.5
Cash and cash equivalents at beginning of period	—	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$—	$472.4	$—	$121.6	$(1.1)	$592.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2011
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$212.8	$102.4	$73.3	$95.4	$(217.0)	$266.9
Investing activities
Payments for property, plant and equipment	—	—	(73.9)	(130.7)	—	(204.6)
Proceeds from sale of property, plant and equipment	—	—	—	7.7	—	7.7
Disbursements of intercompany loans	—	—	(4.9)	—	4.9	—
Repayments from intercompany loans	—	—	5.5	—	(5.5)	—
Equity contributions in subsidiaries	—	(61.7)	(13.7)	—	75.4	—
Return of investments in subsidiaries	287.2	—	—	—	(287.2)	—
Other	—	—	—	(0.4)	—	(0.4)
Net cash provided (used) by investing activities	287.2	(61.7)	(87.0)	(123.4)	(212.4)	(197.3)
Financing activities
Proceeds from the issuance of 7 5/8% Senior Notes, net of discount of $10.0	—	490.0	—	—	—	490.0
Proceeds from Zhenjiang Term Loans	—	—	—	56.7	—	56.7
Net proceeds on other long-term debt	—	—	—	1.1	—	1.1
Debt issuance costs	—	(2.9)	—	(1.5)	—	(4.4)
Proceeds from intercompany loans	—	—	—	4.9	(4.9)	—
Repayments on intercompany loans	—	—	—	(5.5)	5.5	—
Proceeds from intercompany equity contributions	—	—	13.7	61.7	(75.4)	—
Contributions from noncontrolling interest	—	—	—	7.6	—	7.6
Dividends paid	(500.0)	(500.0)	—	(2.8)	502.8	(500.0)
Other	—	1.4	—	1.3	—	2.7
Net cash (used) provided by financing activities	(500.0)	(11.5)	13.7	123.5	428.0	53.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(5.4)	—	(5.4)
Net increase in cash and cash equivalents	—	29.2	—	90.1	(1.4)	117.9
Cash and cash equivalents at beginning of period	—	37.9	—	75.6	—	113.5
Cash and cash equivalents at end of period	$—	$67.1	$—	$165.7	$(1.4)	$231.4
21. SUBSEQUENT EVENT
In February 2014, we signed a definitive agreement to acquire Nichols Aluminum, LLC, a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for $110.0 in an all-cash transaction. The acquisition includes two production facilities in Davenport, Iowa, a facility in Decatur, Alabama and a facility in Lincolnshire, Illinois. Closing of the transaction is subject to customary closing conditions and regulatory approvals.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8. – “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8. – “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Steven J. Demetriou	55	Chairman of our Board of Directors and Chief Executive Officer
Sean M. Stack	47	Executive Vice President and Chief Financial Officer
Roelof IJ. Baan	57	Executive Vice President and Chief Executive Officer, Europe and Asia Pacific
Christopher R. Clegg	56	Executive Vice President, General Counsel and Secretary
Thomas W. Weidenkopf	54	Executive Vice President, Human Resources and Communications
Scott L. Graves	43	Director
Michael Kreger	32	Director
Brian Laibow	36	Director
Donald T. Misheff	57	Director
Robert O’Leary	43	Director
Emily Stephens	38	Director
Lawrence W. Stranghoener	59	Director
G. Richard Wagoner, Jr.	61	Director
The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.

Steven J. Demetriou - Mr. Demetriou became Chairman of the Board and Chief Executive Officer of Aleris following the merger of Commonwealth Industries, Inc. (“Commonwealth”) and IMCO Recycling, Inc. Mr. Demetriou had served as President and Chief Executive Officer of Commonwealth from June 2004 and served as an outside Director of Commonwealth from 2002 until the merger. Mr. Demetriou is the non-executive Chairman of the Board of Foster Wheeler AG, a director of OM Group, Inc. and Kraton Performance Polymers, Inc. and serves on the Board of Advisors for Resilience Capital Partners, a private equity investment group.

Mr. Demetriou has extensive operational and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry and customer associations provide an in-depth understanding of the aluminum industry generally and unparalleled experience with the Company’s operations and corporate transactions.

Sean M. Stack - Mr. Stack has served as Executive Vice President and Chief Financial Officer since February 2009. He joined Commonwealth in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe.

Roelof IJ. Baan - Mr. Baan joined Aleris in 2008 and currently serves as Executive Vice President and Chief Executive Officer, Europe and Asia Pacific. He is responsible for all business and operational activities with respect to our Europe and Asia Pacific businesses. From 2011 to 2013, Mr. Baan served as Executive Vice President and Chief Executive Officer, Global Rolled and Extruded Products. He was responsible for all business and operational activities with respect to our Global Rolled and Extruded Products business unit. From 2008 to 2011, Mr. Baan served as our Executive Vice President and Chief Executive Officer, Europe and Asia. He was responsible for all business and operational activities for Aleris’s European region headquartered in Zurich, Switzerland. From 2004 until 2007, Mr. Baan worked for Arcelor Mittal and its affiliates where he most recently served as Executive Vice President and Chief Executive Officer, Mittal Steel Europe, and served as a member on Arcelor Mittal’s Management Committee. Mr. Baan had responsibility for operations in eight countries, including four integrated steel mills and four electric arc steel mills. Since January 1, 2011, Mr. Baan has been a director of Borusan Mannesman, a leading European producer in the steel pipe industry.

Christopher R. Clegg - Mr. Clegg has served as the Executive Vice President, General Counsel and Secretary since January 2007. From 2005 to 2007, he was the Company’s Senior Vice President, General Counsel and Secretary. He joined Commonwealth in June 2004 as Vice President, General Counsel and Secretary, and upon the merger with IMCO Recycling he became Senior Vice President, General Counsel and Secretary.

Thomas W. Weidenkopf - Mr. Weidenkopf has served as Executive Vice President Human Resources and Communications since September 2009. From November 2008 until September 2009, he served as an interim Head, Global HR in a consulting capacity. Prior to joining Aleris, Mr. Weidenkopf served as the Senior Vice President, Human Resources and Communications for Honeywell International Inc. where he was responsible for leading global human resources strategy and programs for the Company’s 120,000 employees in more than 100 countries.

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

Michael Kreger – Mr. Kreger has served as a Director since February 2014. Mr. Kreger serves as a Vice President in the Opportunities funds of Oaktree. Prior to joining Oaktree in 2014, Mr. Kreger was most recently a Director at Madison Dearborn having joined the firm in 2010 following graduation from Harvard Business School. Prior to business school, Mr. Kreger was an analyst in the Industrials group at UBS Investment Bank from 2004 to 2006 and an Associate with Madison Dearborn from 2006 to 2008. In addition, Mr. Kreger previously served as a director on numerous companies, including Bway Corporation (August 2010 – November 2012, Schrader International, Inc. (April 2012 – January 2014), and Multi Packaging Solutions, Inc. (August 2013 – January 2014).

Mr. Kreger was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Kreger has a solid working knowledge of portfolio companies activities and operations. In addition, Mr. Kreger has served as a director of a number of public and privately-held companies as well as a member of board audit and compensation committees. Mr. Kreger serves as a member of the Board’s Audit Committee.

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

Donald T. Misheff - Mr. Misheff has served as a Director since December 4, 2013. Mr. Misheff retired in 2011 as managing partner of the Northeast Ohio offices of Ernst & Young LLP, a public accounting firm, where he specialized in accounting/financial reporting for income taxes, purchase accounting, and mergers and acquisitions. Mr. Misheff is a member of FirstEnergy Corp’s board of directors (serving on its nuclear and finance committees and previously serving on its governance committee) and Asurint’s board of directors (serving on its audit committee). Mr. Misheff is also chairman of Cuyahoga Community College Foundation, member of Ancora Advisors’ advisory board and a member of the Akron Tomorrow Board. Previously, Mr. Misheff has served as chairman of the board of Firestone Country Club, trustee of Ashland University, chairman of the Greater Akron Chamber, a member of the executive committee of Cleveland United Way, treasurer and chair of the finance committee for Team NEO, and on numerous other boards, including the University of Akron Foundation and BioEnterprise.

Mr. Misheff has significant prior board service experience, and extensive financial and corporate governance experience. Mr. Misheff serves as a member of the Board’s Audit Committee.

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

Lawrence W. Stranghoener - Mr. Stranghoener has served as director since January 21, 2011. Since 2004, Mr. Stranghoener has been executive vice president and chief financial officer of The Mosaic Company, a public global crop nutrient company with approximately $10 billion of sales. Previously he had been executive vice president and chief financial officer for Thrivent Financial. From 1983 to 2000, he held various positions in finance at Honeywell, including vice president and chief financial officer from 1997 to 1999. He also serves on the board of directors for Kennametal Inc., a public company.

Mr. Stranghoener has extensive corporate finance experience, including 15 years of experience as a chief financial officer at several different companies with full responsibility and accountability for all finance, accounting, tax and related functions. Mr. Stranghoener serves as the Chair of the Board’s Audit Committee.

G. Richard Wagoner, Jr. - Mr. Wagoner has served as a director since August 2010. Mr. Wagoner retired from General Motors Corporation, a public company, in August 2009 after a 32-year career. He served as chairman and chief executive officer of General Motors from May 2003 through March 2009 and had been president and chief executive officer since June 2000. Mr. Wagoner is a director of Graham Holdings, Invesco and several privately held companies. He is a member of the Board of Visitors of Virginia Commonwealth University.

Mr. Wagoner’s long leadership history with General Motors provides a deep understanding of the operational, governance and strategic matters involved in running a large scale global corporation. Mr. Wagoner serves as a member of the Board’s Compensation Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Since none of our common stock is publicly traded, our executive officers, directors and 10% stockholders are not subject to Section 16’s reporting obligations.
Other Matters Concerning Directors and Executive Officers
Each of the executive officers listed above, other than Mr. Weidenkopf, served as an officer of the Predecessor at the time it filed for protection under Chapter 11 of the Bankruptcy Code in February 2009. Further, Mr. Demetriou served as Chairman of the Board at the time the Predecessor filed for protection under Chapter 11 of the Bankruptcy Code in February 2009. On June 1, 2009, General Motors Corporation, and its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Mr. Wagoner was not an executive officer or director of General Motors Corporation at the time of such filing.
Codes of Ethics
The Company maintains and enforces a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer and Treasurer (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with the Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”) applicable to all employees. In instances where the Code of Business Conduct is silent or its terms are inconsistent with or conflict with any of the terms of the Senior Officers Code, then the provisions of the Senior Officers Code control and govern in all respects. Both the Senior Officers Code and the Code of Business Conduct are available at our website (www.aleris.com) by clicking on “Governance” under the “Investor Relations” tab. Any future changes or amendments to the Senior Officers Code and the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at this location. A copy of both the Senior Officers Code and the Code of Business Conduct may also be obtained upon request from the Company’s Secretary.
Board Committees
Our Board of Directors has established an Audit Committee and a Compensation Committee.
Messrs. Stranghoener, Laibow, Kreger and Misheff are the members of the Audit Committee. Mr. Stranghoener has been appointed Chair of the Audit Committee. As a privately held corporation, while our Board of Directors currently has not made a formal determination as to whether any members of our Audit Committee are considered to be Audit Committee Financial Experts, we believe all members of our Audit Committee have beneficial financial background. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

▪	reviewing and overseeing the administration of the Company’s internal accounting policies and procedures;

▪	reviewing and overseeing the preparation of the Company’s financial statements; and

▪	consulting with the Company’s independent accountants.
Messrs. Graves, Stranghoener and Wagoner are the members of the Compensation Committee. Mr. Graves has been appointed Chair of the Compensation Committee. The Compensation Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

▪	developing and approving all elements of compensation with respect to the Company’s executive officers; and

▪	approving and overseeing the management and administration of all material compensation of the Company.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Changes to the Executive Compensation Program for 2013
In 2013, we made significant changes to certain aspects of our executive compensation program to take into account our evolving business strategies and the landscape in which we compete. Our management team and the compensation committee of the Board of Directors (the “Compensation Committee”) continues to place special emphasis on the effectiveness and design of our variable compensation components, such as the annual incentive plan and long-term incentives applicable to our named executive officers and management team generally. Key decisions and actions taken in 2013 or the first quarter of 2014 that impact the 2013 compensation packages of our named executive officers include:

▪
Approval by the Compensation Committee of certain changes to the compensatory arrangements of Mr. Steven Demetriou, the Company’s chief executive officer, effective as of September 15, 2013, in response to an assessment of Mr. Demetriou’s performance, and in consideration of his overall compensation package as compared to market data for other executives in similar positions. These changes include:

▪	increasing his base salary from $1,000,000 to $1,200,000;

▪	increasing his target bonus opportunity from 110% to 125% of his base salary;

▪	providing him with partial liquidity in respect of previously held and vested equity (subject to an incremental clawback to encourage retention);

▪	granting additional awards of stock options and RSUs; and

▪	implementing severance changes pursuant to the second amendment to his employment agreement.

▪
Authorization by the Board of Directors, acting as the Compensation Committee under the Equity Incentive Plan, of a grant to Mr. Demetriou made in January 2014, calculated in accordance with the terms of his Amended and Restated Employment Agreement, which grant amount, at Mr. Demetriou’s request, was reduced prior to the granting of the actual awards.

▪
Approval of amendments to the Equity Incentive Plan that (a) effective in January 2014, increased the maximum aggregate number of shares of common stock reserved for issuance pursuant to awards made under the plan, (b) effective in January 2014, increased the number of shares of common stock that may be issued pursuant to specifically RSU awards under the plan, and (c) modified the definitions of the terms “Initial Investors” and “Initial Investors and their affiliates” as used in the Equity Incentive Plan and all outstanding and future awards granted thereunder, so that such terms refer only to Oaktree Capital Management, L.P. and its affiliates.

▪
Approval of new option and RSU grants to our named executive officers, other than Mr. Demetriou, following a review of the overall executive compensation packages, and in consideration of the fact that no equity awards have been granted to those named executive officers since 2010.

▪
Subject to the Audit Committee’s approval of 2013’s year-end financial results, approval of the final 2013 annual incentive plan achievement results and determination that no payouts would be made to the named executive officers based on the financial targets.

▪
Approval of modifications to the 2014 MIP design such that 2014 MIP (as defined below) payouts for all participants, including our named executive officers, will be based on upon (a) adjusted EBITDA calculated on a Company-wide basis, (b) quarterly corporate or business unit EBITDA and (c) individual performance goals.

▪	Following a review at the end of fiscal year 2013, approval of an increase of our chief financial officer’s (a) base salary to $525,000 and (b) target bonus opportunity to 85% of his base salary.
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

As part of Aleris International’s restructuring, completed in 2010, the Bankruptcy Court approved the terms of certain elements of the executive compensation program, including the equity incentive plan and executive employment agreements, which became effective June 1, 2010 (the “Emergence Date”), and are described more fully below. Since that time, we have continued to review and approve all aspects of our executives’ compensation. In addition, as part of this ongoing evaluation of our compensation program, certain changes have been approved by our Compensation Committee and ratified by the Board that would become effective immediately prior to the effectiveness of our proposed initial public offering (which is not guaranteed to occur), which would reflect our status as a new public company. The agreements and plans in place during the 2013 fiscal year and those changes which would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) are described throughout this section, as applicable.
In August 2010, a committee of Aleris International (the “AII Committee”) was formed and authorized to assume certain compensation program-related duties. In June 2011, a compensation committee of our Board of Directors was formed. The Compensation Committee has, and before its formation, the AII Committee had, responsibility for reviewing, developing, overseeing and approving our executive and senior management compensation plans, policies and programs and awards thereunder. Before the Compensation Committee was formed, compensation decisions relating to the Company’s equity compensation plan, including the approval of grants to our named executive officers, were the responsibility of the Board of Directors.
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
Objectives and design of our executive compensation program
In 2013, the Company continued to emphasize a compensation design focused on implementing our core philosophy by operating a range of programs and incorporating a combination of cash compensation, cash incentive awards based on annual performance targets, and, generally, one-time grants of time-based stock options and time-based restricted stock units (most of which vest each quarter) that provide the executives with a growing ownership stake in our Company. As part of the Company’s overall objective of providing competitive compensation packages to key executives, the Company entered into new agreements with our Chairman and Chief Executive Officer, the terms of which are described in greater detail below, effective September 15, 2013.
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
While certain programs and compensation design elements have been updated in conjunction with our growth since the time of our emergence from bankruptcy, these objectives have remained constant. We describe below the various elements of our compensation policies and practices for the fiscal year ended December 31, 2013 for our chief executive officer, chief financial officer, three most highly compensated executive officers for the fiscal year ended December 31, 2013, and one additional member of our executive leadership team (collectively, our named executive officers) including:

▪	Steven J. Demetriou (Chairman and Chief Executive Officer);

▪	Roelof IJ. Baan (Executive Vice President and Chief Executive Officer, Europe and Asia Pacific);

▪	Sean M. Stack (Executive Vice President and Chief Financial Officer);

▪	Christopher R. Clegg (Executive Vice President, Secretary and General Counsel);

▪	Thomas W. Weidenkopf (Executive Vice President, Human Resources and Communications); and

▪	K. Alan Dick (Executive Vice President and Chief Executive Officer, Global Recycling). *
* On January 7, 2013, in connection with selected personnel reductions at the Company, Mr. Dick’s position with the Company was eliminated. The arrangements described herein are of those that were in effect for Mr. Dick as of January 1, 2013.
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
As of the Emergence Date, we adopted an equity incentive plan and, together with Aleris International, we entered into an employment agreement with each of our named executive officers. The equity plan and employment agreements replaced the Old AII, Inc. equity plan and the employment agreements that were in place prior to the Emergence Date. The Board of Directors of Aleris International also implemented changes to the short-term cash bonus program by adjusting the quarterly metrics and targets based on our new Company plan, and pursuant to the Plan of Reorganization, in June 2010, we granted stock options and restricted stock units to each of the named executive officers, as well as certain other members of our Company-wide management team. In fiscal year 2013, our compensation program continued to evolve in order to continue to support the Company’s evolving long-range business goals and growth strategies.
Each of our named executive officers’ base compensation amounts have been set to provide a certain amount of financial security to the named executive officers at levels that are believed to be competitive for similar positions in the marketplace in which we compete for management talent and the short-term cash bonus program has been designed to meaningfully reward strong annual Company performance, in order to motivate participants to strive for continued Company growth and productivity. In addition, our named executive officers’ employment agreements and the equity awards granted thereunder provide share ownership opportunities through stock options and restricted stock units, which generally vest over time, as more fully described below, and continue to be an important element in our ability to retain, motivate and incentivize our named executive officers. Our long-term equity program is considered central to the achievement of our long-range goals, and aligns our named executive officers’ and other management team members’ interests with those of our stockholders.
Aleris International engaged Mercer during its reorganization process in 2010 to provide information regarding the equity incentive plan design and certain compensation comparison market data. In connection with the equity incentive plan, Mercer prepared recommendations on the aggregate number of shares of our common stock authorized for grants under the equity plan as well as specific recommendations regarding the size of the grants made to our key executives, including our named executive officers. In addition, Mercer advised Aleris International on how the values assigned to the three main elements of our compensation packages and the total compensation level, for our key executives, including our named executive officers, compared to the total compensation and elemental breakdown for similar executive positions at companies of roughly our size and scale. This general market data was not focused on a specific peer group or industry, and the Company did not specifically benchmark any element of compensation. However, this market survey information was considered as one factor in determining whether each element of compensation and total compensation for each of our named executive officers was appropriate in fiscal year 2011. In June 2011, the Compensation Committee retained the services of Frederic W. Cook & Co., Inc. (“Fred Cook”) as its independent compensation consultant to review and advise on certain aspects of our executive compensation program, to become effective immediately prior to the effectiveness of our contemplated initial public offering. Periodically, Fred Cook has provided information on the competitive pay mix practices, trends, and structure of compensation programs of privately held and public companies. In particular, in early 2013, Fred Cook provided assistance with respect to the 2013 annual incentive program design. In September 2013, Fred Cook provided assistance to the Compensation Committee in its consideration of changes to Mr. Demetriou’s employment agreement and equity arrangements, which are described in greater detail under the headings “Employment agreements” following the “Summary compensation table” and “Potential payments upon termination or change in control-Employment agreements.” Later in 2013, Fred Cook provided additional assistance regarding the 2014 annual incentive program design, our named executive officers’ compensation packages and modifications to our Equity Incentive Plan (described below under the heading “Equity incentive program”) in connection with the 2014 equity grants to each of our named executive officers. In making the design changes, the Compensation Committee considered analyses of competitive pay levels, current executive equity holdings, actual and potential stockholder dilution levels, and pay for performance considerations.
Elements of compensation
The main elements of our named executive officers’ compensation include: (a) base salary; (b) short-term cash bonus awards (based in 2013 on annual performance targets); and (c) long-term time-based equity awards (including stock options, some of which incorporate premium and super-premium exercise prices, and restricted stock units (“RSUs”)). Consistent with past practice, we generally place an emphasis on long-term equity growth. In light of the equity awards granted in 2010 in connection with the original circumstances of Aleris International’s reorganization, discussed below under the heading “Equity incentive program,” none of our named executive officers (other than our Chairman and Chief Executive Officer discussed below) received additional equity-based awards in 2013. In 2013, focus was also placed on setting incremental annual goals under our cash bonus program in order to reward our employees, including our named executive officers, for steady, sustained achievement of certain financial and operational performance targets.

In setting the appropriate compensation levels for our named executive officers, we have considered a variety of factors including our need to attract and retain key personnel in both the United States and our strategic markets abroad, how compensation levels compare to manufacturing companies generally in our industry, and the interests of our stockholders.
Base salary and cash bonus awards in accordance with employment agreements
Upon the Emergence Date, we entered into employment agreements with each of the named executive officers to define the terms of his employment in connection with our restructuring and new equity-based awards. On September 15, 2013, following an assessment by the Compensation Committee of Mr. Demetriou’s performance and consideration of his overall compensation package in comparison to market data for other executives in similar positions, we entered into an amended and restated employment agreement with Mr. Demetriou (the “Restated CEO Agreement”). The Restated CEO Agreement, as well as the employment agreements for our other named executive officers and certain amendments thereto that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) are described in greater detail under the headings “Employment agreements” following the “Summary compensation table” and “Potential payments upon termination or change in control-Employment agreements.”
We consider base salary together with the annual cash incentive awards as part of a cash compensation package. Our base salaries are used to provide a predictable level of current income and are designed to assist in attracting and retaining qualified executives. The initial base salary and target bonus for each named executive officer other than Mr. Demetriou is set forth in the applicable employment agreement. The base salary and target bonus for Mr. Demetriou were increased in connection with his entry into the Restated CEO Agreement, as discussed further below, and were initially set in June of 2010 at levels consistent with base salary and target bonus for such executive prior to emergence. Generally, our Compensation Committee and Board of Directors believe that the cash compensation amount provided to each of our named executive officers aligns the position’s responsibilities with its remuneration and provides competitive levels of cash compensation in the markets in which the Company competes for comparable executive ability and experience.
Base Salary
Pursuant to each of our named executive officer’s employment agreements, the amount of each executive’s base salary (other than Mr. Demetriou’s base salary, as described below) and target annual bonus is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards.
The annual base salary of Mr. Demetriou was originally set in 2010 at $1,000,000. Following an assessment of his performance, and consideration of his overall compensation package in comparison to market data for other executives in similar positions, Mr. Demetriou’s base salary was increased to $1,200,000 effective as of September 15, 2013. Mr. Demetriou’s base salary will remain in effect and will not be subject to any further adjustments through September 14, 2016.
Mr. Baan’s base salary was originally set in 2010 at CHF 950,070 (equivalent to approximately $1,067,214 using a conversion convention discussed below as part of the “Summary compensation table”) and has not increased since that date.
The base salary of Mr. Stack was originally set in 2010 at $400,000 and in connection with an assessment of Mr. Stack’s performance and execution of his responsibilities, and an analysis of market data regarding executives in similar positions with companies of similar size and scale, effective in February 2011, Mr. Stack’s base salary was increased by 12.5%, to $450,000. Based on a review at the conclusion of fiscal year 2011, Mr. Stack’s base salary was further adjusted by 3.33% to $465,000, effective as of January 1, 2012. Following a review at the end of fiscal year 2013, Mr. Stack’s base salary was increased by 12.9% to $525,000, effective as of January 1, 2014.
The base salary of Mr. Clegg was originally set in 2010 at $350,000. In connection with an assessment of Mr. Clegg’s performance and execution of his responsibilities, and a review of relevant market data for executives in similar positions with companies of similar size and scale, effective in February 2011, Mr. Clegg’s base salary was increased by 14.3% to $400,000; Mr. Clegg’s base salary has not increased since that date.
Mr. Weidenkopf’s base salary was originally set in 2010 at $375,000 and has not increased since that date.
Mr. Dick’s base salary was originally set in 2010 at $360,000. After an assessment of Mr. Dick’s performance and execution of his responsibilities, and a review of relevant market data, effective in February 2011, Mr. Dick’s base salary was increased by 18.06% to $425,000. Mr. Dick’s base salary was further increased by 5.88% to $450,000, effective as of January 1, 2012 and was not subsequently modified prior to his departure from the Company on January 7, 2013.
Cash Bonus Awards
In order to drive achievement of certain annual performance goals, Aleris International maintains the Amended and Restated Aleris International, Inc. 2004 Annual Incentive Plan under a program referred to as the Management Incentive Plan or “MIP,” in which the named executive officers and certain other management team employees participate. Awards under the

MIP represent variable compensation linked to organizational performance, which is a significant component of the Company’s total annual compensation package for key employees, including the named executive officers. The program is designed to reward the employee’s participation in the Company’s achievement of critical financial performance and growth objectives.
For 2013, performance goals and achievement were assessed and MIP bonus amounts were determined in February 2014, subject to the Audit Committee’s approval of 2013’s year-end financial results, based on 2013 audited annual financial statements. With respect to each of our named executive officers, no MIP bonus payments were made based on our financial results, while other management employees with individual performance goal and/or business unit performance goal components received nominal MIP bonus payments related to the achievement of individual performance goals.
Pursuant to the applicable employment agreement, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s base salary and a dollar amount) over the 2013 annual performance period. Mr. Demetriou’s base salary and target bonus amounts set forth in the chart below reflect increases which became effective as of September 15, 2013 pursuant to the Restated CEO Agreement.

Name	Base Salary ($)		Target Bonus (% of Base Salary)	Target Bonus ($)
Steven J. Demetriou	1,200,000	(1)	125%	1,500,000
Roelof IJ. Baan (2)	1,067,214		85%	907,132
Sean M. Stack	465,000		75%	348,750
Christopher R. Clegg	400,000		75%	300,000
Thomas W. Weidenkopf	375,000		75%	281,250

(1)	The amount included in this column reflects Mr. Demetriou’ year-end base salary, which had been increased from $1,000,000 to $1,200,000 effective as of September 15, 2013.

(2)	Amounts reported reflect the year-end conversion rate used by the Company (equaling 1.1233 US$ to 1 CHF for 2013).
All MIP award recipients, including the named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount.
For 2013, the MIP performance goals were based on an adjusted EBITDA calculation on a Company-wide basis and a working capital productivity metric. The specific metrics and weightings of these measures as components of the whole target bonus amount, as well as target achievement levels, are determined and adjusted to be aligned with our Company business plan.
The metrics used to calculate bonus payout amounts are as follows:

▪
Adjusted EBITDA is determined based on the Adjusted EBITDA for the Company and our business units, as the case may be, which is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as may be additionally modified for purposes of the MIP only by the Compensation Committee, to take into account certain significant variances in LME prices and currency, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). No such adjustments were made in 2013; and

▪
Working capital productivity is a non-GAAP measure calculated by comparing the 2012 and 2013 average working capital days. Average working capital days are determined on a trailing annual basis by taking the last twelve months average working capital amount (defined as net accounts receivable and net inventories less accounts payable and toll liabilities) divided by the last twelve months net sales and converting this percentage to days by multiplying it by 365, as may be additionally modified for purposes of the MIP by the Compensation Committee to take into account certain items that were not anticipated when the targets were set (the “MIP WCP”). No such modifications were made in 2013.

The MIP EBITDA measures used for purposes of determining performance achievement under the MIP, calculated in the manner described above, are not necessarily the same as the Company Adjusted EBITDA measure that may be used or reported by the Company in other contexts. For 2013, the Company MIP EBITDA and the Company Adjusted EBITDA measures were the same.
Actual bonus payment amounts are calculated by combining the achievement attained for each weighted measure, whereby achievement of 100% of target of each of the individual measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted

2013 Aleris business plan. For our named executive officers other than Mr. Baan, only the Company-wide goals were considered in their bonus calculations. For Mr. Baan, bonus calculation considered his respective business unit performance, in addition to Company-wide goals in determining payouts. For purposes of our 2013 MIP program, the applicable business unit for Mr. Baan was Global Rolled and Extruded Products (“GREP”). Generally, the targets are established as challenging, but achievable, milestones.
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
The specific goals and achievement attained for 2013 are set forth below:

	Performance Goals
	—%	75%	100%	125%	200%	Performance
Performance Measures	Payout	Payout	Payout	Payout	Payout	Results

Company MIP EBITDA (in $Ms)	259.0	333.0	370.0	407.0	481.0	236.2
MIP WCP	0.00 days	0.75 days	1.00 days	1.25 days	2.00 days	0.00 days
GREP MIP EBITDA	209.3	283.1	320.0	356.9	430.7	202.5

(1)	Payout Results are interpolated on a linear basis between performance hurdles.

(2)	Payouts are rounded to nearest percent.
For 2013, the Company MIP EBITDA, MIP WCP 2013 and GREP MIP EBITDA were not met, and therefore, none of our named executive officers received any 2013 MIP payouts.
The MIP design and metrics are reviewed each year. For 2014, the MIP design and metrics have been modified such that 2014 MIP payouts will be calculated based on (i) adjusted EBITDA calculated on a Company-wide basis (representing 40% of the total bonus opportunity), (ii) quarterly corporate or business unit EBITDA (representing 40% of the total bonus opportunity) and (iii) individual performance goals (representing 20% of the total bonus opportunity). The changes to our MIP design were made to take into account industry volatility while maintaining a strong pay-for-performance orientation. Pursuant to the terms of the Restated CEO Agreement, Mr. Demetriou’s target bonus was increased to 125% of his base salary, effective for the 2013 plan year. The Compensation Committee increased Mr. Stack’s target bonus to 85% of his base salary, effective January 1, 2014. Other than with respect to Messrs. Demetriou and Stack, the target bonus opportunity for our named executive officers has not been changed for bonuses to be awarded (if any) in connection with 2014 MIP awards. In addition, the Board of Directors has approved a restatement of the MIP that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). A summary of the proposed changes to the amended and restated MIP is set forth below following the compensation tables under the heading “Revised compensation plans.”
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
As of the Emergence Date, we adopted the Aleris Holding Company 2010 Equity Incentive Plan (“Equity Incentive Plan”) to replace the prior stock incentive plan. The Equity Incentive Plan is designed to attract, retain, incentivize and motivate employees, consultants and non-employee directors of the Company, its subsidiaries and affiliates and to promote the success of our businesses by providing such participating individuals with a proprietary interest in the Company. The Equity Incentive Plan allows for the granting of non-qualified stock options (“stock options”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. The maximum number of shares of our common stock which may be issued under the Equity Incentive Plan was originally 2,928,810 shares and of that amount, grants of RSUs were limited to 325,423 shares. The total shares which may be issued under the Equity Incentive Plan has been increased to 4,477,062 after taking into effect an increase in the number of shares underlying outstanding stock options in order to eliminate the dilution that would have occurred as a result of the February 2011, June 2011 and November 2011 stockholder dividends (the “2011 Stockholder Dividends”) and the April 2013 stockholder dividend (the “2013 Stockholder Dividend”). The Equity Incentive Plan was subsequently amended effective as of September 15, 2013 to increase the number of shares that may be issued pursuant to RSUs to 445,291 to account for the RSUs granted to Mr. Demetriou on September 15, 2013. It was further amended in January 2014 to ultimately increase the maximum number of shares to 5,328,875 to reflect grants made to our named executive officers and certain management team members in January 2014.
The Equity Incentive Plan is administered by the Compensation Committee, and may generally be amended or terminated at any time. Each of our named executive officers received, effective as of June 1, 2010, significant grants of stock options and RSUs, in each case subject to the Equity Incentive Plan and the terms of an applicable award agreement, as part of Aleris International’s emergence from bankruptcy, which were awarded both for their retentive qualities and to provide meaningful incentives related to the Company’s future long-term growth. Also under the Equity Incentive Plan, in connection with the amendment and restatement of his employment agreement, Mr. Demetriou received partial liquidity for certain equity awards he held and was granted additional awards of stock options and RSUs. In contemplation of our proposed initial public offering (which is not guaranteed to occur), the Board of Directors approved an amendment and restatement of the Equity Incentive Plan that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). An overview of the proposed changes that would be incorporated into the amended and restated Equity Incentive Plan are set forth below under the heading “Revised compensation plans.”
Stock Option Grants awarded in June 2010
The June 1, 2010 stock options were granted in three tranches, with increasing exercise prices whereby the first tranche had an exercise price of $29.76 (the June 1, 2010 fair market value on the date of grant, the “FMV Stock Option”), the second tranche had an exercise price of $44.64 (the “Premium Stock Option”), and the third tranche had an exercise price of $59.52 (the “Super-Premium Stock Option”). Since the options generally have no compensatory value until the price of a share of our common stock exceeds the exercise price of the stock option, granting the stock options with these “premium” and “super-premium” exercise prices increases the retention value of the awards. The awards are designed to further align interests of our named executive officers, along with certain other key management personnel who were also granted this type of stock option, to the interests of our stockholders and incentivize them to focus on increasing our overall value over time. Each tranche of the stock options granted in June 2010 to our named executive officers vests with respect to 6.25% of the underlying shares subject to such tranche on each quarterly anniversary of the Emergence Date, over a period of four years. Vested stock options remain exercisable until the tenth anniversary of the grant date, unless the holder of the stock options incurs a termination of employment or there is a Change in Control (described and defined as a “Change of Control” in the Equity Incentive Plan, referred to herein as a “Change in Control”). For a discussion of the effect on these stock options in the event of a Change in Control and a named executive officer’s termination, please see the section entitled “Potential payments upon termination and change in control-Equity award agreements.” For an overview of certain changes to the terms of the stock option award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur), please see the section entitled “Revised compensation plans.”
The following table sets forth the amount of stock options granted to each named executive officer (other than Mr. Dick who is discussed below) in June 2010, showing the original number of shares underlying each grant and the number of shares on a post-adjusted basis (following our 2011 Stockholder Dividends and our 2013 Stockholder Dividend):

	FMV Stock Option		Premium Stock Option		Super-Premium Stock Option
	Original Grant	Post-Adjustment	Original Grant	Post-Adjustment	Original Grant	Post-Adjustment
	Exercise Price of $29.76	Exercise Price of $16.78	Exercise Price of $44.64	Exercise Price of $25.16	Exercise Price of $59.52	Exercise Price of $33.56
Steven J. Demetriou	325,423	577,489 (1)	81,356	144,370 (1)	81,356	144,370
Roelof IJ. Baan	115,981	205,815	28,995	51,452	28,995	51,452
Sean M. Stack	103,615	183,872	25,904	45,967	25,904	45,967
Christopher R. Clegg	72,504	128,662	18,126	32,163	18,126	32,163
Thomas W. Weidenkopf	72,504	128,662	18,126	32,163	18,126	32,163

(1)
Pursuant to the terms of the CEO Restated Agreement, 293,257 of Mr. Demetriou’s options (on a post-adjusted basis) which had been granted in June 2010 (representing 50% of his FMV Stock Options and Premium Stock Options which were vested as of September 15, 2013) were cancelled in exchange for a total cash payment of $4,373,630. Following the partial cancellation of his outstanding option awards, the post-adjustment amounts available with respect to Mr. Demetriou’s FMV Stock Options and Premium Stock Options are 342,884 and 85,718, respectively.

Prior to Mr. Dick’s departure from the Company on January 7, 2013, the options granted to him in June 2010 were subject to adjustments with respect to the 2011 Stockholder Dividends. (Mr. Dick’s options were not subject to adjustments in connection with our 2013 Stockholder Dividend as he had no outstanding options at the time of the 2013 Stockholder Dividend record date.) The following table sets forth the amount of stock options granted to Mr. Dick in June 2010, showing the original number of shares underlying each grant and the number of shares on a post-adjusted basis (following the 2011 Stockholder Dividends):

	FMV Stock Option		Premium Stock Option		Super-Premium Stock Option
	Original Grant	Post-Adjustment	Original Grant	Post-Adjustment	Original Grant	Post-Adjustment
	Exercise Price of $29.76	Exercise Price of $21.19	Exercise Price of $44.64	Exercise Price of $31.78	Exercise Price of $59.52	Exercise Price of $42.38
K. Alan Dick	72,504	101,858	18,126	25,463	18,126	25,463
Stock Option Grants awarded in 2011 through 2013
Beginning in 2011, the Company ceased granting stock options with exercise prices greater than the fair market value of a share of common stock on the date of grant and only granted stock options with exercise prices equal to the fair market value of a share of common stock on the date of grant. As part of the Company’s and Aleris International’s evaluation of compensation levels conducted in early 2011, Mr. Dick received a grant of 15,000 stock options in February 2011 with an exercise price of $50.41 (the fair market value of a share of our common stock on the date of grant), in order to strengthen the retentive value of his equity compensation. Mr. Dick’s February 2011 stock option grant was ultimately adjusted to 21,071 options with an exercise price of $35.89 following the November 2011 stockholder dividend. (As discussed above, no adjustments were made to Mr. Dick’s 2011 stock option grant in connection with the 2013 Stockholder Dividend.) This stock option grant originally vested 50% on December 31, 2012 and the remaining 50% was scheduled to vest on December 31, 2014, subject to Mr. Dick’s continued employment. (However, in connection with Mr. Dick’s departure from the Company on January 7, 2013, one third of this amount vested immediately upon his departure and the remaining unvested options were cancelled.) Other than the vesting schedule, Mr. Dick’s stock options granted in February 2011 were subject to similar terms and conditions as applied to the June 2010 grants and would be amended in a similar manner as the June 2010 grants in connection with our proposed initial public offering (which is not guaranteed to occur) as described below under the heading “Revised compensation plans.”
No grants of stock options were made to any named executive officer in 2012 or 2013, other than in connection with the amendment and restatement of Mr. Demetriou’s employment agreement. Pursuant to the terms of the Restated CEO Agreement, 293,257 of Mr. Demetriou’s options (on a post-adjusted basis) which had been granted in June 2010 (representing 50% of his FMV Stock Options and Premium Stock Options which were vested as of September 15, 2013) were cancelled in exchange for a total cash payment of $4,373,630. The cash payment amount represents the aggregate difference between the fair market value of a share of our common stock on September 15, 2013 and the respective exercise price for each share of the underlying cancelled option. The cash amount was paid to Mr. Demetriou in connection with arms’-length negotiations to provide him with liquidity in respect of previously held and vested equity. To encourage retention, the cash payment is subject to an incremental clawback in the event Mr. Demetriou incurs a termination by the Company for Cause or by Mr. Demetriou without Good Reason, which is lifted in installments over a two-year period, as described in greater detail below under the headings “Equity awards are subject to Clawback Provisions.” Following Mr. Demetriou’s partial option cancellation, 572,972 of his options granted in June 2010 remain outstanding. In addition, on September 15, 2013, Mr. Demetriou was granted a new fully vested option award in respect of 293,257 shares with an exercise price of $33.37 per share. Mr. Demetriou’s stock options granted in September 2013 are generally subject to similar terms and conditions as applied to the June 2010 grants, except that the terms “Initial Investors” and “Initial Investors and their affiliates” refer only to the Oaktree Funds. (This definition change applied to all of Mr. Demetriou’s awards, not just for 2013. As discussed below, the Compensation Committee amended the Equity Incentive Plan to implement this change on all existing or future awards for all participants, including our other named executive officers.) The 2013 stock option award would be amended in a similar manner as the June 2010 grants in connection with our proposed initial public offering (which is not guaranteed to occur) as described below under the heading “Revised compensation plans.”
Stock Option Grants awarded in 2014
On January 15, 2014, the Board, acting as the Committee under the Equity Incentive Plan, authorized a grant to the Company’s Chief Executive Officer, Mr. Steven Demetriou, calculated in accordance with the terms of the Restated CEO Agreement. At Mr. Demetriou’s request, the actual grant was reduced to 333,333 stock options under the Equity Incentive Plan. The stock options were granted with an exercise price equal to the fair market value of a share of common stock on the date of grant and are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. Pursuant to Mr. Demetriou’s 2013 stock option grant, vested stock options remain exercisable until June 1, 2020, unless there is a Change in Control or the holder of the stock options incurs a termination of employment. After a review of the overall executive compensation packages of our named executive officers other than Mr. Demetriou and Mr. Dick, and in consideration of the fact that no stock options had been granted to those named executive officers since 2010, the Compensation Committee approved stock option grants on January 15, 2014 to Messrs. Baan, Stack, Clegg and Weidenkopf of 85,700, 101,300, 46,700 and 39,000 stock options, respectively. These stock options were granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, and are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. As with the stock options granted in June 2010 and February 2011, the January 2014 grants are subject to similar terms and conditions (including exercise period) as applied to the June 2010 grants and would be amended in connection with our proposed initial public offering (which is not guaranteed to occur) as described below under the heading “Revised compensation plans” are subject to similar terms and conditions as applied to the June 2010 grants.
Impact of Certain Stockholders Dividends on Outstanding Stock Options
Under the terms of the Equity Incentive Plan, in the event of, among other events, a share dividend or other distribution of securities or other property in respect of shares or other securities (other than ordinary recurring cash dividends), the Board of Directors will promptly make equitable and appropriate adjustments in the number and/or kind of the securities and/or property that are subject to the stock option, and/or exercise price, and/or other terms or conditions of the stock option so as to avoid dilution or enlargement of the benefits or potential benefits represented by the stock option. Appropriate and equitable adjustments to the number of shares that underlies each outstanding stock option and the exercise price applicable to each were made by a special committee of our Board of Directors with respect to the February 2011 stockholder dividend and were made by the Compensation Committee with respect to each of the June 2011 stockholder dividend, the November 2011 stockholder dividend and the April 2013 stockholder dividend. The information in the “Summary compensation table” and other tables that follow reporting equity-based compensation matters following “Compensation discussion and analysis” reflect the number of shares underlying each option and the applicable exercise prices on a post-dividend basis (i.e., taking into account the 2011 Stockholder Dividends and the 2013 Stockholder Dividend). For further information on the stock option adjustments, please see the information under the heading “Outstanding option adjustment” following the “Grants of plan-based awards table.”
RSUs Awarded in June 2010
The RSUs granted to each named executive officer in June 2010 also vest with respect to 6.25% of the full amount granted on each quarterly anniversary of the Emergence Date over a period of four years. In connection with the settlement of RSUs each quarter, generally, promptly after each vesting date, shares of our common stock are issued to the named executive officer with respect to the number of RSUs that vested on such date. Any withholding tax due as a result of the RSUs’ vesting will either, at the executive’s election, be paid in cash to the Company by the named executive officer, or by having the Company reduce the number of shares issued to the named executive officer by the number of shares that has a value equal to the amount of the withholding tax. Prior to March 1, 2011 (and in connection with amendments to their employment agreements in effect as of that date), Messrs. Demetriou and Stack could have requested a loan from the Company to cover the amount of the withholding tax, which, if requested, would be in the form of a revolving three-year full recourse, but unsecured, loan at the interest rate of 3.95%. Mr. Demetriou and Mr. Stack each entered into a loan of this nature with the Company in connection with the RSUs that vested on September 1, 2010 and December 1, 2010. However, each of these loans was repaid in full by Mr. Demetriou and Mr. Stack, respectively, prior to March 11, 2011. The award agreements with respect to RSUs for Mr. Demetriou and Mr. Stack have each been amended to eliminate the possibility of future loans. A description of the effect on these RSUs of a Change in Control and a named executive officer’s termination is below under the heading “Potential payments upon termination and change in control-Equity award agreements.” A summary of certain proposed changes to the terms of the RSU award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) is below under the heading “Revised compensation plans.”
The following table sets forth the amount of RSUs granted to each named executive officer in June 2010:

RSUs
Steven J. Demetriou	81,356
Roelof IJ. Baan	28,995
Sean M. Stack	25,904
Christopher R. Clegg	18,126
Thomas W. Weidenkopf	18,126
K. Alan Dick	18,126
RSUs awarded in 2011 through 2013
As part of our evaluation of compensation levels conducted in early 2011, Mr. Dick received an additional grant of 5,000 RSUs in February 2011 in order to strengthen the retentive value of his equity compensation, which vested 50% on

December 31, 2012 and were scheduled to vest 50% on December 31, 2014. (However, in connection with Mr. Dick’s departure from the Company on January 7, 2013, one third of the unvested RSUs vested immediately upon his departure and the remaining unvested RSUs were cancelled.) Pursuant to the terms of the Restated CEO Agreement, on September 15, 2013, Mr. Demetriou was granted 119,868 RSUs, which are scheduled to vest as to 33 1/3% on each of the first three anniversaries of the date of grant. Other than the vesting schedule, the RSUs granted since June 2010 were subject to similar terms and conditions as applied to the June 2010 RSU grants and would be amended in a similar manner as the June 2010 RSU grants in connection with our proposed initial public offering (which is not guaranteed to occur), as described below under the heading “Revised compensation plans.”
RSUs awarded in 2014
After a review of the overall executive compensation packages of our named executive officers other than Mr. Demetriou and Mr. Dick, and in consideration of the fact that no RSUs had been granted to those named executive officers since 2010, the Compensation Committee approved RSU grants on January 15, 2014 to Messrs. Baan, Stack, Clegg and Weidenkopf (23,100, 27,300, 12,600 and 10,500 RSUs, respectively) (the “January 2014 RSU grants”). These RSUs are scheduled to vest over a three-year period, with 25% on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant are subject to similar terms and conditions as applied to the June 2010 grants. As with the RSUs granted in June 2010 and February 2011, the January 2014 grants would be amended in connection with our proposed initial public offering (which is not guaranteed to occur) as described below under the heading “Revised compensation plans.”
Impact of Certain Stockholders Dividends on Outstanding RSUs
Generally our named executive officers do not have any rights with respect to the shares underlying their unvested RSUs until each RSU becomes vested and the named executive officer is issued a share of common stock in settlement of the RSU. However, the RSUs granted to each of our named executive officers include a dividend equivalent right, pursuant to which the named executive officer is entitled to receive, for each RSU, a payment equal in amount to any dividend or distribution made with respect to a share of common stock, at the same time as the dividend or distribution is made to our stockholders generally. Pursuant to this dividend equivalent right, in connection with our 2011 Stockholder Dividends and our 2013 Stockholder Dividend, each of our named executive officers (except for Mr. Dick with respect to our 2013 Stockholder Dividend who had departed from the Company prior to the applicable dividend record date), along with all other holders of RSUs, received a cash payment for each unvested RSU in an amount equal to the applicable per share dividend amount that was payable to the holders of our common stock.
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
The cash payment made to Mr. Demetriou in connection with the execution of the Restated CEO Agreement in consideration of the cancellation of certain of his FMV Stock Options and Premium Stock Options which had been granted in June 2010 is subject to an incremental clawback if Mr. Demetriou’s employment is terminated by the Company for Cause or by Mr. Demetriou without Good Reason, such that if such termination occurs: (i) prior to September 15, 2014, he must repay 100% of the after-tax portion of the option cancellation payment; (ii) on or after September 15, 2014 but prior to September 15, 2015, he must repay 75% of the after-tax portion of the option cancellation payment; or (iii) on or after September 15, 2015 but prior to September 15, 2016, he must repay 50% of the after-tax portion of the option cancellation payment, in each case, within 15 days following the date of termination. Beginning on September 15, 2016 and thereafter, the payment will no longer be subject to a clawback.
Retirement, post-employment benefits and deferred compensation
We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2013, please see the sections entitled “Pension benefits as of December 31, 2013” and “Nonqualified deferred compensation.”
Mr. Baan, who is based in Switzerland, does not participate in the 401(k) plan or the Cash Balance Plan. He participates in one of the three forms of the Aleris Switzerland GmbH Neuhausen am Rheinfall (the “Swiss Pension Plan”), which are maintained in compliance with the regulations imposed by the Occupation Pensions Act in Switzerland. Under the terms of Mr. Baan’s employment agreement, Mr. Baan receives 25% of the amount of his base salary from the Company with respect to his retirement account. Under the Swiss Pension Plan, a cash balance-type benefit is paid upon the retirement of the participant. For a further description of the Swiss Pension Plan, please see the section entitled “Pension benefits as of December 31, 2013.”
Perquisites
We provide some perquisites to our named executive officers in the United States, including providing payment for financial advisory services and an annual medical examination, as well as a tax gross-up for the additional income tax liability as a result of receiving these benefits. Mr. Demetriou additionally receives a club membership for business use, a tax gross-up payment for this benefit, and supplemental life insurance policies. He reimburses us for any personal use of the club. Mr. Demetriou was also entitled to have all reasonable legal fees and expenses incurred by him and his legal counsel in connection with the amendment and restatement of his employment agreement and related equity award agreements, capped at $25,000. We believe that these perquisites are less extensive than is typical both for entities with whom we compete and in the general market for executives of industrial companies in the United States, especially in the case of our chief executive officer.
Mr. Baan is provided with a car and other perquisites including parking at the Company’s facility in Switzerland, a housing reimbursement and related tax gross-up, tax preparation, supplemental private medical insurance that provides coverage for him and his dependents and reimbursement for an annual medical examination in the United States.
We also make indoor parking spaces available to certain executives at the Cleveland headquarters, including Messrs. Demetriou, Stack, Clegg and Weidenkopf. We also occasionally invite spouses and family members of certain of our executives, including the named executive officers, to participate in business-related entertainment events arranged by the Company, which sometimes includes the executive’s spouse or guest traveling with the executives on commercial flights or on Company-sponsored aircraft. To the extent any travel or participation in these events by the executive’s spouse or guest results in imputed income to the named executive officer, Mr. Demetriou is entitled, and other named executive officers may be entitled (subject to approval by the chief executive officer), to a tax gross-up payment on such imputed income.
Change in control and termination arrangements
Each of our named executive officers is subject to certain benefits upon a change in control of the Company and in connection with certain terminations of employment pursuant to their employment agreements and equity award agreements. For Mr. Demetriou, these terms were amended as part of the restatement of his employment agreement to incorporate updates to his severance arrangement that were initially contemplated as part of our proposed initial public offering (which is not guaranteed to occur). Under their employment agreements, generally, in the event of an involuntary termination, the named executive officers are eligible for severance benefits. In the event of a Change in Control, pursuant to the stock option and RSU award agreements, a portion of any unvested awards may vest, with the number of accelerated awards depending on the amount of liquidity gained by the Oaktree Funds in the Change in Control transaction. Also if, generally, an involuntary termination occurs in anticipation of or within twelve months following a Change in Control, any remaining unvested awards will vest. More detailed descriptions of the Change in Control and termination provisions of the employment agreements and stock option and RSU agreements (including certain contemplated amendments) are set forth below under the sections entitled “Potential payments upon termination or change in control” and “Revised compensation plans.”

Summary compensation table for fiscal year 2013
The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2013.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($) (3)	($) (4) (5)	($)
Steven J. Demetriou Chairman and Chief Executive Officer (6)	2013	1,058,630	—	3,999,995	2,976,559	—	85,584	5,553,072	13,672,836
	2012	1,000,000	—	—	—	759,000	5,040	188,011	1,952,051
	2011	1,000,000	—	—	—	1,487,480	3,204	1,599,425	4,090,109
Roelof IJ. Baan Executive Vice President and Chief Executive Officer, Europe and Asia Pacific (7)	2013	1,067,214	—	—	—	—	278,689	499,507	1,845,410
	2012	1,040,232	—	—	—	733,883	419,370	255,967	2,449,451
	2011	1,020,375	—	—	—	1,140,729	241,562	639,074	3,041,740
Sean M. Stack Executive Vice President and Chief Financial Officer	2013	465,000	—	—	—	—	—	265,811	730,811
	2012	465,000	—	—	—	240,638	5,353	64,490	775,481
	2011	443,701	—	—	—	506,318	2,894	492,511	1,445,424
Christopher R. Clegg Executive Vice President, General Counsel and Secretary	2013	400,000	—	—	—	—	281	209,950	610,232
	2012	400,000	—	—	—	207,000	4,434	55,425	666,859
	2011	393,750	—	—	—	442,860	3,476	330,257	1,170,343
Thomas W. Weidenkopf Executive Vice President Human Resources and Communications	2013	375,000	—	—	—	—	—	182,010	557,010
	2012	375,000	—	—	—	194,063	—	36,250	605,313
	2011	375,000	—	—	—	416,869	—	310,790	1,102,659
K. Alan Dick Executive Vice President and Chief Executive Officer, Global Recycling (8)	2013	8,654	—	—	—	—	11,670	807,332	827,656
	2012	450,000	100,000	—	—	145,125	13,420	57,431	765,976
	2011	419,583	100,000	202,200	268,024	419,347	7,639	421,066	1,837,859
Note: Amounts may not foot due to rounding conventions.

(1)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718; however, the grant date fair value amount did not take into account the right of award holders to receive dividends pursuant to dividend equivalent rights with respect to outstanding unvested RSU awards. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 11, “Stock-based compensation,” to the Aleris Corporation’s audited consolidated financial statements included herein.

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

(3)
Entire amount represents change in the actuarial present value of the executive’s benefit under the Cash Balance Plan or, for Mr. Baan, the Swiss Pension Plan. For additional information see the section entitled “Pension benefits as of December 31, 2013” below.

(4)
The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table below sets forth certain perquisites for 2013 and certain related additional “other” compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the costs that would have been paid by the named executive officer for the parking spaces. Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.

	Annual Physical ($)	Financial Planning ($)	Supplemental Insurance ($)	Parking ($)	Automobile ($)	Club Membership ($)	Tax Gross-up (a) ($)
Steven J. Demetriou	1,594	11,800	25,059	1,080	—	12,720	26,061
Roelof IJ. Baan (b)	—	10,805	15,097	2,157	32,014	—	—
Sean M. Stack	—	10,765	—	1,080	—	—	10,743
Christopher R. Clegg	—	10,765	—	1,080	—	—	10,743
Thomas W. Weidenkopf	1,863	10,765	—	1,080	—	—	12,602
K. Alan Dick	—	5,338	—	21	—	—	5,327

(Continued)	Spousal Travel and Entertainment and Related Tax Gross-up (c) ($)	Housing Allowance and Related Tax Gross-up ($)	401(k) Match Contribution (d) ($)	Nonqualified Deferred Compensation Contribution (e) ($)	Legal Fees (f) ($)	Partial Option Cancellation Payment (g) (4)	Total ($)
Steven J. Demetriou	50,002	—	13,950	91,556	25,000	4,373,630	4,526,946
Roelof IJ. Baan (b)	865	217,867	—	—	—	—	278,805
Sean M. Stack	269	—	12,700	24,226	—	—	22,858
Christopher R. Clegg	118	—	13,950	21,623	—	—	22,707
Thomas W. Weidenkopf	137	—	11,400	6,862	—	—	26,447
K. Alan Dick	733	—	2,846	5,237	—	—	11,419
Note: Amounts may not foot due to rounding conventions.

(a)	Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.

(b)
For Mr. Baan, amounts have been converted using the year-end conversion rate used by the Company (equaling 1.1233 US$ to 1CHF for 2013). The amount listed under “Financial Planning” represents tax preparation services, the amount listed under “Supplemental Insurance” represents the annual amount paid by the Company for supplemental medical insurance for Mr. Baan and his dependents in Switzerland, the amount listed under “Automobile” represents the annual car allowance and related costs, and the amount included in the “Housing Allowance” column represents the annual housing allowance and related tax gross-up.

(c)
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

(d)
Amounts included in this column represent restoration matching contributions as well as restoration retirement accrual matching contributions made to the Aleris 401(k) Plan on behalf of certain of our named executive officers.

(e)	Amounts included in this column represent contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan on behalf of the named executive officers.

(f)
Amounts included in this column represent reasonable legal fees and expenses incurred by Mr. Demetriou and his legal counsel to which Mr. Demetriou was entitled to reimbursement in connection with the amendment and restatement of his employment agreement and related equity award agreements.

(g)
The amount included in this column represents the total cash payment received by Mr. Demetriou in connection with the cancellation of 293,257 of Mr. Demetriou’s options (on a post-adjusted basis) which had been granted in June 2010, pursuant to the terms of the Restated CEO Agreement.

(5) The amounts in this column other than those included in Note 4 above with respect to 2013 include: (i) the dividend payment made in connection with our 2013 Stockholder Dividend in respect of shares issued to the applicable named executive officer in connection with the vesting of RSU awards prior to the dividend record date in the amounts of $666,380, $125,078, $229,390, $95,020 and $80,650 to Messrs. Demetriou, Baan, Stack, Clegg and Weidenkopf, respectively, and (ii) the dividend equivalent rights payment made in connection with our 2013 Stockholder Dividend in respect of unvested RSUs that remained outstanding at the time of the dividend record date, in the amounts of $254,240, $95,624, $80,950, $56,650 and $56,650 to Messrs. Demetriou, Baan, Stack, Clegg and Weidenkopf, respectively. The 2013 dividend payment amounts reported above for Mr. Demetriou and Mr. Stack include dividends paid on 29,025 and 11,001 shares, respectively, which shares were obtained outside of the Equity Incentive Plan. Mr. Dick’s dividend payment made in connection with our 2013 Stockholder Dividend is not included in this table as this event occurred after his departure from the Company. Additionally, Mr. Dick did not receive dividend equivalent rights payment with respect to our 2013 Stockholder Dividend as he did have any unvested RSU awards as of the dividend record date. The amounts in this column with respect to 2011 include: (i) the aggregate dividend payments made in connection with our 2011 Stockholder Dividends in respect of shares issued to the applicable named executive officer in connection with the vesting of RSU awards prior to the dividend record date, in the amounts of $336,138, $80,765, $104,560, $50,893, $42,278 and $50,893 to Messrs. Demetriou, Baan, Stack, Clegg, Weidenkopf, and Dick, respectively, and (ii) the aggregate of the dividend equivalent rights payments made in connection with our 2011 Stockholder Dividends in respect of unvested RSUs that remained outstanding at the time of the dividend record date, in the amounts of $1,057,635, $368,468, $336,752, $235,648, $235,648, and $315,648 to Messrs. Demetriou, Baan, Stack, Clegg, Weidenkopf and Dick, respectively.
(6) The amount in the “Salary” column represents the increase in Mr. Demetriou’s base salary effective September 15, 2013, to $1,200,000 pursuant to the Restated CEO Agreement.
(7) To convert compensation values to US$, the year-end conversion rate used by the Company (equaling 1.1233 US$ to 1 CHF for 2013), was applied to each payment.
(8) The amount in the “Salary” column represents the amount of base salary earned by Mr. Dick from January 1, 2013 through January 7, 2013. In February 2011, the Company granted Mr. Dick a $300,000 retention bonus, one-third of which vested and was paid on each of December 31, 2011 and December 2012, respectively. In connection with Mr. Dick’s departure from the Company on January 7, 2013, Mr. Dick received his third installment of his retention bonus on December 31, 2013. In addition to the amounts set forth in Footnote 4 above, the amount in the “All Other Compensation” column includes $787,830 of total severance payable during fiscal year 2013 in accordance with the terms of his employment agreement.

Grants of plan-based awards for fiscal year 2013
The following table provides information concerning the plan-based awards (equity awards and non-equity incentive plan awards) for fiscal year 2013. Except as described above related to our Chairman and Chief Executive Officer, no equity awards were granted under the Equity Incentive Plan in 2013 with respect to our named executive officers. Actual payments under the MIP that have been or are expected to be paid with respect to 2013 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above.

			Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Type	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Steven J. Demetriou	9/15/13		—	—	—	—	293,257	33.37	2,976,559
	9/15/13		—	—	—	119,868	—	—	3,999,995
		MIP	—	1,500,000	2,400,000	—	—	—	—
Roelof IJ. Baan (1)		MIP	—	907,132	1,814,264	—	—	—	—
Sean M. Stack		MIP	—	348,750	697,500	—	—	—	—
Christopher R. Clegg		MIP	—	300,000	600,000	—	—	—	—
Thomas W. Weidenkopf		MIP	—	281,250	562,500	—	—	—	—
K. Alan Dick		MIP	—	—	—	—	—	—	—

(1)	To convert compensation values to US$, a year-end conversion rate used by the Company (equaling 1.1233 US$ to 1 CHF for 2013) was applied to the estimated possible MIP payouts.
Outstanding equity award adjustments
In light of our 2011 Stockholder Dividends and our 2013 Stockholder Dividend, as noted in “Compensation discussion and analysis,” for the February 2011 stockholder dividend, a special committee of the Board of Directors and, for the June 2011, November 2011 and April 2013 stockholder dividends, the Compensation Committee implemented appropriate and equitable adjustments to the number of shares of our common stock that underlies each outstanding stock option and the exercise price applicable to each in order to avoid a dilutive effect on the outstanding stock options, and to the number of shares of our common stock that underlies each RSU and shares of restricted stock, as applicable. In this regard (with respect to each stockholder dividend), the number of shares underlying each stock option that was outstanding on the dividend record date was increased by dividing the number of shares for each outstanding option that was granted before each stockholder dividend, by an adjustment ratio, and the exercise price of each option was decreased by multiplying the exercise price that applied before the applicable stockholder dividend by the same adjustment ratio. The adjustment ratio was calculated based on the determination by a special committee of the Board of Directors of the fair market value of a share of our common stock immediately before and after the payment of each stockholder dividend. This adjustment ratio has been applied to each FMV Stock Option, Premium Stock Option, Super-Premium Stock Option and any other outstanding stock options granted after June 2010 and before the applicable record date in connection with each dividend event. Except with respect to the number of shares underlying outstanding options, no other adjustments were made to the number of shares of common stock available for grant under the Equity Incentive Plan, nor to the number of those shares that may be granted in the form of RSUs.
The following is an example of the adjustments that applied to the FMV Stock Option, Premium Stock Option and Super-Premium Stock Option, assuming an original June 2010 grant of 10,000 FMV Stock Options, 2,000 Premium Stock Options and 2,000 Super-Premium Stock Options following each respective 2011 Stockholder Dividend and the 2013 Stockholder Dividend:

	Original Grant		Post-February 2011 Dividend Adjustment		Post-June 2011 Dividend Adjustment		Post-November 2011 Dividend Adjustment		Post-2013 Dividend Adjustment
	Shares	Exercise Price ($)	Shares	Exercise Price ($)	Shares	Exercise Price ($)	Shares	Exercise Price ($)	Shares	Exercise Price ($)
FMV Option	10,000	29.76	12,352	24.10	13,111	22.70	14,047	21.19	17,742	16.78
Premium Option	2,000	44.64	2,470	36.14	2,621	34.05	2,808	31.78	3,546	25.16
Super-Premium Option	2,000	59.52	2,470	48.19	2,621	45.40	2,808	42.38	3,546	33.55

Employment agreements
As of the Emergence Date, we entered into employment agreements with each of our named executive officers. These employment agreements remain in effect for each of our named executive officers other than our Chairman and Chief Executive Officer, Mr. Demetriou, whose employment agreement was amended and restated in its entirety on September 15, 2013, as discussed below. As originally executed, for the U.S.-based executives, including Messrs. Stack, Clegg ,Weidenkopf and Dick, the term of these employment agreements commenced upon the Emergence Date and generally terminates on the third anniversary of the Emergence Date, except that each term shall be automatically extended for additional one-year periods unless either the executive or the Company provides notice within a specified time period (six months and 60 days in the event of the executive’s election) of its intent not to renew. Mr. Demetriou’s Restated CEO Agreement provides for an initial three-year term commencing on the Emergence Date, with automatic one-year renewal terms unless either he or the Company provide written notice of its intent not to renew at least 90 days (for Mr. Demetriou) or 30 days (for the Company) prior to the end of the then current term. (Prior to the Restated CEO Agreement, the Company was required to provide written notice of its intent to not renew at least 12 months prior to the end of the then current term.) These agreements are currently operating under the automatic extension and neither the Company nor any of the applicable named executive officers has provided the other party with notice of intent not to renew.
The term of the employment agreement with Mr. Baan (who is based in Switzerland) continues indefinitely until his employment is terminated with at least two months notice, either by the Company or by Mr. Baan.
The notice period would be reduced for all of the executives (other than Mr. Demetriou and Mr. Baan) to 30 days as part of amendments that would be effective in connection with our proposed initial public offering (which is not guaranteed to occur). These amendments are more fully described below in the section entitled “Potential payments upon termination or change in control-Employment agreements.” The Restated CEO Agreement and the employment agreements for our other named executive officers each provide for base salary, annual bonus opportunity and the grant of stock options and RSUs, as described herein. The Restated CEO Agreement also provided for the cancellation of certain of his stock options which had been granted in June 2010, and a concurrent new grant of stock options. Each of the applicable named executive officers are entitled to participate in all employee benefit plans and programs of the Company and in all perquisite and fringe benefits which are from time to time made available to senior employees by the Company. In addition, Mr. Demetriou and Mr. Stack agreed to purchase certain shares of our common stock upon the Emergence Date and executed a Stockholders Agreement in this regard, as described below.
The Restated CEO Agreement and the employment agreements for our other named executive officers also set forth the rights and obligations of the named executive officer upon a termination of employment, which provisions would be amended in connection with our proposed initial public offering (which is not guaranteed to occur), and are described below under the headings “Potential payments upon termination or change in control” and “Revised compensation plans.”
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

Outstanding equity awards as of December 31, 2013
The following table provides information concerning outstanding equity awards for purchase of shares of common stock of Aleris Corporation as of December 31, 2013 for each of our named executive officers. The number of securities underlying options, RSUs and exercise prices reported below reflect the cumulative adjustments in connection with the 2011 Stockholder Dividends and the 2013 Stockholder Dividend.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options unexercisable (1)		Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (2)		Market value of shares or units of stock that have not vested ($)(3)
Steven J. Demetriou (4)	270,698	72,186	(5)	16.78	6/1/2020
	67,673	18,045	(5)	25.16	6/1/2020
	126,325	18,045	(5)	33.56	6/1/2020
	293,257	—		33.37	6/1/2020
						130,038	(6)	3,537,034
Roelof IJ. Baan	180,089	25,726	(5)	16.78	6/1/2020
	45,021	6,431	(5)	25.16	6/1/2020
	45,021	6,431	(5)	33.56	6/1/2020
						3,625	(7)	98,600
Sean M. Stack	160,888	22,984	(5)	16.78	6/1/2020
	40,222	5,745	(5)	25.16	6/1/2020
	40,222	5,745	(5)	33.56	6/1/2020
						3,238	(7)	88,074
Christopher R. Clegg	112,579	16,083	(5)	16.78	6/1/2020
	28,144	4,019	(5)	25.16	6/1/2020
	28,144	4,019	(5)	33.56	6/1/2020
						2,266	(7)	61,635
Thomas W. Weidenkopf	112,579	16,083	(5)	16.78	6/1/2020
	28,144	4,019	(5)	25.16	6/1/2020
	28,144	4,019	(5)	33.56	6/1/2020
						2,266	(7)	61,635
K. Alan Dick (8)	—	—		—	—	—		—

(1)	The amounts shown reflect cumulative adjustments made as a result of the 2011 Stockholder Dividends and the 2013 Stockholder Dividend.

(2)	The unvested shares reflected in this column are time-based restricted stock units.

(3)	The amounts shown in this column are based upon the valuation of one share of our common stock on December 31, 2013 of $27.20.

(4)
Pursuant to the terms of the Restated CEO Agreement, 293,257 of Mr. Demetriou’s options (on a post-adjusted basis) which had been granted in June 2010 (representing 50% of his FMV Stock Options and Premium Stock Options which were vested as of September 15, 2013) were cancelled in exchange for a total cash payment of $4,373,630. Following Mr. Demetriou’s partial option cancellation, 572,972 of his options granted in June 2010 remain outstanding. On September 15, 2013, Mr. Demetriou was also granted a fully vested option award of 293,257 options, each with an exercise price of $33.37 per share.

(5)	The options shown in this column will vest in two remaining equal quarterly installments on March 1 and June 1, 2014.

(6)
Of the total amount shown in this column, 10,170 of the restricted stock units will vest in two remaining quarterly installments on March 1 and June 1, 2014, and 119,868 of the restricted stock units will vest in three equal installments on September 15, 2014, September 15, 2015 and September 15, 2016.

(7)	The restricted stock units shown in this column will vest in two remaining equal quarterly installments on March 1 and June 1, 2014.

(8)
Pursuant to his employment agreement and equity award agreements and in connection with Mr. Dick’s departure on January 7, 2013, as of December 31, 2013, all of Mr. Dick’s equity awards with the Company have expired.

Option exercises and stock vested January 1 - December 31, 2013
The number of shares acquired on vesting (inclusive of the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events) are reported below.

	Option awards			Stock awards
Name	Number of shares acquired on exercise (#)		Value realized on exercise ($)	Number of shares acquired on vesting (#)		Value realized on vesting ($)
Steven J. Demetriou	—		—	20,339	(1)	776,650
Roelof IJ. Baan	—		—	7,249	(2)	276,813
Sean M. Stack	—		—	6,476	(3)	247,286
Christopher R. Clegg	—		—	4,532	(4)	173,054
Thomas W. Weidenkopf	—		—	4,532	(5)	173,054
K. Alan Dick	31,386	(6)	2,635,284	3,099	(7)	148,752

(1)	In connection with Mr. Demetriou’s vesting events, 10,133 shares were issued to the executive and 10,206 shares were surrendered to pay taxes associated with such vesting events.

(2)	In connection with Mr. Baan’s vesting events, 5,762 shares were issued to the executive and 1,487 shares were surrendered to pay taxes associated with such vesting events.

(3)	In connection with Mr. Stack’s vesting events, 3,190 shares were issued to the executive and 3,286 shares were surrendered to pay taxes associated with such vesting events.

(4)	In connection with Mr. Clegg’s vesting events, 2,988 shares were issued to the executive and 1,544 shares were surrendered to pay taxes associated with such vesting events.

(5)	In connection with Mr. Weidenkopf’s vesting events, 2,323 shares were issued to the executive and 2,209 shares were surrendered to pay taxes associated with such vesting events.

(6)
Pursuant to his employment agreement and equity award agreements and in connection with Mr. Dick’s departure on January 7, 2013, (i) an additional 22,610 options, representing the sum of 1/3 of his unvested option grants, vested immediately upon his departure, and (ii) Mr. Dick exercised 128,634 vested options, of which 31,386 shares were issued to Mr. Dick and 97,248 shares were surrendered to pay the applicable purchase price and taxes associated with the exercise.

(7)
Pursuant to his employment agreement and equity award agreements and in connection with Mr. Dick’s departure on January 7, 2013, 3,099 RSUs, representing the sum of 33 1/3% of his unvested RSU grants, vested immediately upon his departure. In connection with this vesting event, 1,961 shares were issued to him and 1,138 shares were surrendered to pay taxes associated with this vesting event.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	3,493,545	(3)	$24.34	(4)	682,140
Total	3,493,545		$24.34	(4)	682,140

(1)	Represents Aleris Corporation’s 2010 Equity Incentive Plan, which was approved by the Bankruptcy Court as part of Aleris International’s emergence from bankruptcy on June 1, 2010.

(2)
In connection with the 2011 Stockholder Dividends and the 2013 Stockholder Dividend, the number of shares of common stock of Aleris Corporation authorized under the 2010 Equity Incentive Plan was adjusted, in the aggregate, from 2,928,810 to 4,477,062 as of December 31, 2013.

(3)	Includes 3,308,286 outstanding stock options and 185,259 unvested RSUs granted under Aleris Corporation’s 2010 Equity Incentive Plan, as of December 31, 2013.

(4)	Weighted average exercise price is based on 3,308,286 outstanding options. Calculation excludes restricted stock units.
The Equity Incentive Plan was established to attract, retain, incentivize and motivate officers and employees of, consultants to, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2013, awards of stock options, restricted stock and RSUs have been granted all with respect of Aleris Corporation common stock.
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
Stock Subject to the Plan. As of December 31, 2013, the maximum number of shares of Aleris Corporation’s common stock issuable in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, was 4,477,062, and of that amount, grants of RSUs were limited to 445,291 RSUs. In January 2014, the Board of Directors approved amendments to the Equity Incentive Plan. Pursuant to these amendments, the number of shares of Aleris Corporation common stock which may be issued in connection with all types of awards was ultimately increased to 5,328,875 shares (as adjusted). Of that amount, the limit on the amount of grants RSUs that may be made in the form of RSUs was ultimately increased to 795,417 shares.
Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. All stock options outstanding as of December 31, 2013 were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant) and vest in equal quarterly installments, generally over a four-year period, except for the grant of stock options made to our Chairman and Chief Executive Officer in September 2013, and grants made to certain directors and management team members whose first installment of stock options may have been higher or lower than the standard vesting installment to reflect actual hire and/or promotion dates as of the date of grant. With respect to Mr. Demetriou’s September 2013 stock options grant, the stock options were 100% vested on the grant date. On January 21, 2014, the Board of Directors approved grants of stock options to each of our named executive officers and certain management team members, each with an exercise price of $27.20 and which are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant.
Restricted Stock Unit Awards. RSUs awarded under the Equity Incentive Plan consist of a grant by the Company of a specified number of units, which on the date of grant each represent one hypothetical share of Aleris Corporation common stock credited to an account of the award recipient, with no actual shares of Aleris Corporation common stock being issued until the RSU award has vested and are settled or the RSUs are otherwise settled in accordance with the RSU Agreement. All RSUs outstanding as of December 31, 2013 vest in equal quarterly installments, generally over a four-year period, except for the grant of RSUs made to our Chairman and Chief Executive Officer in September 2013, and grants made to certain directors and management team members whose first installment of RSUs may have been higher or lower than the standard vesting installment to reflect actual hire and/or promotion dates as of the date of grant. With respect to Mr. Demetriou’s September 2013 RSU grant, 33 1/3% of the RSUs vest each year on September 15 of years 2014 through 2016. RSU holders are entitled to certain dividend equivalent rights with respect to each RSU in the event that some types of dividends are paid to the holders of Aleris Corporation common stock. On January 21, 2014, the Board of Directors approved grants of RSUs to each of our named executive officers and certain management team members, which are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant.
Non-Transferability of Awards. Awards, including stock options and RSUs, granted under the Equity Incentive Plan may not be transferred or assigned, other than by will or the laws of descent and distribution, unless the committee determines otherwise.
Adjustment of Shares and Change in Control. In the event of, among other events, an extraordinary distribution, stock dividend, recapitalization, stock split, reorganization, merger, spin-off, or other similar transaction, the number and kind of shares, in the aggregate, reserved for issuance under the Equity Incentive Plan will be adjusted to reflect the event. In addition, the committee may make adjustments to the number, exercise price, class, and kind of shares or other consideration underlying the awards. In the event of Change in Control (as defined in the Equity Incentive Plan), unless otherwise prohibited under applicable law or unless specified in an award agreement, the committee is authorized, but not obligated, with respect to any or all awards, to make adjustments in the terms and conditions of outstanding awards, including, but not limited to, causing the awards, as part of the Change in Control triggering event, to be continued, substituted, or canceled for a cash payment (or a payment in the same form as other stockholders are receiving in the Change in Control triggering event). In the event the awards are canceled, the payment would be equal to (i) for RSUs, the fair market value of the shares underlying the RSUs being canceled and (ii) for stock options, the excess, if any, between the fair market value of the shares underlying the stock options over the exercise price of the stock options being canceled. The committee may also accelerate the vesting of outstanding stock options or RSUs, or may adjust the expiration of any outstanding stock options. With respect to all outstanding awards, in the event that the Company is involved in a Change in Control, a portion of an award holder’s stock option that remains unvested at such time will become vested and exercisable. The portion of the unvested stock options that will become vested and exercisable is based on a formula that, after it is applied at the time of the Change in Control event, results in the percentage of the holder’s cumulative stock options that are vested and exercisable equaling the percentage by which the Initial Investors (as defined in the Equity Incentive Plan) reduced their collective ownership in the Company as part of the Change in Control (as defined in the Equity Incentive Plan and generally described below). If the Initial Investors collectively reduce their ownership in the Company by 75% or more, then any unvested stock options will vest, and become exercisable, in full.
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
Pension benefits as of December 31, 2013
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2013. In making this calculation for Messrs. Demetriou, Stack and Clegg, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 4.30%; (c) cash balance interest crediting rates of 4.69% for 2013 and 3.50% for periods after 2013; and (d) a lump sum form of payment. See the disclosure below regarding the assumptions made with respect to Mr. Baan’s Swiss pension benefit.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last Fiscal Year ($)
Steven J. Demetriou	Cash Balance Plan	2.6	38,221	—
Roelof IJ. Baan (1)	Swiss Pension Plan	5.7	1,601,516	—
Sean M. Stack	Cash Balance Plan	2.6	22,931	—
Christopher R. Clegg	Cash Balance Plan	2.5	35,557	—
Thomas W. Weidenkopf	None	—	—	—
K. Alan Dick	Cash Balance Plan	8.2	—	72,525

(1)	To convert the present value of accumulated benefit to US$, the year-end conversion rate used by the Company (equaling 1.1233 US$ to 1 CHF for 2013) was applied.
As former Commonwealth Industries, Inc. (a predecessor company to Old AII, Inc.) employees, Messrs. Demetriou, Stack and Clegg are participants in the Cash Balance Plan, which was previously a plan of that predecessor entity. The Cash Balance Plan is a qualified defined benefit plan under the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Participants’ benefits are determined on the basis of a notional account. Accounts are credited with pay credits of 3.5% and 8.0% of earnings for each year of credited service based on the participant’s age. Interest is credited based on applicable rates of interest on U.S. Treasury bonds, subject to a minimum interest rate defined in the Cash Balance Plan. Compensation and benefits are limited to applicable Internal Revenue Code limits. Pay credits were ceased effective December 31, 2006.
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
Mr. Baan is not a participant in the Cash Balance Plan. He participates in one of two versions of the Swiss Pension Plan, a plan operated in accordance with applicable Swiss law. The Swiss Pension Plan provides Mr. Baan with a cash-balance type benefit upon his retirement, whereby, at the participant’s normal retirement date at age 65, he is eligible for an annuity based on his account balance at the time. Under the terms of the plan and Mr. Baan’s employment agreement, service credits of 25% of Mr. Baan’s base salary are contributed annually to the Swiss Pension Plan, and all such contributions are paid by the Company, which includes a mandated contribution under Swiss law. Interest credits are also given on the account balance. No further contributions or interest credits are provided after retirement. In order to calculate the present value for Mr. Baan’s accumulated benefit, the following assumptions were applied: interest crediting rates on the mandated and supplemental accounts of 1.75% and 1.75%, respectively, a retirement age of 65 and a discount rate of 2.5%.
Nonqualified deferred compensation as of December 31, 2013
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)(3)
Steven J. Demetriou	90,867	91,556	85,584	—	620,081
Roelof IJ. Baan (4)	—	—	—	—	—
Sean M. Stack	35,282	24,226	—	—	175,689
Christopher R. Clegg	30,350	21,623	281	—	157,666
Thomas W. Weidenkopf (4)	—	6,862	—	—	11,660
K. Alan Dick	433	5,237	11,670	130,493	—

(1)	This amount reflects a portion of salary that the indicated executive elected to defer during 2013. This amount is included in the “Salary” column of the “Summary compensation table”.

(2)
The full amounts reported as Company contributions have been reported in the “All other compensation” columns in the “Summary compensation table.” Amounts included in this column represent the following contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan on behalf of Messrs. Demetriou, Stack and Clegg : (a) restoration matching contributions in the amounts of $62,493, $18,026 and $14,080, respectively, and (b) restoration retirement accrual contributions on behalf of Messrs. Demetriou, Stack, Clegg, Weidenkopf and Dick in the amounts of $29,062, $6,201, $7,543, $6,862 and $5,237, respectively.

(3)
Of the totals in this column, amounts previously reported in the “Summary compensation table” for previous years are $329,586,  $116,180, $105,412, $4,798 and $104,575, respectively, for Messrs. Demetriou, Stack, Clegg, Weidenkopf and Dick.

(4)	These named executive officers were not participants in our Deferred Compensation Plan in 2013.
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
Potential payments upon termination or change in control
As discussed elsewhere in the “Compensation discussion and analysis,” the named executive officers are eligible for severance benefits under their employment agreements, as described below, in the event of certain terminations of employment. In addition, certain provisions are trigged pursuant to the stock option and RSU award agreements in the event of a Change in Control or termination of employment.
The payments and benefits to which the named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change in Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2013. For this purpose, we have assumed a value of $27.20 per share of our common stock.
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
Upon a termination without Cause or for Good Reason (each as defined below), Mr. Demetriou would receive under the Restated CEO Agreement:

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not yet paid;

▪
a cash severance payment equal to 2 times the sum of his base salary and average bonus earned for the two most recent calendar years, payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of 24 months following the date of termination; and

▪	continuation of all medical benefits for 24 months.
For Mr. Demetriou, in the event of a termination of employment by the Company without Cause or by Mr. Demetriou for Good Reason in anticipation of or within twelve months following a Change of Control (as defined in the Equity Incentive Plan), the cash severance payment will be paid in a cash lump sum within 30 days following the date of termination, to extent permissible without penalty under the applicable tax rules.
Upon a termination without Cause or for Good Reason (each as defined below), each of the other named executive officers would receive under his original agreement without regard to amendments that would take effect in connection with our proposed initial public offering (which is not guaranteed to occur):

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
In each of the named executive officer’s employment agreements, “Cause” is defined to mean the occurrence of any of the following, if the executive has not cured such behavior, where applicable, within 30 days after receiving notice from Aleris International:

▪	a material breach by the executive of the employment agreement;

▪	other than as a result of physical or mental illness or injury, the executive’s continued failure to substantially perform his duties;

▪	gross negligence or willful misconduct by the executive which causes or reasonably should be expected to cause material harm to Aleris International or the Company and its subsidiaries;

▪
material failure by the executive to use best reasonable efforts to follow lawful instructions of the Board of Directors or, for the named executive officers other than Mr. Demetriou, his direct supervisor; or

▪	the executive’s indictment for, or plea of nolo contendere to, a felony involving moral turpitude or other serious crime involving moral turpitude.
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
“Change in Control” (defined as “Change of Control” in the Equity Incentive Plan) is defined as the occurrence of any one of the following events:

▪
the acquisition by any “person” or “group” (as such terms are used in Sections 13(d) of the Securities Exchange Act of 1934) other than the Initial Investors and their affiliates (including among such affiliates, for purposes of this definition, for the avoidance of doubt, any entity that the Initial Investors beneficially own more than 50% of the then-outstanding securities entitled to vote generally in the election of directors of such entity) of more than 50% of the then-outstanding securities entitled to vote generally in the election of directors of the Company (“Voting Securities”);

▪
any merger, consolidation, reorganization, recapitalization, tender or exchange offer or any other transaction with or affecting the Company following which any person or group, other than the Initial Investors and their affiliates, beneficially owns more than 50% of the Voting Securities of the surviving entity;

▪
the sale, lease, exchange, transfer or other disposition of all, or substantially all, of the assets of the Company and its consolidated subsidiaries, other than to a successor entity of which the Initial Investors and their affiliates beneficially own 50% or more of the Voting Securities; or

▪
a change in the composition of the Board of Directors over a period of thirty-six (36) months or less, such that a majority of the individuals who constitute the Board of Directors as of the beginning of such period (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board of Directors; provided that any person becoming a Director subsequent to the beginning of such period, whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors, including those directors whose election or nomination for election was previously so approved, shall be deemed to be an Incumbent Director.

Notwithstanding the foregoing, (A) a person shall not be deemed to have beneficial ownership of securities subject to a stock purchase agreement, merger agreement or similar agreement (or voting or option agreement related thereto) until the consummation of the transactions contemplated by such agreement, and (B) any holding company whose only material asset is equity interests of the Company or any of its direct or indirect parent companies shall be disregarded for purposes of determining beneficial ownership under clause (ii) above and (C) the term “Change of Control” shall not include (x) a merger or consolidation of the Company with or the sale, assignment, conveyance, transfer, lease or other disposition of all or substantially all of the Company’s assets to, an affiliate of the Company incorporated or organized solely for the purpose of reincorporating or reorganizing the Company in another jurisdiction and/or for the sole purpose of forming a holding company or (y) the completion of the transactions contemplated by Aleris’ restructuring in 2010.
None of the employment agreements provide for any additional severance benefits in the event of a Change in Control; however, a Change in Control and an executive’s termination of employment connection with a Change in Control may, in certain instances, result in acceleration of vesting of the executive’s equity award holdings, as described below. In the Restated CEO Agreement and through an amendment adopted on January 15, 2014 to each of the other named executive officer’s employment agreements, each named executive officer has agreed to a change in the definition of “Initial Investor” under the terms of the Equity Incentive Plan and all their outstanding equity awards, which may impact whether or not any accelerated vesting of their outstanding awards occurs in the event of Change in Control, as described below.
In the employment agreements, for the U.S.-based executives (other than Mr. Demetriou), if the Company elects not to renew the named executive officer’s employment at the end of the then-outstanding term in accordance with the terms of the employment agreement (which requires at least six months notice), the named executive officer would be entitled to receive: (i) accrued benefits, (ii) a cash non-renewal payment equal to the sum of the named executive officer’s base salary and average earned bonus for the two most recent calendar years, payable in substantially equal installments consistent with the Company’s payroll practices over the twelve-month period following the date of termination and (iii) continuation of all medical benefits for a period of one year following the date of termination. The Board of Directors has approved amendments to these notice provisions, which would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) and as further described below.
The Restated CEO Agreement provides that if the Company elects not to renew the his employment at the end of the then-outstanding term in accordance with the terms of the agreement (which requires at least 30 days notice), Mr. Demetriou would be entitled to receive: (i) accrued benefits and (ii) a cash non-renewal payment equal to two times the sum of his base salary and average earned bonus for the two most recent calendar years, payable in substantially equal installments consistent with the Company’s payroll practices over the twelve-month period following the date of termination and (iii) continuation of all medical benefits for a period of two years following the date of termination; provided, that, in the event such termination occurs in anticipation of or within twelve months following a Change of Control (as defined in the Equity Incentive Plan), the cash severance payment will be paid in a cash lump sum within 30 days following the date of termination, to extent permissible without penalty under the applicable tax rules.
If any named executive officer (other than Mr. Demetriou) elects to not renew his employment agreement at the end of the then-outstanding term in accordance with the terms of the employment agreement (which require him to provide 60 days notice), the named executive officer would be entitled to receive: (i) accrued benefits and (ii) a pro-rata bonus determined based on the bonus he would have received for that year if termination had not occurred and the number of days that the executive was employed during the calendar year. The term of the employment agreement with Mr. Baan (who is based in Switzerland) continues indefinitely until his employment is terminated with at least two months notice, either by the Company or by Mr. Baan. This provision was not amended by the Board of Directors in connection with our proposed initial public offering (which is not guaranteed to occur). In the case of Mr. Baan, any notice periods and severance payments and benefits described above do not take into account any required “garden leave” or related payments or benefits that may be prescribed by local labor laws that apply to Mr. Baan, except that the payments and benefits set forth in his employment agreement would be used to satisfy, in whole in or part, any such statutory obligations.
If Mr. Demetriou elects to not renew his employment agreement at the end of the then-outstanding term in accordance with the terms of his agreement (which requires him to provide 90 days’ notice) he would be entitled to receive: (i) accrued benefits and (ii) a pro-rata bonus determined based on the bonus he would have received for that year if termination had not occurred and the number of days that the executive was employed during the calendar year.
Under the Restated CEO Agreement and the employment agreements for our other named executive officers, each named executive officer agrees to be bound by certain restrictive covenants, including a confidentiality provision. Each employment agreement (for Mr. Demetriou, the Restated CEO Agreement) also obligates the named executive officer to agree to not (i) solicit, hire, or encourage any such person to terminate employment with Aleris International or its affiliates, anyone employed by Aleris International within six months of such hiring date, for a period of two years for Mr. Demetriou and 18 months for the other named executive officers, in each case, following his termination; (ii) compete with Aleris International for a period of two years for Mr. Demetriou and 18 months for the other named executive officers, in each case, following his termination; and (iii) defame or disparage Aleris International, its affiliates and their respective officers, directors, members and executives.
The Board of Directors has approved amendments to the employment agreements for Messrs. Stack, Clegg and Weidenkopf that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur). The employment agreements for Messrs. Stack, Clegg and Weidenkopf would be amended such that the notice period for a non-renewal of the agreement by the Company is shortened from six months to 30 days and the severance benefit the executive is entitled to receive in such event is adjusted to take into account the shortened notice period. Under the amended agreement, each executive would receive 18 months of severance on a nonrenewal, which coincides with the amount of severance he is currently entitled to receive after a termination of employment without Cause or by the executive for Good Reason (as such terms are described in each executive’s employment agreement). The severance payments would be made in equal installments over the 18-month severance period; however, the amendment to the employment agreements for Messrs. Baan, Stack, Clegg and Weidenkopf, would also state that in the event such termination occurs in contemplation of a Change in Control or during the 12 months following a Change in Control (as defined in the amended and restated Equity Incentive Plan), severance payments will be made in a lump sum to the extent allowable under Section 409A of the Internal Revenue Code or would be allowable if Section 409A of the Internal Revenue Code was applicable.
MIP Bonus Awards
In the event of the executive’s death, disability, or retirement, under the terms of the MIP, the named executive officer (or his estate, as applicable) becomes entitled to payment of a pro-rata portion of the bonus amount which he would have received as of the date of his death, disability, or retirement, as applicable.

Equity award agreements
Under the Equity Incentive Plan and equity award agreements, upon a Change in Control, each tranche of our named executive officer’s stock options and the RSUs would vest to the extent necessary to make the aggregate percentage of all applicable tranches of the stock options and the RSUs that have become vested as of the date of such Change in Control at least equal to the percentage by which the Initial Investors have reduced their combined common stock interest in the Company. The remaining unvested tranches, if applicable, would continue to vest in accordance with their terms. If the Initial Investors’ combined common stock interest in the Company is reduced by 75% or more, then all applicable tranches of the stock option and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares held collectively by the Initial Investors as of the Emergence Date and still held by them immediately following the Change in Control to the number of shares they held on the Emergence Date (to be adjusted for stock splits, stock dividends and similar events). Effective as of January 15, 2014, the Board of Directors approved an amendment to the Equity Incentive Plan to provide that the term “Initial Investors” and “Initial Investors and their affiliates” would refer only to the Oaktree Funds. As discussed elsewhere, this amendment applies to all existing or future awards for all participants, including our other named executive officers. The Board of Directors has also approved an amendment to the equity award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur), under which all outstanding awards would be subject to the terms of the amended and restated Equity Incentive Plan (which would also become effective in connection with the effectiveness of our proposed initial public offering (which is not guaranteed to occur)).
Upon a voluntary termination of employment by the named executive officer without Good Reason, the named executive officer would forfeit all unvested options and RSUs immediately and would have the lesser of 90 days or the remaining term to exercise all vested options. Upon a termination of employment by the Company for Cause, the named executive officer would forfeit all options (whether vested or unvested) and unvested RSUs. Upon a termination of employment by the Company without Cause or by the named executive officer for Good Reason (including due to the non-extension of his employment term by the Company), each tranche, if applicable, of unvested options and all RSUs would become immediately vested with respect to (i) for Mr. Demetriou, 50% and (ii) for each other named executive officer, 33 1/3%, in each case, of the then unvested options that have not previously been vested or remaining RSUs, respectively. The named executive officer would then have six months to exercise all vested options. In addition, if the named executive officer’s employment is terminated by the Company without Cause or by the named executive officer for Good Reason in each case, in anticipation of or within twelve months following a Change in Control, any unvested options and all RSUs would become vested immediately with any options remaining exercisable for the shorter of six months from the date of the termination of employment or the length of the remaining term to exercise all vested options. If the named executive officer’s employment is terminated as a result of death or disability, all unvested options and RSUs would be forfeited immediately and the named executive officer would have the shorter of one year or the length of the remaining term to exercise all vested options.

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. due to Non-Renewal of Term	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment ($)(1)	Cash and benefits ($)(2)	Cash and benefits ($)(3)	Value of equity acceleration ($)(4)	Cash and benefits ($)(5)	Value of equity acceleration ($)(6)
Steven J. Demetriou	92,308	3,269,528	3,269,528	2,163,001	1,592,308	4,326,024
Roelof IJ. Baan (7)	88,866	1,538,119	2,016,422	125,322	995,998	379,784
Sean M. Stack	35,769	630,198	927,413	111,955	384,519	339,287
Christopher R. Clegg	30,769	543,362	799,684	78,343	330,769	237,419
Thomas W. Weidenkopf	28,846	509,970	750,532	78,343	310,096	237,419

(1)	The amounts in this column include only payment of vacation, as of December 31, 2013.

(2)
The amount of Cash and Benefits in the event of a termination by Aleris International due to non-renewal of the employment term (calculated under the terms of each executive’s employment agreement assuming the termination occurred on December 31, 2013) includes, in addition to the amounts described in Note 5 below, the payment of the sum of executive’s base salary and average earned annual bonus for the two most recent years multiplied by a multiple (2.0 for Mr. Demetriou, 1.0 for each of the other named executive officers, respectively) and an estimated value of continued medical benefits for 24 months for Mr. Demetriou and 12 months for each of the other named executive officers.

(3)
The amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s employment agreement assuming the termination occurred on December 31, 2013) includes, in addition to the amounts described in Note 5 below, the payment of the sum of executive’s base salary and average earned annual bonus for the two most recent years multiplied by a multiple (2.0, 1.33, and 1.5 for Mr. Demetriou, Mr. Baan, and each of the other named executive officers, respectively), and an estimated value of continued medical benefits for 24 months for Mr. Demetriou, 16 months for Mr. Baan and 18 months for each of the other named executive officers.

(4)
Upon termination by Aleris International without Cause or by the Executive for Good Reason, the named executive officers’ remaining unvested options and RSUs will vest, 50% with respect to Mr. Demetriou’s remaining unvested equity awards, and 33% with respect to the remaining unvested equity awards for the other named executive officers, as of the date of such termination (assumed to occur on December 31, 2013).

(5)
The amounts in this column include payment of vacation for all U.S. named executive officers and one-month base salary for Mr. Baan, as of December 31, 2013 as well as payment of each executive’s 2013 MIP bonus (assuming payout at target level and termination on December 31, 2013).

(6)
The Change in Control equity valuation assumes that the Oaktree Funds and the Apollo Funds would reduce their combined common stock interest of the Company by more than 75%, triggering the full vesting of outstanding equity awards.

(7)
For Mr. Baan, all amounts other than the value of equity acceleration have been converted using the year-end conversion rate used by the Company (equaling 1.1233 US$ to 1CHF for 2013). Additionally, amounts shown do not reflect the two-month garden leave period for Mr. Baan.

Payments to Mr. Dick in connection with his departure from the Company
On January 7, 2013, in connection with selected personnel reductions at the Company, Mr. Dick’s position with the Company was eliminated. In connection with Mr. Dick’s departure, he was entitled to certain severance payments and benefits pursuant to the terms of the employment agreement, dated as of June 1, 2010, as well as his equity award agreements, dated June 1, 2010 and February 2, 2011, respectively, with respect to stock option and restricted stock units, as described below.
Pursuant to his agreements with the Company, and in connection with signing a release of claims and complying with post-termination covenants, Mr. Dick received and became entitled to receive the following payments and benefits:

▪	accrued benefits (including earned annual bonus for fiscal year 2012);

▪
a cash severance payment equal to 1.5 times the sum of Mr. Dick’s base salary and average bonus earned for fiscal years 2011 and 2012, payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of 18 months following the date of termination;

▪	continuation of all medical benefits for 18 months;

▪	the third installment of his cash retention bonus in the amount of $100,000 payable on December 31, 2013; and

▪	the immediate vesting of 1/3 of Mr. Dick’s unvested RSUs and stock options as of his date of termination.
Mr. Dick was subject to certain restrictive covenants, including a confidentiality provision. Mr. Dick agreed to not (i) solicit, hire, or encourage any such person to terminate employment with Aleris International or its affiliates, anyone employed by Aleris International within six months of such hiring date, for a period of 18 months following his termination; (ii) compete with Aleris International for a period of 18 months following his termination; and (iii) defame or disparage Aleris International, its affiliates and their respective officers, directors, members and executives.

The amounts that Mr. Dick received and was entitled to receive as a result of his departure from the Company are indicated below.

	Accrued Benefits ($)	Bonus ($)	Severance Payment ($) *	Medical Benefits ($) *	Value of Accelerated Equity Awards ($)	Total ($)
K. Alan Dick	153,779	100,000	1,233,141	8,257	2,784,036	4,279,213
* Amounts related to this items made during 2013 are included in the “All Other Compensation” column of the Summary Compensation Table above.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2013.
Scott L. Graves
Lawrence W. Stranghoener
G. Richard Wagoner, Jr.
Compensation Committee Interlocks and Insider Participation
For the period between June 1, 2010 and the establishment of our Compensation Committee, our entire Board at that time performed the functions of a Compensation Committee. Other than Mr. Demetriou, none of our directors has ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Graves, Stranghoener and Wagoner serve as the members of our Compensation Committee. During 2013, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.
Director compensation
On June 1, 2010, as part of Aleris International’s emergence from bankruptcy, the following individuals were appointed by the Oaktree Funds as our new directors: Kenneth Liang, Scott Graves, Brian Laibow and Ara Abrahamian (together, with Emily Stephens, Robert O’Leary and Raghav Khanna, who joined our Board in January 2011, December 2011 and December 2012, respectively, collectively referred to as the “Oaktree Directors”). On July 30, 2010, G. Richard Wagoner, Jr. joined the Board of Directors as an “outside” director, meaning that he is not affiliated with our principal stockholders. On September 1, 2010, Christopher M. Crane also joined the Board of Directors as an additional “outside” director. In addition, on January 21, 2011, Lawrence Stranghoener joined the Board of Directors as another “outside” director and Emily Stephens, who is affiliated with the Oaktree Funds, also became a director. On December 7, 2011, Ara Abrahamian resigned from the Board, and Robert O’Leary was appointed by the Oaktree Funds to replace Mr. Abrahamian as an Oaktree Director. On December 5, 2012, Kenneth Liang resigned from the Board, and Raghav Khanna was appointed by the Oaktree Funds to replace Mr. Liang as an Oaktree Director. On December 4, 2013, Mr. Crane resigned from the Board, and Donald Misheff was appointed to replace Mr. Crane. On February 5, 2014, Raghav Khanna resigned from the Board, and Michael Kreger was appointed by the Oaktree Funds to replace Mr. Khanna as an Oaktree Director.
Each of the directors received an equity award as a portion of their compensation for services as a director upon becoming a director, except in the case of Mr. O’ Leary, who was appointed as a director on December 7, 2011 and received equity grants on January 31, 2012, Mr. Khanna, who was appointed as a director on December 5, 2012 and received equity grants on February 6, 2013, Mr. Misheff, who was appointed as a director on December 4, 2013 and received an equity grant on January 15, 2014, and Mr. Kreger, who was appointed as a director on February 5, 2014 and has not yet received an equity grant. These equity awards consist of stock options, RSUs and/or restricted stock.
On January 15, 2014, the Board of Directors, acting as the Committee under the Equity Incentive Plan, authorized, effective as of fiscal year 2014, annual restricted stock grants to each of our non-employee directors having a fair market value of $90,000 as of December 31 of the applicable fiscal year. The outside director restricted stock unit grants subject to similar terms and conditions as applied to their prior grants but vest as to 100% on January 15, 2015. These awards would be amended in a similar manner as the June 2010 grants in connection with our proposed initial public offering (which is not guaranteed to occur) as described below under the heading “Revised compensation plans.”

In addition to the equity grants, in September 2010, the Board of Directors approved payment of a $50,000 annual cash retainer, payable in equal installments at the end of each calendar quarter with respect to service on our Board of Directors and the Board of Directors of Aleris International for each director except Mr. Wagoner. Prior to 2014, Mr. Wagoner did not receive a cash retainer because it was determined that his restricted stock equity award provides adequate compensation for Mr. Wagoner’s service. On January 21, 2011, our Board of Directors authorized Mr. Stranghoener to receive an additional annual cash payment of $15,000, payable in equal installments at the end of each calendar quarter with respect to service as Chair of our Audit Committee commencing with the first quarter of 2011. On January 15, 2014, the Board of Directors increased, effective as of January 1, 2014, the annual cash retainer to $90,000 for each director (including Mr. Wagoner), payable in calendar quarterly installments, and also increased, effective as of January 1, 2014, Mr. Stranghoener’s additional cash payment for his service as Chair of our Audit Committee to $18,750, payable in calendar quarterly installments, which increases were effected to more closely align our director compensation program with competitive market practice.
For each of the Oaktree Directors, all cash and non-cash compensation paid to the Oaktree Director with respect to their service as one of our directors is turned over to an Oaktree affiliate pursuant to an agreement between the Oaktree Funds and the Oaktree Director as part of his or her employment with the Oaktree Funds.

The following table sets forth a summary of compensation with respect to our directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2013.
Director compensation for fiscal year 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)		All other compensation ($) (1)	Total ($)
Scott L. Graves (2)	50,000	—		—		30,000	80,000
Brian Laibow (2)	50,000	—		—		30,000	80,000
Emily Stephens (2)	50,000	—		—		30,000	80,000
Raghav Khanna (2)	50,000	120,000	(3)	300,834	(3)	25,000	495,834
Robert O’Leary (2)	50,000	—		—		24,000	74,000
G. Richard Wagoner, Jr. (4)	—	—		—		200,000	200,000
Christopher M. Crane (5)	37,500	—		—		30,000	67,500
Lawrence W. Stranghoener (6)	65,000	—		—		30,000	95,000
Donald T. Misheff (7)	12,500	—		—		—	12,500

(1)
The amounts in this column include: (i) the dividend payments made in connection with the 2013 Stockholder Dividend in respect of shares issued to the applicable director (or their nominee) in connection with the vesting of RSU awards prior to the dividend record date, in the amounts of $20,620, $20,620, $1,560, $7,500, $18,750, $15,000 and $15,000 to Messrs. Graves, Laibow, Khanna, O’Leary, Crane and Stranghoener and Ms. Emily Stephens, respectively; and (ii) the dividend equivalent rights payments made in connection with the 2013 Stockholder Dividend in respect of unvested RSUs that remained outstanding at the dividend record date, in the amounts of $9,380, $9,380, $23,440, $16,500, $11,250, $15,000 and $15,000 to Messrs. Graves, Laibow, Khanna, O’Leary, Crane and Stranghoener and Ms. Emily Stephens, respectively, and (iii) the $200,000 dividend payment made in connection with the 2013 Stockholder Dividend in respect to shares issued to Mr. Wagoner in connection with his restricted stock award.

(2)
Messrs. Scott Graves, Brian Laibow, Robert O’Leary, and Raghav Khanna, and Ms. Emily Stephens have been appointed to the Board of Directors by the Oaktree Funds. Mr. Khanna replaced Mr. Liang after Mr. Liang’s resignation, effective December 5, 2012. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree and is not kept by the individual. Messrs. Graves, Laibow, O’Leary and Khanna, and Ms. Emily Stephens were granted equity awards consisting of RSUs and options. As such, as of December 31, 2013, each of Messrs. Graves, Laibow, O’Leary and Khanna and Ms. Stephens (a) held 0 shares of Aleris Corporation common stock, (b) had 375, 375, 1,200, 1,875 and 1,200, respectively, unvested RSUs and 21,291, 21,291, 37,263, 15,347 and 37,263 (as adjusted), respectively, outstanding stock option awards of which 18,630, 18,630, 18,635, 3,838 and 18,635, respectively, were vested and 2,661, 2,661, 18,628, 11,509 and 18,628, respectively, remained unvested.

(3)
Mr. Raghav Khanna received, on February 6, 2013, grants of 2,500 RSUs and stock options to acquire 15,347 (as adjusted) shares of common stock, with an exercise price equal to the fair market value of a share of common stock on the date of grant. The restrictions will lapse on the RSUs and the options vest as to six and one-quarter percent (6.25%) of the total RSUs and stock options, on each quarterly anniversary of the date of grant during the four-year period following the date of grant. These awards represent the full amount of equity awards that have been awarded to Mr. Khanna and his awards are held by an affiliate of Oaktree. In connection with Mr. Khanna’s departure on February 5, 2014, Mr. Khanna’s unvested RSUs and stock options were forfeited and 3,838 vested stock options remain available for exercise within 90 days of Mr. Khanna’s departure. On February 5, 2014, Mr. Michael Kreger was appointed by the Oaktree Funds as a director. It is anticipated that the Company’s compensation committee will consider an equity award to Mr. Kreger under the Aleris Corporation 2010 Equity Incentive Plan as further compensation for his director service.

(4)	On December 31, 2013, Mr. Wagoner held 20,000 shares of restricted stock, of which 16,250 were vested and 3,750 remained unvested.

(5)
On December 31, 2013, Mr. Crane held 2,250 shares of Aleris Corporation common stock issued to him in connection with RSU vesting events. In connection Mr. Crane’s departure December 4, 2013, Mr. Crane’s unvested RSUs and stock options were forfeited and he exercised, effective as of January 15, 2014, 15,969 vested options, of which 3,434 shares were issued to Mr. Crane and 12,535 shares were surrendered to pay the applicable purchase price associated with the exercise.

(6)	On December 31, 2013, Mr. Stranghoener held 2,062 shares of Aleris Corporation common stock, 938 unvested RSUs and 26,616 (as adjusted) outstanding stock option awards, of which 18,301 were vested.

(7)	Mr. Misheff replaced Mr. Crane after Mr. Crane’s resignation, effective December 4, 2013.
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

▪
If a director is serving on the Board of Directors of the Company at the time of a Change in Control, his or her then restricted shares, RSUs or stock options will vest to the extent necessary to make the cumulative percentage of the award granted that has become vested as of such Change of Control at least equal to the percentage by which the Oaktree Funds have reduced their combined common stock interest in the Company. If the Oaktree Funds’ combined common stock interest in the Company is reduced by 75% or more, then all stock options and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares acquired by the Oaktree Funds on the Emergence Date and still held by them immediately following the Change in Control to the number of shares of our common stock that they held as of the Emergence Date (to be adjusted for stock splits, stock dividends, and similar events). The Board of Directors has approved an amendment to the applicable award agreements that would become effective in connection with our proposed initial public offering (which is not guaranteed to occur) stating that outstanding awards would be subject to the terms of the amended and restated Equity Incentive Plan.

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

▪
Updating the definition of “Initial Investor” so that an Initial Investor (referring to the Oaktree Funds and their respective affiliates) ceases to be considered an Initial Investor once its ownership drops below 7.5% of the Voting Securities, and so that the term Initial Investor does not include an affiliate that is a person participating in the metals industry upon completion of this initial public offering, which affects when a Change in Control is triggered;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of February 4, 2014 by (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and named executive officer; and (3) all directors and executive officers as a group.
Percentage of class beneficially owned is based on 31,234,390 shares of common stock outstanding as of February 4, 2014, together with the applicable options (1) to purchase shares of common stock for each stockholder exercisable on February 4, 2014 or within 60 days thereafter and the number of shares issuable upon the vesting of restricted stock units held by the stockholder that is scheduled to occur within 60 days of February 4, 2014 and (2) the number of shares issuable upon exchange of Aleris International’s redeemable preferred stock and/or Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris corporation common stock. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 4, 2014, upon the vesting of restricted stock units within 60 days after February 4, 2014 and upon exchange of Aleris International’s redeemable preferred stock and/or Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock are deemed outstanding for computing the percentage ownership of the person holding the options, restricted stock units, preferred stock or exchangeable notes, as the case may be, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Securities That Can Be Acquired By Holder (2)	Total	Percent of Class
Oaktree Funds (3)(4)	17,928,855	1,934,096	19,862,951	59.89%
Apollo Funds (3)(5)	5,490,108	566,763	6,056,871	19.05%
Sankaty Funds (3)(6)	2,957,638	291,072	3,248,710	10.31%
Caspian Funds (3)(7)	2,538,816	136,358	2,675,174	8.53%
Steven J. Demetriou	74,233	817,176	891,409	2.78%
Roelof IJ. Baan	19,314	291,238	310,552	*
Sean M. Stack	25,357	260,189	285,546	*
Christopher R. Clegg	11,782	182,059	193,841	*
Thomas W. Weidenkopf	9,850	182,060	191,910	*
G. Richard Wagoner (8)	20,000	—	20,000	*
Lawrence Stranghoener	2,250	19,964	22,214	*
Donald T. Misheff (9)	—	—	—	*
Emily Stephens (10)	—	—	—	*
Scott Graves (10)	—	—	—	*
Michael Kreger (10)	—	—	—	*
Brian Laibow (10)	—	—	—	*
Robert O’Leary (10)	—	—	—	*
All executive officers and directors as a group (13 persons)			1,996,842	6.04%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Represents the number of shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 4, 2014, upon the vesting of restricted stock units within 60 days after February 4, 2014, and upon exchange of Aleris International’s redeemable preferred stock and/or Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock.

(3)
Aleris Corporation and each of its stockholders is a party to the stockholders agreement discussed in Item 13. – “Certain Relationships and Related Party Transactions-Stockholders Agreement.” Aleris Corporation and the Oaktree Funds, the Apollo funds, the Caspian Funds and holders of at least 5% of outstanding Aleris Corporation common stock are each a party to the Registration Rights Agreement discussed in Item 13 – “Certain relationships and related party transactions-Registration rights agreement.”

(4)
Represents all equity interests owned by OCM Opportunities ALS Holdings, L.P., OCM High Yield Plus ALS Holdings, L.P., Oaktree European Credit Opportunities Holdings, Ltd., and OCM FIE, LLC. Of the shares included, 16,655,270 are held by OCM Opportunities ALS Holdings, L.P.; 987,603 are held by OCM High Yield Plus ALS Holdings, L.P.; 267,196 are held by Oaktree European Credit Opportunities Holdings, Ltd.; and103,994 are held by OCM FIE, LLC, which includes 85,208 shares which may be acquired upon exercise of options that are vested or will vest within 60 days of February 4, 2014, including vested stock options assigned to OCM FIE, LLC, and 524shares which would be issued on settlement of RSUs vesting within 60 days of February 4, 2014. Shares held by OCM FIE, LLC also include 3,838 vested stock options assigned to OCM FIE, LLC by Mr. Raghav Khanna, who was previously a director and resigned from that position as of February 5, 2014. These vested options will expire on May 6, 2014. Mr. Khanna is an officer of Oaktree and as part of his employment with Oaktree and pursuant to the policies of Oaktree, Mr. Khanna must hold his vested options on behalf of and for the sole benefit of OCM FIE, LLC and has assigned all economic, pecuniary and voting rights to OCM FIE, LLC. Mr. Khanna disclaims beneficial ownership of these securities, except to the extent of any direct pecuniary interest therein. The mailing address for the owners listed above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Oaktree European Credit Opportunities Holdings, Ltd. also holds 51.5 shares of our redeemable preferred stock (convertible into 2,791 shares of Aleris Corporation common stock) and $418,856 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 24,976 shares of Aleris Corporation common stock). OCM High Yield Plus ALS Holdings, L.P. also holds 188 shares of Aleris International’s redeemable preferred stock (convertible into 10,189 shares of Aleris Corporation common stock) and $1,535,922 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 91,587shares of Aleris Corporation common stock). OCM Opportunities ALS Holdings, L.P. also holds 3,176 shares of Aleris International’s redeemable preferred stock (convertible into 172,140 shares of Aleris

Corporation common stock) and $25,946,760 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 1,547,205 shares of Aleris Corporation common stock). Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Oaktree funds upon exchange of the redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes.
The general partner of OCM Opportunities ALS Holdings, L.P. and OCM Opportunities ALS Holdings, L.P. is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM Opportunities ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM Opportunities ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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
The director of Oaktree European Credit Opportunities Holdings, Ltd. is Oaktree Europe GP, Ltd. Oaktree Europe GP, Ltd. is also the general partner of Oaktree Capital Management (UK) LLP, which is the portfolio manager to Oaktree European Credit Opportunities II, Ltd. The sole shareholder of Oaktree Europe GP, Ltd. is Oaktree Capital Management (Cayman), L.P. The general partner of Oaktree Capital Management (Cayman), L.P. is Oaktree Holdings, Ltd. The sole shareholder of Oaktree Holdings, Ltd. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Oaktree European Credit Opportunities Holdings, Ltd. Each of the directors, general partners, managers, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by each of Oaktree European Credit Opportunities Holdings, Ltd., except to the extent of any pecuniary interest therein. The address for Oaktree Capital Management (UK) LLP is 27 Knightsbridge, 4th Floor, London SW1X 7LY, United Kingdom, and the address for all other entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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

(5)
Represents 5,490,108 shares of common stock held of record by Apollo ALS Holdings II, L.P. (“Apollo ALS Holdings”). Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable upon exchange of (i) the 1,047 shares of Aleris International’s redeemable preferred stock that are held by Apollo ALS Holdings (convertible into 56,747 shares of Aleris Corporation common stock), and (ii) the $8,553,015 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes that are held by Apollo ALS Holdings (convertible into 510,016 shares of Aleris Corporation common stock).
The general partner of Apollo ALS Holdings is Apollo ALS Holdings II GP, LLC (“Apollo ALS Holdings GP”). The managers of Apollo ALS Holdings GP are Apollo Management VI, L.P. (“Management VI”), Apollo Management VII, L.P. (“Management VII”) and Apollo Credit Opportunity Management, LLC (“ACO Management”). AIF VI Management, LLC (“AIF VI Management”) is the general partner of Management VI, and AIF VII Management, LLC (“AIF VII Management”) is the general partner of Management VII. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of each of AIF VI Management and AIF VII Management. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Capital Management, L.P. (“Capital Management”) is the sole member and manager of ACO Management, and Apollo Capital Management GP, LLC (“Capital Management GP”) is the general partner of Capital Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP and of Capital Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held by Apollo ALS Holdings. The address of Apollo ALS Holdings and Apollo ALS Holdings GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management VI, Management VII, ACO Management, AIF VI Management, AIF VII Management, Apollo Management, Management GP, Capital Management, Capital Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(6)
Represents all equity interests of 111 Capital Grantor Trust, Castle Hill III CLO, Limited, Nash Point CLO, Sankaty Beacon Investment Partners, L.P., Prospect Harbor Designated Investments, L.P., Race Point II CLO, Limited, Race Point III CLO Limited, Race Point IV CLO Ltd., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., Sankaty High Yield Partners III Grantor Trust, Sankaty Special Situations I Grantor Trust, Sankaty Credit Opportunities Grantor Trust, Sankaty High Yield Partners II Grantor Trust and SR Group, LLC (collectively, the “Sankaty Funds”). The mailing address of the Sankaty Funds is c/o Sankaty Advisors, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

In addition, the Sankaty Funds, managed or advised by Sankaty Advisors, LLC, a Delaware limited liability company (“Sankaty Advisors”), hold in the aggregate, 537.5 shares of Aleris International’s redeemable preferred stock (convertible into 29,126 shares of Aleris Corporation common stock) and $4,392,855 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 261,946 shares of Aleris Corporation common stock). Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Sankaty Funds upon exchange of the redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes.
Sankaty Advisors, is the collateral manager to Castle Hill III CLO, Limited, a Cayman Islands exempted company (“CH III”), Chatham Light CLO, Limited, a Cayman Islands exempted company (“CL”), Nash Point CLO, an Irish public unlimited company (“NP”), Race Point II CLO, Limited, a Cayman Islands exempted company (“RP II”), Race Point III CLO Limited, an Irish public unlimited company (“RP III”), and Race Point IV CLO, Ltd., a Cayman Islands exempted company (“RP IV”). Mr. Jonathan Lavine is the manager of Sankaty Advisors. By virtue of these relationships, Mr. Lavine may be deemed to have voting and dispositive power with respect to the shares of common and preferred stock held by each of CH III, CL, NP, RP II, RP III, and RP IV. Mr. Lavine and Sankaty Advisors disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
111 Capital Investors, LLC, a Delaware limited liability company (“111 Capital Investors”), is the trustee of 111 Capital Grantor Trust (“111”). Sankaty Credit Opportunities Investors, LLC, a Delaware limited liability company (“SCOI”), is the trustee of Sankaty Credit Opportunities Grantor Trust (“COPs”). Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company (“SCOI II”), is the sole general partner of Sankaty Credit Opportunities II, L.P., a Delaware limited partnership (“COPs II”). Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), is the sole general partner of Sankaty Credit Opportunities III, L.P., a Delaware limited partnership (“COPs III”). Sankaty Credit Opportunities Investors IV, LLC, a Delaware limited liability company (“SCOI IV”), is the sole general partner of Sankaty Credit Opportunities IV, L.P., a Delaware limited partnership (“COPs IV”). Sankaty Beacon Investors, LLC, a Delaware limited liability company (“Beacon Investors”) is the sole general partner of Sankaty Beacon Investment Partners, L.P. (“Beacon”) and Prospect Harbor Designated Investments, L.P. (“Prospect Harbor”). Sankaty Special Situations Investors I, LLC, a Delaware limited liability company (“SSS I Investors”), is the trustee of Sankaty Special Situations I Grantor Trust (“SSS I”). Sankaty Credit Member, LLC, a Delaware limited liability company (“SCM”), is the managing member of 111 Capital Investors, SCOI, SCOI II, SCOI III, SCOI IV, Beacon Investors and SSS I Investors.  Mr. Lavine is the managing member of SCM. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by 111, COPs, COPs II, COPs III, COPs IV, Beacon, Prospect Harbor,  and SSS.  Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Credit Opportunities Investors (Offshore) IV, L.P., a Cayman Islands exempted limited partnership (“SCOIO IV”), is the sole general partner of Sankaty Credit Opportunities (Offshore Master) IV, L.P., a Cayman Islands exempted limited partnership (“COPs IV Offshore”). Sankaty Credit Member II, Ltd., a Cayman Islands exempted limited partnership (“SCMO”) is the sole general partner of SCOIO IV. Mr. Lavine is the managing member of SCMO. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by COPs IV Offshore. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors II, LLC, a Delaware limited liability company (“SHYA II”), is the trustee of Sankaty High Yield Partners II Grantor Trust (“Sankaty II”). Sankaty Investors II, LLC, a Delaware limited liability company (“SI II”), is the managing member of SHYA II. Mr. Lavine is the managing member of SI II. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Sankaty II. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors III, LLC, a Delaware limited liability company (“SHYA III”), is the trustee of Sankaty High Yield Partners III Grantor Trust (“Sankaty III”). Sankaty Investors III, LLC, a Delaware limited liability company (“SI III”), is the managing member of SHYA III. Mr. Lavine is the managing member of SI III. By virtue of these relationships, Mr. Lavine may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Sankaty III. Mr. Lavine and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
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
The business address of each of the entities above is c/o Sankaty Advisors, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA, 02116.

(7)
Represents all equity interests of Caspian HLSC1 LLC, Caspian Select Credit Master Fund Ltd., Caspian Solitude Master Fund L.P., Caspian SC Holdings LP and Mariner LDC (collectively, the “Caspian Funds”). The mailing address of Caspian HLSC1 LLC, Caspian Select Credit Master Fund Ltd., Caspian Solitude Master Fund L.P. and Caspian SC Holdings LP is 767 Fifth Avenue, 45th Floor, New York, New York 10153. The mailing address of Mariner LDC is c/o Mariner Investment Group, 500 Mamaroneck Avenue, Harrison, New York 10528. Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% exchangeable senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable upon exchange of the $2,286,729 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 136,358 shares of Aleris Corporation common stock) held by the Caspian Funds. Mr.  Adam Cohen, Mr. David Corleto and Mr. Mark Weissman each has sole voting and dispositive power with respect to the shares of common stock reported as beneficially owned by the Caspian Funds. Mr. Cohen, Mr. Corleto and Mr. Weissman disclaims beneficial ownership of such securities except to the extent of their pecuniary interest therein.

(8)
Mr. Wagoner was granted 20,000 shares of restricted stock on July 30, 2010, pursuant to which Mr. Wagoner has voting rights as a stockholder only to the extent that shares have vested. Mr. Wagoner was granted 3,308 restricted stock units on January 15, 2014. As of February 4, 2014 and within 60 days thereafter, Mr. Wagoner will have become vested in 17,500 shares and will have voting rights therein.

(9)	Mr. Misheff was granted 3,308 restricted stock units on January 15, 2014.

(10)
Each of Ms. Emily Stephens and Messrs. Scott Graves, Brian Laibow, Michael Kreger and Robert O’Leary, by virtue of being an authorized officer of Oaktree Fund GP I, L.P., Oaktree Fund GP II, L.P., Oaktree Capital Management, L.P., and, in the case of Ms. Stephens only, Oaktree Capital Management (Cayman), L.P., may be deemed to have or share beneficial ownership of shares beneficially owned by the Oaktree Funds. Each of Ms. Stephens, Messrs. Graves, Laibow, Kreger and O’Leary expressly disclaims beneficial ownership of such shares, except to the extent of his or her direct pecuniary interest therein. See Note (3) above.

With respect to the less than 1% of shares held directly by each of Ms. Stephens, Messrs. Graves, Kreger, Laibow and O’Leary, these shares are held for the benefit of OCM FIE, LLC (“FIE”), a wholly owned subsidiary of Oaktree.
Each of Ms. Stephens, Messrs. Graves, Kreger, Laibow and O’Leary are officers of one or more Oaktree entities. As part of his or her employment with Oaktree and pursuant to the policies of Oaktree Capital Management, L.P., each of Ms. Stephens,

Messrs. Graves, Kreger, Laibow and O’Leary must hold such shares on behalf of and for the sole benefit of FIE and has assigned all economic, pecuniary and voting rights to FIE. Each of Ms. Stephens, Messrs. Graves, Laibow, Kreger and O’Leary disclaim beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein.

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
Composition of Our Board of Directors
Our Board of Directors consists of nine directors, one of which is our Chief Executive Officer and five of which were appointed by the Oaktree Funds which own indirectly a majority of our outstanding equity. The five directors appointed by the Oaktree Funds are Messrs. Graves, Kreger, Laibow, and O’Leary and Ms. Stephens. Our bylaws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his or her successor is elected.

Director Independence
We are a privately held corporation. We consider Mr. Demetriou an “executive director” due to his employment relationship with us. We consider Messrs. Graves, Kreger, Laibow, and O’Leary and Ms. Stephens “Oaktree affiliated directors” as they were designated as directors by the Oaktree Funds, our largest indirect stockholder owning a majority of our outstanding equity, pursuant to our Stockholders Agreement. We consider Messrs. Misheff, Stranghoener and Wagoner to be “non-Oaktree affiliated directors,” since they were appointed as directors in the normal course.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for professional services by Ernst & Young LLP in 2013 and 2012 were:

Type of Fees	2013	2012
	(in thousands)
Audit fees	$4,450	$4,864
Audit related fees	239	225
Tax fees	7	61
Total	$4,696	$5,150

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of Aleris’s consolidated financial statements included in its annual report, the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 10-Q, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits and procedures related to Aleris International’s debt offering in 2012. “Audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements and primarily consist of the audits of the Company’s various benefit plans; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, none of which were incurred in 2013 or 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Item 8. – “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements. See Item 8. – “Financial Statements and Supplementary Data.”

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

ALERIS CORPORATION

March 14, 2014	By:	/s/ Sean M. Stack
Sean M. Stack Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Demetriou	Chairman of the Board,	March 14, 2014
Steven J. Demetriou	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Sean M. Stack	Executive Vice President and	March 14, 2014
Sean M. Stack	Chief Financial Officer
(Principal Financial Officer)

/s/ I. Timothy Trombetta	Vice President and Controller	March 14, 2014
I. Timothy Trombetta

/s/ Scott L. Graves	Director	March 3, 2014
Scott L. Graves

/s/ Michael Kreger	Director	March 3, 2014
Michael Kreger

/s/ Brian K. Laibow	Director	March 3, 2014
Brian K. Laibow

/s/ Donald T. Misheff	Director	March 3, 2014
Donald T. Misheff

/s/ Robert O’Leary	Director	March 3, 2014
Robert O’Leary

/s/ Emily Stephens	Director	March 3, 2014
Emily Stephens

/s/ Lawrence W. Stranghoener	Director	March 4, 2014
Lawrence W. Stranghoener

/s/ G. Richard Wagoner, Jr.	Director	March 14, 2014
G. Richard Wagoner, Jr.

Exhibit Index

Exhibit
Number	Description

2.1
First Amended Joint Plan of Reorganization of Aleris International, Inc. and its Affiliated Debtors, as modified, Mar. 19, 2010 (filed as Exhibit 2.1 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

3.1*	Certificate of Incorporation of Aleris Corporation, as amended.

3.2*	Amended and Restated Bylaws of Aleris Holding Company (n/k/a Aleris Corporation).

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

Exhibit Index

Exhibit
Number	Description

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

10.3
Syndicated Facility Agreement, dated as of August 8, 2012, between Aleris Dinsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, with: Bank of China Limited, Shenjiang Branch, as lead arranger; Agricultural Bank of China Limited, Zhenjiang Branch, as secondary arranger; Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as facility agent and security agent; and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, Agricultural Bank of China Limited, Zhenjian Runshou Sub-Branch, and Shanghai Pudong Development Bank, Luwan Sub-Branch (as lenders) (English translation) (filed as Exhibit 10.3 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-173721) filed March 5, 2013, and incorporated herein by reference).

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

10.6.1†
Form of Amendment of Form of Employment Agreement by and among Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.6.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

Exhibit
Number	Description

10.6.2†
Form of Amendment to Employment Agreement by and among Aleris International, Inc. (with respect to Messrs. Stack, Clegg and Weidenkopf), Aleris Switzerland GmbH (with respect to Mr. Baan), Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf and Roeloff IJ. Baan (filed as Exhibit 10.6 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.7†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of June 1, 2010 (filed as Exhibit 10.8 to Aleris International’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.7.1†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of September 15, 2013 (filed as Exhibit 10.5 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-173721), filed November 7, 2013, and incorporated herein by reference).

10.7.2†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 15, 2014 (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.7.3†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 21, 2014 (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.8†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement dated June 1, 2010 between Aleris Holding Company and Steven J. Demetriou (filed as Exhibit 10.10 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.8.3†
Partial Option Cancellation Amendment Agreement, dated as of September 15, 2013, by and between Steven Demetriou and Aleris Corporation (filed as Exhibit 10.2 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-173721) filed November 7, 2013, and incorporated herein by reference).

10.9†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement, dated as of June 1, 2010 between Aleris Holding Company and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.11 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.10†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement dated February 2, 2011 between Aleris Holding Company and K. Alan Dick (filed as Exhibit 10.12 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

Exhibit
Number	Description

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

10.11†
Aleris Corporation 2010 Equity Incentive Plan 2013 Stock Option Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou (filed as exhibit 10.3 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 33-173721) filed November 7, 2013, and incorporated herein by reference).

10.12†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement dated June 1, 2010 between Aleris Holding Company and Steven J. Demetriou (filed as Exhibit 10.14 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.12.1†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.12.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.13†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement, dated as of June 1, 2010 between Aleris Holding Company and Sean M. Stack (filed as Exhibit 10.15 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.13.1†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Sean M. Stack (filed as Exhibit 10.13.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.14†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement dated as of June 1, 2010 between Aleris Holding Company and each of Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.14 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.14.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.14.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.15†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement, dated as of June 1, 2010 between Aleris Holding Company and K. Alan Dick (filed as Exhibit 10.17 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.15.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.15.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.16†
Aleris Corporation 2010 Equity Incentive Plan Restricted 2013 Stock Unit Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou (filed as Exhibit 10.4 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-173721) filed November 7, 2013, and incorporated herein by reference).

Exhibit
Number	Description

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

10.21†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.23 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.22†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.24 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.22.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Scott L. Graves and Brian Laibow (filed as Exhibit 10.22.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.23†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (n/k/a Emily Stephens)(filed as Exhibit 10.25 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.24†	Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily

Exhibit
Number	Description

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

10.25†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Restricted Stock Award Agreement with G. Richard Wagoner, Jr. (filed as Exhibit 10.27 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.27†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement dated as of June 1, 2010 between Aleris Holding Company and Roelof IJ. Baan (filed as Exhibit 10.29 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.28†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement as of June 1, 2010 between Aleris Holding Company and Roelof IJ. Baan (filed as Exhibit 10.30 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.28.1†
Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.29
Revolving Loan Facility Agreement, dated as of August 22, 2012, between Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.29 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-173721) filed March 5, 2013 and incorporated herein by reference).

10.29.1
Amendment Agreement to Facility Agreement, dated as of March 25, 2013, between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-173721), filed May 9, 2013, and incorporated herein by reference).

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

10.32†
Aleris Corporation 2010 Equity Incentive Plan 2014 Stock Option Award Agreement, dated January 15, 2014, between Aleris Corporation and Steven Demetriou (filed as Exhibit 10.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.33†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement Amendment (regarding equitable dividend adjustments) (filed as Exhibit 10.34 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference.)

10.34†
Form of Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement Amendment (regarding equitable dividend adjustments) (filed as Exhibit 10.35 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.35†
Form of Aleris Corporation 2010 Equity Incentive Plan Executive Stock Option Award Agreement (filed as Exhibit 10.4 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.36†
Form of Aleris Corporation 2010 Equity Incentive Plan Executive Restricted Stock Unit Award Agreement (filed as Exhibit 10.5 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.37†
Form of Aleris Corporation 2010 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.7 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.38†
Amended and Restated Employment Agreement, dated and effective as of September 15, 2013, by and among Aleris International, Inc., Aleris Corporation and Steven Demetriou (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-173721) filed November 7, 2013, and incorporated herein by reference).

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2013.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

Exhibit
Number	Description

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