Form 10-Q
period 2014-03-31
Aleris Corp
filed 2014-05-15
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,245,325 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2014.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$51.3	$60.1
Accounts receivable (net of allowances of $9.8 and $7.7 at March 31, 2014 and December 31, 2013, respectively)	460.1	376.9
Inventories	693.7	683.4
Deferred income taxes	7.1	7.1
Prepaid expenses and other current assets	28.6	31.5
Total Current Assets	1,240.8	1,159.0
Property, plant and equipment, net	1,144.5	1,157.7
Intangible assets, net	43.0	43.5
Deferred income taxes	45.2	45.2
Other long-term assets	65.9	67.5
Total Assets	$2,539.4	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$381.3	$303.2
Accrued liabilities	197.2	200.9
Deferred income taxes	3.9	3.9
Current portion of long-term debt	10.1	8.3
Total Current Liabilities	592.5	516.3
Long-term debt	1,238.2	1,229.1
Deferred income taxes	4.8	4.4
Accrued pension benefits	226.8	228.5
Accrued postretirement benefits	40.7	40.9
Other long-term liabilities	77.6	79.3
Total Long-Term Liabilities	1,588.1	1,582.2
Redeemable noncontrolling interest	5.6	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,245,325 and 31,229,064 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	405.9	401.9
Retained deficit	(65.3)	(47.6)
Accumulated other comprehensive income	11.7	13.8
Total Aleris Corporation Equity	352.6	368.4
Noncontrolling interest	0.6	0.3
Total Equity	353.2	368.7
Total Liabilities and Equity	$2,539.4	$2,472.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in millions, except per share data)

	For the three months ended
	March 31, 2014	March 31, 2013
Revenues	$1,054.2	$1,110.1
Cost of sales	979.1	1,021.1
Gross profit	75.1	89.0
Selling, general and administrative expenses	61.9	61.6
Restructuring charges	0.5	0.9
Gains on derivative financial instruments	(0.5)	(9.1)
Other operating expense (income), net	0.3	(1.1)
Operating income	12.9	36.7
Interest expense, net	26.3	21.0
Other income, net	(0.4)	(1.9)
(Loss) income before income taxes	(13.0)	17.6
Provision for income taxes	4.3	6.3
Net (loss) income	(17.3)	11.3
Net income attributable to noncontrolling interest	0.3	0.4
Net (loss) income attributable to Aleris Corporation	$(17.6)	$10.9

Comprehensive loss	$(19.3)	$(5.4)
Comprehensive income attributable to noncontrolling interest	0.3	0.4
Comprehensive loss attributable to Aleris Corporation	$(19.6)	$(5.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2014	March 31, 2013
Operating activities
Net (loss) income	$(17.3)	$11.3
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	33.2	27.2
Provision for deferred income taxes	0.5	1.0
Stock-based compensation expense	4.2	2.7
Unrealized losses (gains) on derivative financial instruments	9.3	(10.3)
Currency exchange losses on debt	0.3	0.4
Amortization of debt issuance costs	2.0	1.9
Other	1.1	(2.1)
Changes in operating assets and liabilities:
Change in accounts receivable	(83.5)	(105.5)
Change in inventories	(11.1)	(14.1)
Change in other assets	2.3	(12.0)
Change in accounts payable	90.3	52.2
Change in accrued liabilities	(3.5)	(8.3)
Net cash provided (used) by operating activities	27.8	(55.6)
Investing activities
Payments for property, plant and equipment	(47.5)	(96.9)
Other	0.5	1.6
Net cash used by investing activities	(47.0)	(95.3)
Financing activities
Proceeds from the ABL facility	40.0	—
Payments on the ABL facility	(30.0)	—
Proceeds from the Zhenjiang term loans	—	0.2
Net proceeds from other long-term debt	0.7	0.6
Other	(0.3)	(2.3)
Net cash provided (used) by financing activities	10.4	(1.5)
Effect of exchange rate differences on cash and cash equivalents	—	(1.2)
Net decrease in cash and cash equivalents	(8.8)	(153.6)
Cash and cash equivalents at beginning of period	60.1	592.9
Cash and cash equivalents at end of period	$51.3	$439.3

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
2. INVENTORIES
The components of our “Inventories” as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Finished goods	$196.1	$185.6
Raw materials	248.5	265.9
Work in process	218.4	203.0
Supplies	30.7	28.9
Total inventories	$693.7	$683.4
3. LONG-TERM DEBT
Our debt as of March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
ABL facility	$10.0	$—
7 5/8% senior notes due 2018, net of discount of $5.5 and $5.9 at March 31, 2014 and December 31, 2013, respectively	494.5	494.1
7 7/8% senior notes due 2020, net of discount of $7.2 and $7.5 at March 31, 2014 and December 31, 2013, respectively	492.8	492.5
Exchangeable notes, net of discount of $0.6 and $0.7 at March 31, 2014 and December 31, 2013, respectively	44.2	44.2
Zhenjiang term loans, net of discount of $1.0 at March 31, 2014 and December 31, 2013	190.8	192.2
Other	16.0	14.4
Total debt	1,248.3	1,237.4
Less: Current portion of long-term debt	10.1	8.3
Total long-term debt	$1,238.2	$1,229.1
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
Our reserves for environmental remediation liabilities totaled $35.0 and $35.3 at March 31, 2014 and December 31, 2013, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2014 and December 31, 2013, $6.0 and $6.3, respectively, are indemnified by Corus Group Ltd.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. Our total asset retirement obligations were $12.4 at March 31, 2014 and December 31, 2013. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the three months ended March 31, 2014:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2014	$368.4	$0.3	$368.7	$5.7
Net (loss) income	(17.6)	0.3	(17.3)	—
Other comprehensive loss	(2.1)	—	(2.1)	—
Stock-based compensation activity	3.9	—	3.9	—
Other	—	—	—	(0.1)
Total equity at March 31, 2014	$352.6	$0.6	$353.2	$5.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2014	31,229,064
Issuance associated with options exercised	3,434
Issuance associated with vested restricted stock units	11,620
Issuance upon conversion of exchangeable notes	1,207
Balance at March 31, 2014	31,245,325
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the activity within accumulated other comprehensive income for the three months ended March 31, 2014:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2014	$45.8	$(32.0)	$13.8
Current period currency translation adjustments	(2.3)	—	(2.3)
Amortization of net actuarial losses	—	0.2	0.2
Balance at March 31, 2014	$43.5	$(31.8)	$11.7
A summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 is provided below:

Description of reclassifications out of accumulated other comprehensive income	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses before tax	$(0.2)	(a)
Losses reclassified into earnings, net of tax	$(0.2)
(a) This component of accumulated other comprehensive income is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).
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
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2013. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive Loss:

Three months ended March 31, 2014	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$260.9	$323.2	$6.9	$91.4	$233.7	$138.1		$1,054.2
Intersegment revenues	0.4	31.6	3.1	1.9	1.5	5.2	$(43.7)	—
Total revenues	$261.3	$354.8	$10.0	$93.3	$235.2	$143.3	$(43.7)	$1,054.2
Segment income	$26.9	$38.1	$—	$3.0	$9.0	$4.3		$81.3

Three months ended March 31, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$313.7	$327.0	$0.7	$86.7	$236.2	$145.8		$1,110.1
Intersegment revenues	0.6	42.2	—	2.3	2.2	9.9	$(57.2)	—
Total revenues	$314.3	$369.2	$0.7	$89.0	$238.4	$155.7	$(57.2)	$1,110.1
Segment income (loss)	$23.5	$38.5	$(0.3)	$3.0	$10.4	$3.3		$78.4
The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive Loss:

	For the three months ended
	March 31, 2014	March 31, 2013
Total segment income	$81.3	$78.4
Unallocated amounts:
Depreciation and amortization	(33.2)	(27.2)
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(15.0)	(11.3)
Restructuring charges	(0.5)	(0.9)
Interest expense, net	(26.3)	(21.0)
Unallocated (losses) gains on derivative financial instruments	(9.3)	10.2
Unallocated currency exchange losses	(1.5)	—
Start-up expenses	(8.4)	(11.4)
Other (expense) income, net	(0.1)	0.8
(Loss) income before income taxes	$(13.0)	$17.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

The following table shows our reportable segment assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Assets
RPNA	$553.0	$524.7
RPEU	719.6	699.2
RPAP	428.9	439.4
Extrusions	153.7	141.8
RSAA	310.4	294.5
RSEU	198.1	183.7
Unallocated assets	175.7	189.6
Total consolidated assets	$2,539.4	$2,472.9
8. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation (the “Board”) approved the Aleris Corporation 2010 Equity Incentive Plan, which has been amended from time to time (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of management of the Company and non-employee directors. All stock options granted have a life not to exceed ten years and generally vest over a period not to exceed four years. Shares of common stock are issued upon stock option exercises from available shares. The restricted stock units and restricted shares also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of beneficial ownership that results from the event.
During the three months ended March 31, 2014, we granted 992,533 stock options and 334,456 restricted stock units to certain members of our senior management and non-employee directors. We recorded compensation expense associated with stock options, restricted stock units and restricted shares of $4.2 and $2.7 during the three months ended March 31, 2014 and 2013, respectively.
9. INCOME TAXES
Our effective tax rates were (33.1)% and 36.2% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rates for the three months ended March 31, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of March 31, 2014, we had $2.8 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect our annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Loss. As of March 31, 2014, we had approximately $0.2 of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination. During the first quarter of 2013, the IRS commenced an examination of our tax returns for the years ended December 31, 2011 and 2010 that is anticipated to be completed within three months of the reporting date. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within nine months of the reporting date.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits		Non-U.S. pension benefits
	for the three months ended		for the three months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service cost	$0.8	$0.9	$1.0	$1.0
Interest cost	1.8	1.6	1.9	1.7
Amortization of net actuarial losses	—	0.4	0.3	0.4
Expected return on plan assets	(2.6)	(2.3)	—	—
Net periodic benefit expense	$—	$0.6	$3.2	$3.1

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2014	March 31, 2013
Service cost	$—	$0.1
Interest cost	0.5	0.4
Amortization of net actuarial (gains) losses	(0.1)	0.1
Net postretirement benefit expense	$0.4	$0.6
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At March 31, 2014 and December 31, 2013, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of March 31, 2014 and December 31, 2013, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	March 31, 2014		December 31, 2013
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$7.0	$(20.3)	$13.3	$(17.0)
Natural gas	0.6	—	0.4	—
Total	7.6	(20.3)	13.7	(17.0)
Effect of counterparty netting	(6.9)	6.9	(12.3)	12.3
Net derivatives as classified in the balance sheet	$0.7	$(13.4)	$1.4	$(4.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

     The fair value of our derivative financial instruments at March 31, 2014 and December 31, 2013 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
Metal	Prepaid expenses and other current assets	$—	$1.0
	Other long-term assets	0.1	—
Natural gas	Prepaid expenses and other current assets	0.6	0.4
Total		$0.7	$1.4

Liability Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
Metal	Accrued liabilities	$9.9	$1.7
	Other long-term liabilities	3.5	3.0
Total		$13.4	$4.7
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and the level in the fair value hierarchy:

	Fair value measurements at March 31, 2014 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$7.6	$—	$7.6	$—
Derivative liabilities	(20.3)	—	(20.3)	—
Net derivative liabilities	$(12.7)	$—	$(12.7)	$—

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	Fair value measurements at December 31, 2013 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$13.7	$—	$13.7	$—
Derivative liabilities	(17.0)	—	(17.0)	—
Net derivative liabilities	$(3.3)	$—	$(3.3)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “Gains on derivative financial instruments” in the Consolidated Statements of Comprehensive Loss. Realized (gains) losses on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2014	March 31, 2013
Metal	$(8.3)	$0.9
Natural gas	(1.5)	0.2
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2014 and December 31, 2013, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2014 and December 31, 2013, we had 1.9 trillion and 2.9 trillion of British thermal unit forward buy contracts, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

Currency Exchange Hedging
From time to time, we may enter into currency forwards, futures, call options and similar derivative financial instruments to limit our exposure to fluctuations in currency exchange rates. As of March 31, 2014 and December 31, 2013, no currency call option contracts were outstanding.
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
 Other Financial Instruments
The carrying amount and fair values of our other financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$51.3	$51.3	$60.1	$60.1
ABL facility	10.0	10.0	—	—
Exchangeable notes	44.2	72.7	44.2	72.7
7 5/8% senior notes	494.5	516.2	494.1	530.0
7 7/8% senior notes	492.8	515.0	492.5	531.3
Zhenjiang term loans	190.8	191.8	192.2	193.2
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of March 31, 2014 and December 31, 2013:

	Fair value measurements at March 31, 2014 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$51.3	$51.3	$—	$—
ABL facility	10.0	—	10.0	—
Exchangeable notes	72.7	—	—	72.7
7 5/8% senior notes	516.2	516.2	—	—
7 7/8% senior notes	515.0	515.0	—	—
Zhenjiang term loans	191.8	—	—	191.8

	Fair value measurements at December 31, 2013 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$60.1	$60.1	$—	$—
Exchangeable notes	72.7	—	—	72.7
7 5/8% senior notes	530.0	530.0	—	—
7 7/8% senior notes	531.3	531.3	—	—
Zhenjiang term loans	193.2	—	—	193.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

The principal amount of the ABL facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.0% as of March 31, 2014 and 2.3% as of December 31, 2013 and expected equity volatility of 55%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the Zhenjiang term loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of March 31, 2014 and December 31, 2013. The condensed consolidating statements of comprehensive (loss) income are presented for the three months ended March 31, 2014 and 2013. The condensed consolidating statements of cash flows are presented for the three months ended March 31, 2014 and 2013.
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
The condensed consolidating statements of cash flows for the three months ended March 31, 2013 have been restated to revise the presentation of cash flows related to intercompany loans. The revisions significantly changed the classification of certain intercompany cash flows as operating, investing and financing activities; however, there was no change in the total net cash flows of Aleris Corporation, Aleris International, Inc. or the Guarantor Subsidiaries. There was no impact to the condensed consolidating statements of comprehensive (loss) income or to the consolidated financial statements for the three months ended March 31, 2013 as a result of these presentation changes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of March 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$51.4	$(0.1)	$51.3
Accounts receivable, net	—	—	149.7	310.4	—	460.1
Inventories	—	—	263.6	430.1	—	693.7
Deferred income taxes	—	—	0.2	6.9	—	7.1
Prepaid expenses and other current assets	—	0.5	13.9	14.2	—	28.6
Intercompany receivables	—	481.7	463.0	215.6	(1,160.3)	—
Total Current Assets	—	482.2	890.4	1,028.6	(1,160.4)	1,240.8
Property, plant and equipment, net	—	—	370.9	773.6	—	1,144.5
Intangible assets, net	—	—	27.1	15.9	—	43.0
Deferred income taxes	—	—	—	45.2	—	45.2
Other long-term assets	—	11.4	4.2	50.3	—	65.9
Intercompany receivables	—	3.6	—	—	(3.6)	—
Investments in subsidiaries	356.2	1,491.0	118.3	—	(1,965.5)	—
Total Assets	$356.2	$1,988.2	$1,410.9	$1,913.6	$(3,129.5)	$2,539.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$2.0	$147.2	$232.2	$(0.1)	$381.3
Accrued liabilities	—	21.3	65.2	110.7	—	197.2
Deferred income taxes	—	—	—	3.9	—	3.9
Current portion of long-term debt	—	—	0.5	9.6	—	10.1
Intercompany payables	—	561.6	488.0	110.7	(1,160.3)	—
Total Current Liabilities	—	584.9	700.9	467.1	(1,160.4)	592.5
Long-term debt	—	1,041.5	0.7	196.0	—	1,238.2
Deferred income taxes	—	—	0.2	4.6	—	4.8
Accrued pension benefits	—	—	31.5	195.3	—	226.8
Accrued postretirement benefits	—	—	40.7	—	—	40.7
Other long-term liabilities	—	—	32.8	44.8	—	77.6
Intercompany payables	3.6	—	—	—	(3.6)	—
Total Long-Term Liabilities	3.6	1,041.5	105.9	440.7	(3.6)	1,588.1
Redeemable noncontrolling interest	—	5.6	—	—	—	5.6
Total equity	352.6	356.2	604.1	1,005.2	(1,965.5)	352.6
Noncontrolling interest	—	—	—	0.6	—	0.6
Total Liabilities and Equity	$356.2	$1,988.2	$1,410.9	$1,913.6	$(3,129.5)	$2,539.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	As of December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$3.7	$—	$58.9	$(2.5)	$60.1
Accounts receivable, net	—	—	125.7	251.2	—	376.9
Inventories	—	—	245.1	438.3	—	683.4
Deferred income taxes	—	—	0.2	6.9	—	7.1
Prepaid expenses and other current assets	—	0.5	16.1	14.9	—	31.5
Intercompany receivables	—	362.4	378.3	192.4	(933.1)	—
Total Current Assets	—	366.6	765.4	962.6	(935.6)	1,159.0
Property, plant and equipment, net	—	—	377.8	779.9	—	1,157.7
Intangible assets, net	—	—	27.6	15.9	—	43.5
Deferred income taxes	—	—	—	45.2	—	45.2
Other long-term assets	—	12.3	3.3	51.9	—	67.5
Intercompany receivables	—	3.4	—	—	(3.4)	—
Investments in subsidiaries	371.8	1,510.6	117.7	—	(2,000.1)	—
Total Assets	$371.8	$1,892.9	$1,291.8	$1,855.5	$(2,939.1)	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$0.4	$117.1	$188.2	$(2.5)	$303.2
Accrued liabilities	—	21.7	67.0	112.2	—	200.9
Deferred income taxes	—	—	—	3.9	—	3.9
Current portion of long-term debt	—	—	0.5	7.8	—	8.3
Intercompany payables	—	462.4	371.7	99.0	(933.1)	—
Total Current Liabilities	—	484.5	556.3	411.1	(935.6)	516.3
Long-term debt	—	1,030.9	0.8	197.4	—	1,229.1
Deferred income taxes	—	—	0.2	4.2	—	4.4
Accrued pension benefits	—	—	33.8	194.7	—	228.5
Accrued postretirement benefits	—	—	40.9	—	—	40.9
Other long-term liabilities	—	—	32.7	46.6	—	79.3
Intercompany payables	3.4	—	—	—	(3.4)	—
Total Long-Term Liabilities	3.4	1,030.9	108.4	442.9	(3.4)	1,582.2
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total equity	368.4	371.8	627.1	1,001.2	(2,000.1)	368.4
Noncontrolling interest	—	—	—	0.3	—	0.3
Total Liabilities and Equity	$371.8	$1,892.9	$1,291.8	$1,855.5	$(2,939.1)	$2,472.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended March 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$439.7	$617.5	$(3.0)	$1,054.2
Cost of sales	—	—	416.9	565.2	(3.0)	979.1
Gross profit	—	—	22.8	52.3	—	75.1
Selling, general and administrative expenses	—	—	30.2	31.7	—	61.9
Restructuring charges (gains)	—	—	0.7	(0.2)	—	0.5
(Gains) losses on derivative financial instruments	—	—	(3.7)	3.2	—	(0.5)
Other operating expense (income), net	—	—	0.5	(0.2)	—	0.3
Operating (loss) income	—	—	(4.9)	17.8	—	12.9
Interest expense, net	—	—	22.3	4.0	—	26.3
Other (income) expense, net	—	—	(3.7)	3.3	—	(0.4)
Equity in net loss (earnings) of affiliates	17.6	17.6	(0.6)	—	(34.6)	—
(Loss) income before income taxes	(17.6)	(17.6)	(22.9)	10.5	34.6	(13.0)
Provision for income taxes	—	—	—	4.3	—	4.3
Net (loss) income	(17.6)	(17.6)	(22.9)	6.2	34.6	(17.3)
Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net (loss) income attributable to Aleris Corporation	$(17.6)	$(17.6)	$(22.9)	$5.9	$34.6	$(17.6)

Comprehensive (loss) income	$(19.6)	$(19.6)	$(23.0)	$4.3	$38.6	$(19.3)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive (loss) income attributable to Aleris Corporation	$(19.6)	$(19.6)	$(23.0)	$4.0	$38.6	$(19.6)

	For the three months ended March 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$507.9	$603.9	$(1.7)	$1,110.1
Cost of sales	—	—	475.4	547.4	(1.7)	1,021.1
Gross profit	—	—	32.5	56.5	—	89.0
Selling, general and administrative expenses	—	—	27.9	33.7	—	61.6
Restructuring charges (gains)	—	—	1.2	(0.3)	—	0.9
Gains on derivative financial instruments	—	—	(8.5)	(0.6)	—	(9.1)
Other operating expense, net	—	—	—	(1.1)	—	(1.1)
Operating income	—	—	11.9	24.8	—	36.7
Interest expense (income), net	—	—	22.1	(1.1)	—	21.0
Other income, net	—	—	(0.8)	(1.1)	—	(1.9)
Equity in net earnings of affiliates	(10.9)	(10.9)	(0.5)	—	22.3	—
Income (loss) before income taxes	10.9	10.9	(8.9)	27.0	(22.3)	17.6
Provision for income taxes	—	—	—	6.3	—	6.3
Net income (loss)	10.9	10.9	(8.9)	20.7	(22.3)	11.3
Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income (loss) attributable to Aleris Corporation	$10.9	$10.9	$(8.9)	$20.3	$(22.3)	$10.9

Comprehensive (loss) income	$(5.8)	$(5.8)	$(7.9)	$3.6	$10.5	$(5.4)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive (loss) income attributable to Aleris Corporation	$(5.8)	$(5.8)	$(7.9)	$3.2	$10.5	$(5.8)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

	For the three months ended March 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.2	$(18.6)	$19.2	$24.6	$2.4	$27.8
Investing activities
Payments for property, plant and equipment	—	—	(19.0)	(28.5)	—	(47.5)
Disbursements of intercompany loans	—	(15.0)	(2.2)	(15.0)	32.2	—
Repayments from intercompany loans	—	5.0	2.5	—	(7.5)	—
Other	—	—	(0.3)	0.8	—	0.5
Net cash used by investing activities	—	(10.0)	(19.0)	(42.7)	24.7	(47.0)
Financing activities
Proceeds from the ABL facility	—	25.0	—	15.0	—	40.0
Payments on the ABL facility	—	(15.0)	—	(15.0)	—	(30.0)
Net (payments on) proceeds from other long-term debt	—	—	(0.2)	0.9	—	0.7
Proceeds from intercompany loans	—	15.0	—	17.2	(32.2)	—
Repayments on intercompany loans	—	—	—	(7.5)	7.5	—
Other	(0.2)	(0.1)	—	—	—	(0.3)
Net cash (used) provided by financing activities	(0.2)	24.9	(0.2)	10.6	(24.7)	10.4
Effect of exchange rate differences on cash and cash equivalents	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	(3.7)	—	(7.5)	2.4	(8.8)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	$—	$—	$—	$51.4	$(0.1)	$51.3

	For the three months ended March 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$2.0	$(38.2)	$38.6	$(57.5)	$(0.5)	$(55.6)
Investing activities
Payments for property, plant and equipment	—	—	(19.6)	(77.3)	—	(96.9)
Disbursements of intercompany loans	—	—	(24.6)	—	24.6	—
Repayments from intercompany loans	—	—	5.5	—	(5.5)	—
Equity contributions in subsidiaries	—	(60.0)	(3.1)	—	63.1	—
Other	—	—	0.1	1.5	—	1.6
Net cash used by investing activities	—	(60.0)	(41.7)	(75.8)	82.2	(95.3)
Financing activities
Proceeds from Zhenjiang term loans	—	—	—	0.2	—	0.2
Net proceeds from other long-term debt	—	—	—	0.6	—	0.6
Proceeds from intercompany loans	—	—	—	24.6	(24.6)	—
Repayments on intercompany loans	—	—	—	(5.5)	5.5	—
Proceeds from intercompany equity contributions	—	—	3.1	60.0	(63.1)	—
Other	(2.0)	(0.3)	—	—	—	(2.3)
Net cash (used) provided by financing activities	(2.0)	(0.3)	3.1	79.9	(82.2)	(1.5)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)
Net decrease in cash and cash equivalents	—	(98.5)	—	(54.6)	(0.5)	(153.6)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$373.9	$—	$67.0	$(1.6)	$439.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share and per share data)

13. SUBSEQUENT EVENT
On April 1, 2014, we acquired Nichols Aluminum, LLC (“Nichols”), a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for $110.0. The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama and Lincolnshire, Illinois.
The acquisition will be accounted for as a business combination, with the purchase price being allocated on a preliminary basis using information available in the second quarter of 2014. The operating results of Nichols will be reported within our RPNA segment from the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our business, our operating segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2014 and 2013;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2014 and 2013, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three months ended March 31, 2014 and 2013.

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
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. Subsequent to the acquisition of Nichols Aluminum, LLC ("Nichols"), we operate more than 40 production facilities worldwide, with 19 production facilities that provide rolled and extruded aluminum products and 24 recycling and specification alloy manufacturing plants. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive, transportation, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices and local premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 68% of our costs of sales for the three months ended March 31, 2014. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2014 and 2013 were $1,708 and $2,001, respectively, which represents a decrease of approximately 15%.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
As a result of utilizing LME aluminum prices and local premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, we would expect a less significant impact of these price changes on our profitability. Approximately 85% of our rolled products sales for the year ended December 31, 2013 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
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
In addition to analyzing our consolidated operating performance based upon revenues and EBITDA (defined below in “– Critical Measures of our Financial Performance”), we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Segment Adjusted EBITDA eliminates from segment income and loss the impact of recording inventory and other items at fair value through purchase accounting and metal price lag, which represents the financial impact of the timing difference between when aluminum prices included within our revenues and aluminum purchase prices included in our cost of sales are established, net of the impact of our hedging activities. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
For additional information regarding non-GAAP financial measures, see “– Non-GAAP Financial Measures.”
Rolled Products North America
Our RPNA segment consists of 11 manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous ingot cast and pellet compaction technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Rolled Products North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	86.3	94.8	(8.5)	(9.0)%

Segment revenues	$261.3	$314.3	$(53.0)	(16.9)%
Hedged cost of metal	(151.6)	(197.7)	46.1	(23.3)
Favorable metal price lag	(3.7)	(0.1)	(3.6)	*
Segment commercial margin	$106.0	$116.5	$(10.5)	(9.0)%
Segment commercial margin per ton invoiced	$1,228.4	$1,228.7	$(0.3)	—%

Segment income	$26.9	$23.5	$3.4	14.5%
Favorable metal price lag	(3.7)	(0.1)	(3.6)	*
Segment Adjusted EBITDA (1)	$23.2	$23.4	$(0.2)	(0.9)%
Segment Adjusted EBITDA per ton invoiced	$269.3	$246.3	$23.0	9.3%

*	Result is not meaningful.

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as an aluminum casting plant in Voerde, Germany that produces rolling slab and billets used by our RPEU and Extrusions segments. Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Rolled Products Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	86.6	89.9	(3.3)	(3.7)%

Segment revenues	$354.8	$369.2	$(14.4)	(3.9)%
Hedged cost of metal	(195.8)	(215.3)	19.5	(9.1)
Favorable metal price lag	(7.9)	(4.8)	(3.1)	64.6
Segment commercial margin	$151.1	$149.1	$2.0	1.3%
Segment commercial margin per ton invoiced	$1,744.4	$1,657.9	$86.5	5.2%

Segment income	$38.1	$38.5	$(0.4)	(1.0)%
Favorable metal price lag	(7.9)	(4.8)	(3.1)	64.6
Segment Adjusted EBITDA (1)	$30.3	$33.6	$(3.3)	(9.8)%
Segment Adjusted EBITDA per ton invoiced	$349.3	$374.1	$(24.8)	(6.6)%

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Asia Pacific
Our RPAP segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in 2013. The mill will continue to incur start-up expenses as we increase volume to full production and are qualified by our aerospace customers. These start-up expenses represent operating losses incurred while the mill is ramping up production, as well as expenses associated with obtaining certifications to produce aircraft plate. Substantially all of our rolled aluminum products in China will be manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment loss and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Rolled Products Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	2.3	0.1	2.2	*

Segment revenues	$10.0	$0.7	$9.3	*
Hedged cost of metal	(10.0)	(1.0)	(9.0)	*
Segment commercial margin	$—	$(0.3)	$0.3	*

Segment loss	$—	$(0.3)	$0.3	*
Segment Adjusted EBITDA	$—	$(0.3)	$0.3	*

*	Result is not meaningful.
Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. Total start-up expenses were $6.5 million and $8.8 million for the three months ended March 31, 2014 and 2013, respectively. Total depreciation expense was $6.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.
Extrusions
Our Extrusions segment produces medium and hard alloy extruded aluminum profiles targeted at demanding applications. Our extruded aluminum products are used for the aerospace, automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Extrusions	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	19.1	17.4	1.7	9.8%

Segment revenues	$93.3	$89.0	$4.3	4.8%
Hedged cost of metal	(50.7)	(49.9)	(0.8)	1.6
Favorable metal price lag	(0.5)	(0.6)	0.1	(16.7)
Segment commercial margin	$42.1	$38.5	$3.6	9.4%
Segment commercial margin per ton invoiced	$2,210.9	$2,211.8	$(0.9)	—%

Segment income	$3.0	$3.0	$—	—%
Favorable metal price lag	(0.5)	(0.6)	0.1	(16.7)
Segment Adjusted EBITDA (1)	$2.6	$2.4	$0.2	8.3%
Segment Adjusted EBITDA per ton invoiced	$133.9	$137.1	$(3.2)	(2.3)%

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	93.3	95.6	(2.3)	(2.4)%
Segment toll metric tons invoiced	113.0	121.6	(8.6)	(7.1)
Segment metric tons invoiced	206.3	217.2	(10.9)	(5.0)%

Segment revenues	$235.2	$238.4	$(3.2)	(1.3)%
Hedged cost of metal	(164.2)	(168.6)	4.4	(2.6)
Segment commercial margin	$71.0	$69.8	$1.2	1.7%
Segment commercial margin per ton invoiced	$344.2	$321.5	$22.7	7.1%

Segment income	$9.0	$10.4	$(1.4)	(13.5)%
Segment Adjusted EBITDA	9.0	10.4	(1.4)	(13.5)
Segment Adjusted EBITDA per ton invoiced	43.4	48.0	(4.6)	(9.6)
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	46.6	52.6	(6.0)	(11.4)%
Segment toll metric tons invoiced	49.1	42.2	6.9	16.4
Segment metric tons invoiced	95.7	94.8	0.9	0.9%

Segment revenues	$143.3	$155.7	$(12.4)	(8.0)%
Hedged cost of metal	(93.0)	(108.8)	15.8	(14.5)
Segment commercial margin	$50.3	$46.9	$3.4	7.2%
Segment commercial margin per ton invoiced	$525.9	$495.0	$30.9	6.2%

Segment income	$4.3	$3.3	$1.0	30.3%
Segment Adjusted EBITDA	4.3	3.3	1.0	30.3
Segment Adjusted EBITDA per ton invoiced	45.3	34.3	11.0	32.1

The Aluminum Industry
The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders, sheet producers, aluminum recyclers and integrated companies that are present across multiple stages of the aluminum production chain. Primary aluminum is commodity traded and priced daily on both the LME and the Shanghai Futures Exchange ("SHFE"). Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingots and billets. Ingots and billets are further processed by aluminum sheet manufacturers and extruders to form plate, sheet and foil and extrusions profiles, or they are sold to aluminum traders or to the commodity markets. Aluminum recyclers produce aluminum in molten or ingot form.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and cannot reduce our exposure to changing premium differentials. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At March 31, 2014 and December 31, 2013, no cash collateral was posted.
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
In addition to rolling margins and product mix, commercial margins of our rolled products business are impacted by the differences between changes in the prices of primary and scrap aluminum, as well as the availability of scrap aluminum, particularly in our RPNA segment where aluminum scrap is used more frequently than in our European operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our commercial margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets, such as the LME price of aluminum.
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
Seasonality and Management Outlook
Certain of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling and specification alloy business experiences greater demand in the spring season due to stronger demand from the automotive industry and demand from customers serving the beverage can industry. Such factors typically result in higher operating income in our second and third quarters, followed by our first and fourth quarters.

We estimate second quarter 2014 segment income and Adjusted EBITDA will be sequentially higher than the first quarter of 2014 and in line with the second quarter of 2013. Factors influencing anticipated second quarter 2014 performance include:

▪	typical seasonality and improved building and construction volumes;

▪	demand for auto body sheet is expected to continue to increase which should drive further profitability and partially offset the impact of lower aerospace volume;

▪	improved metal spreads in specification alloys; and

▪	low LME prices will keep pressure on scrap spreads and competitive imports are negatively impacting margins in the second quarter of 2014.
Capital expenditures during the second quarter of 2014 are expected to be lower than the second quarter of 2013 and consistent with first quarter of 2014 as our capital spending has returned to more normalized levels. We currently estimate capital spending of $165 million in 2014.
Results of Operations
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenues for the three months ended March 31, 2014 and 2013 were approximately $1.1 billion. Lower aluminum prices and rolling margins more than offset higher regional Midwest Premium differentials and decreased revenues by approximately $63.0 million. In addition, a 3% decrease in volume resulted in a decrease in revenues of approximately $35.0 million. The decrease in volume was primarily driven by lower demand for rolled products in North America as harsh winter weather conditions throughout much of the region delayed the start of the building and construction season and the negative impact that the higher Midwest Premium differential had on customer buying patterns. These decreases were partially offset by a 43% increase in demand for auto body sheet in Europe. A weaker U.S. dollar during 2014 increased revenues by approximately $18.0 million and revenues from our RPAP segment increased $9.3 million.
Gross profit for the three months ended March 31, 2014 was $75.1 million compared to $89.0 million for the three months ended March 31, 2013. Start-up losses associated with the Zhenjiang rolling mill and higher depreciation expense reduced gross profit by approximately $2.4 million and $5.2 million, respectively. The decrease in volume further reduced gross profit by approximately $4.0 million. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, negatively impacted gross profit for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 by an estimated $2.8 million. Higher inflation in employee, energy and freight costs decreased gross profits by approximately $10.0 million, but was partially offset by productivity related savings of approximately $5.0 million generated by our Aleris Operating System (“AOS”) initiatives. Gross profit was favorably impacted in the first quarter of 2014 by the rising Midwest Premium and improved specification alloy metal spreads, which more than offset tighter rolled product scrap spreads in North America and higher slab purchase prices in Europe.
SG&A expenses for the three months ended March 31, 2014 of $61.9 million were consistent with the prior year period. Increases in stock-based compensation, employee costs and depreciation expense were offset by lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill.
During the three months ended March 31, 2014 and 2013, we recorded realized (gains) losses on derivative financial instruments of $(9.8) million and $1.1 million, respectively, and unrealized losses (gains) of $9.3 million and $(10.3) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our year-to-date results was a $5.3 million increase in interest expense due to decreased capitalized interest when compared to the prior year period. Other income decreased $1.5 million when compared to the prior year period primarily due to an increase in currency exchange losses, partially offset by insurance proceeds received in 2014 related to a fire at our Richmond, Virginia rolling mill that occurred in 2013.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
	(dollars in millions)
Revenues	$1,054.2	$1,110.1	$(55.9)	(5)%
Cost of sales	979.1	1,021.1	(42.0)	(4)
Gross profit	75.1	89.0	(13.9)	(16)
Gross profit as a percentage of revenues	7.1%	8.0%	(0.9)%	(11)
Selling, general and administrative expenses	61.9	61.6	0.3	—
Restructuring charges	0.5	0.9	(0.4)	*
Gains on derivative financial instruments	(0.5)	(9.1)	8.6	*
Other operating expense (income), net	0.3	(1.1)	1.4	*
Operating income	12.9	36.7	(23.8)	(65)
Interest expense, net	26.3	21.0	5.3	25
Other income, net	(0.4)	(1.9)	1.5	(79)
(Loss) income before income taxes	(13.0)	17.6	(30.6)	(174)
Provision for income taxes	4.3	6.3	(2.0)	(32)
Net (loss) income	(17.3)	11.3	(28.6)	*
Net income attributable to noncontrolling interest	0.3	0.4	(0.1)	*
Net (loss) income attributable to Aleris Corporation	$(17.6)	$10.9	$(28.5)	*

Total segment income	$81.3	$78.4	$2.9	4%
Depreciation and amortization	(33.2)	(27.2)	(6.0)	22
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(15.0)	(11.3)	(3.7)	33
Interest expense, net	(26.3)	(21.0)	(5.3)	25
Unallocated (losses) gains on derivative financial instruments	(9.3)	10.2	(19.5)	(191)
Unallocated currency exchange losses	(1.5)	—	(1.5)	*
Restructuring charges	(0.5)	(0.9)	0.4	*
Start-up expenses	(8.4)	(11.4)	3.0	*
Other expense, net	(0.1)	0.8	(0.9)	(113)
(Loss) income before income taxes	$(13.0)	$17.6	$(30.6)	(174)%

* Result is not meaningful.

Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$261.3	$314.3	$(53.0)	(17)%
RPEU	354.8	369.2	(14.4)	(4)
RPAP	10.0	0.7	9.3	*
Extrusions	93.3	89.0	4.3	5
RSAA	235.2	238.4	(3.2)	(1)
RSEU	143.3	155.7	(12.4)	(8)
Intersegment revenues	(43.7)	(57.2)	13.5	*
Consolidated revenues	$1,054.2	$1,110.1	$(55.9)	(5)%

Metric tons invoiced:
RPNA	86.3	94.8	(8.5)	(9)%
RPEU	86.6	89.9	(3.3)	(4)
RPAP	2.3	0.1	2.2	*
Extrusions	19.1	17.4	1.7	10
RSAA	206.3	217.2	(10.9)	(5)
RSEU	95.7	94.8	0.9	1
Intersegment shipments	(16.6)	(19.3)	2.7	*
Total metric tons invoiced	479.7	494.9	(15.2)	(3)%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 5% decrease in our consolidated first quarter revenues from 2013 to 2014:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
LME / aluminum pass-through	$(11.0)	(4)%	$(42.0)	(12)%	$(7.0)	(8)%	$(2.0)	(1)%	$(7.0)	(4)%	$(69.0)	(6)%
Commercial price	—	—	2.0	1	—	—	3.0	1	1.0	1	6.0	—
Volume/Mix	(42.0)	(13)	15.0	4	8.0	9	(4.0)	(1)	(12.0)	(8)	(35.0)	(3)
Currency	—	—	10.0	3	3.0	4	—	—	5.0	3	18.0	2
Other	—	*	0.6	*	0.3	*	(0.2)	*	0.6	*	1.3	—
Total	$(53.0)	(17)%	$(14.4)	(4)%	$4.3	5%	$(3.2)	(1)%	$(12.4)	(8)%	$(78.7)	(7)%
RPAP and intersegment revenues											22.8	2
Total											$(55.9)	(5)%

* Result is not meaningful.

Rolled Products North America Revenues
RPNA revenues for the three months ended March 31, 2014 decreased $53.0 million compared to the three months ended March 31, 2013. This decrease was primarily due to the following:

▪
a 9% decrease in shipments and an unfavorable change in the mix of products sold decreased revenues by approximately $42.0 million. The decrease in volume was primarily due to an 18% and 11% reduction in building and construction and distribution volume, respectively, caused by adverse customer reaction to the high Midwest Premium and harsh winter weather in North America in 2014; and

▪
lower LME aluminum prices, partially offset by the higher Midwest Premium, which reduced the average price of aluminum included in our invoiced prices, accounted for approximately $11.0 million of the decrease in revenues.

Rolled Products Europe Revenues
RPEU revenues for the three months ended March 31, 2014 decreased $14.4 million compared to the three months ended March 31, 2013. This decrease was due to lower LME aluminum prices, which reduced the average price of aluminum included in our invoiced prices and reduced revenues by approximately $42.0 million.
This decrease was partially offset by the following:

▪
an increase of approximately $15.0 million from an improved mix of products sold which more than offset a 4% decrease in volume. Volumes decreased as a result of reduced shipments of semi-finished plate and sheet to our Zhenjiang rolling mill and shipments from our Voerde, Germany cast house. Excluding these shipments, RPEU volume increased 5% as automotive and heat exchanger demand increased 43% and 11%, respectively, more than offsetting a 7% reduction in aerospace shipments and lower regional plate and sheet demand;

▪	a weaker U.S. dollar, which increased revenues by approximately $10.0 million; and

▪	improved pricing for regional plate and sheet products.
Extrusions Revenues
Revenues from our Extrusions segment for the three months ended March 31, 2014 increased $4.3 million compared to the three months ended March 31, 2013. This increase was primarily due to a 10% increase in shipments, which increased revenues by approximately $8.0 million, and a weaker U.S. dollar, which increased revenues by approximately $3.0 million. These increases were partially offset by lower LME aluminum prices, which reduced the average price of aluminum included in our invoiced prices and reduced revenues by approximately $7.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended March 31, 2014 decreased $3.2 million compared to the three months ended March 31, 2013. This decrease was primarily due to a 5% reduction in volume resulting from the harsh winter weather and the idling of our Saginaw, Michigan facility in the fourth quarter of 2013, partially offset by improved automotive demand.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended March 31, 2014 decreased $12.4 million as compared to the three months ended March 31, 2013. This decrease was primarily due to the following:

▪
a decreased percentage of buy/sell volume partially offset by a 1% increase in overall volume, resulted in decreased revenues of approximately $12.0 million. The increase in volume was primarily driven by stronger automotive demand, which more than offset a decline in demand from the packaging industry; and

▪	lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $6.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $5.0 million.

Segment Income (Loss) and Gross Profit
For the three months ended March 31, 2014 and 2013, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2014	March 31, 2013	Change	% Change
Segment income (loss):	(in millions)
RPNA	$26.9	$23.5	$3.4	14%
RPEU	38.1	38.5	(0.4)	(1)
RPAP	—	(0.3)	0.3	*
Extrusions	3.0	3.0	—	—
RSAA	9.0	10.4	(1.4)	(13)
RSEU	4.3	3.3	1.0	30
Total segment income	81.3	78.4	2.9	4
Items excluded from segment income and included in gross profit:
Depreciation	(28.4)	(23.2)	(5.2)	22
Start-up expenses	(6.8)	(4.4)	(2.4)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	39.5	39.7	(0.2)	(1)
Realized (gains) losses on derivative financial instruments	(9.8)	1.1	(10.9)	*
Other income, net	(0.7)	(2.6)	1.9	(73)
Gross profit	$75.1	$89.0	$(13.9)	(16)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the three months ended March 31, 2014 increased by $3.4 million compared to the three months ended March 31, 2013. This increase was primarily due to the following:

▪
lower priced inventory was sold in a rising Midwest Premium environment, while scrap spreads tightened as a result of lower LME prices. The net result of these factors increased segment income by approximately $3.0 million; and

▪	favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $3.6 million.
These increases were partially offset by a 9% reduction in volume and an unfavorable change in the mix of products sold, which resulted in a reduction of segment income of approximately $4.0 million. In addition, higher costs associated with inflation in employee, energy and paint costs were partially offset by productivity related savings primarily related to lower scrap processing costs and improved casting throughput.
Rolled Products Europe Segment Income
RPEU segment income for the three months ended March 31, 2014 decreased by $0.4 million compared to the three months ended March 31, 2013. This decrease was primarily due to the following:

▪	higher costs for purchased aluminum slabs, which decreased segment income by approximately $3.0 million;

▪
unfavorable currency movements, which decreased segment income by approximately $3.0 million. A weaker U.S. dollar during the first quarter of 2014 reduced margins on the segment’s U.S. dollar-based aerospace and heat exchanger business and decreased the value of the segment's dollar-based working capital. This more than offset the positive impact on the translation of the segment’s results; and

▪	higher costs associated with inflation in employee and other conversion costs were partially offset by productivity related savings and lower SG&A costs.
These decreases were partially offset by the following:

▪
an improved mix of products sold, resulting from a 43% increase in auto body sheet demand which more than offset a 7% decrease in aerospace demand, which increased segment income by approximately $1.0 million;

▪	stronger European economic activity, which led to the stabilization of regional plate and sheet pricing in the second half of 2013, and increased segment income by approximately $2.0 million; and

▪	favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $3.1 million.
Extrusions Segment Income
Extrusions segment income for the three months ended March 31, 2014 was consistent with the prior year period as a 10% increase in shipments was driven by improved automotive volumes. Productivity-related savings offset inflation in employee and other cash conversion costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended March 31, 2014 decreased by $1.4 million compared to the prior year period. The decrease was primarily due to the following:

▪	lower volumes resulting from the harsh winter weather and idling of production at our Saginaw, Michigan facility in the fourth quarter of 2013 reduced segment income by approximately $1.0 million; and

▪
inflation of $3.0 million was not offset by productivity-related savings as the region's harsh winter weather resulted in higher natural gas commodity and delivery prices and also led to operational inefficiencies and lost shipping days in a number of Midwest states.

These decreases were partially offset by continued improvement in metal spreads which increased segment income by approximately $3.0 million.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended March 31, 2014 increased by $1.0 million compared to the prior year period. Slightly higher volumes and improved metal spreads increased segment income by approximately $1.0 million, while productivity related savings were offset by inflation in employee costs.
Selling, General and Administrative Expenses
Consolidated SG&A expenses during the three months ended March 31, 2014 were consistent with the prior year period. The primary offsetting factors were a $3.2 million reduction in SG&A related start-up expenses associated with the Zhenjiang rolling mill, a $1.6 million increase in stock-based compensation expense associated with stock options and restricted stock units granted in January 2014, a $0.7 million increase in depreciation expense and a $0.6 million increase in business development costs, primarily associated with the acquisition of Nichols.

Gains and Losses on Derivative Financial Instruments
During the three months ended March 31, 2014 and 2013, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	March 31, 2014	March 31, 2013
Realized (gains) losses	(in millions)
Metal	$(8.3)	$0.9
Natural gas	(1.5)	0.2
Unrealized losses (gains)
Metal	9.5	(8.8)
Natural gas	(0.2)	(1.4)
Total gains	$(0.5)	$(9.1)
During the three months ended March 31, 2014, we estimate that metal price lag favorably impacted gross profit by approximately $3.7 million while we experienced metal hedge gains of $8.3 million. The resulting $12.0 million of net metal price lag improved our consolidated operating results for the three months ended March 31, 2014. During the three months ended March 31, 2013, we estimate that metal price lag favorably impacted gross profit by approximately $6.5 million while we experienced metal hedge losses of $0.9 million. The resulting $5.6 million of net metal price lag improved our consolidated operating results for the three months ended March 31, 2013.
Interest Expense, net
Interest expense, net for the three months ended March 31, 2014 increased $5.3 million from the comparable period of 2013. The increase in interest expense is due to decreased capitalized interest when compared to the prior year period as the completion of our major capital investments resulted in less interest being capitalized.
Provision for Income Taxes
Our effective tax rates were (33.1)% and 36.2% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rates for the three months ended March 31, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization and net operating loss carryforwards in the U.S. and depreciations and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of March 31, 2014, we had $2.8 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Loss. As of March 31, 2014, we had approximately $0.2 million of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31, 2014	March 31, 2013
Net cash provided (used) by:	(in millions)
Operating activities	$27.8	$(55.6)
Investing activities	(47.0)	(95.3)
Financing activities	10.4	(1.5)
Cash Flows from Operating Activities
Cash flows provided by operating activities were $27.8 million for the three months ended March 31, 2014, which resulted from $33.2 million of cash from earnings, partially offset by a $5.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $83.5 million, $11.1 million and $90.3 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2013. Our average days sales outstanding (“DSO”) at March 31, 2014 remained consistent with the DSO at December 31, 2013. However, revenues in the month of March 2014 were approximately $96.5 million higher than the month of December 2013, leading to an increase in accounts receivable. Our average days inventory outstanding ("DIO") and average days payables outstanding (“DPO”) at March 31, 2014 remained consistent with the DIO and DPO at December 31, 2013. The increase in accounts payables resulted from the timing of purchases in the fourth quarter of 2013.
Cash flows used by operating activities were $55.6 million for the three months ended March 31, 2013, which resulted from an $87.6 million increase in net operating assets, partially offset by $32.0 million of cash from earnings. The significant components of the change in net operating assets included increases of $105.5 million, $14.1 million and $52.2 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2012. Our DSO at March 31, 2013 remained consistent with the DSO at December 31, 2012, however, revenues in the month of March 2013 were approximately $115.0 million higher than the month of December 2012, leading to an increase in accounts receivable. The commencement of operations at the Zhenjiang rolling mill during the quarter led to increased inventory levels and drove a $14.1 million use of operating cash. Our DPO at March 31, 2013 remained consistent with the DPO at December 31, 2012. The increase in payables resulted from increased average inventory levels in connection with the additional sales volume during the first quarter of 2013.
Cash Flows from Investing Activities
Cash flows used by investing activities were $47.0 million for the three months ended March 31, 2014 and included $47.5 million of capital expenditures.
Cash flows used by investing activities were $95.3 million for the three months ended March 31, 2013 and included $96.9 million of capital expenditures, primarily on the Zhenjiang rolling mill and the wide auto body sheet expansion project in
Duffel, Belgium.
Cash Flows from Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2014 included $10.0 million of net proceeds from the ABL facility (as defined below).

Cash flows used by financing activities were $1.5 million for the three months ended March 31, 2013.
Acquisition of Nichols Aluminum, LLC
On April 1, 2014, we acquired Nichols, a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for $110.0 million. The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama, and Lincolnshire, Illinois.
The acquisition will be accounted for as a business combination, with the purchase price being allocated on a preliminary basis using information available in the second quarter of 2014. The operating results of Nichols will be reported within our RPNA segment from the date of acquisition.
ABL Facility
The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary) and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary) (the “ABL Facility”). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of March 31, 2014, we estimate that the borrowing base would have supported borrowings of $495.7 million. As of March 31, 2014, Aleris International had $10.0 million outstanding under the ABL Facility. After giving effect to the outstanding borrowings and outstanding letters of credit of $40.5 million, Aleris International had $445.2 million available for borrowing as of March 31, 2014.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of March 31, 2014.

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
China Loan Facility
Our wholly-owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. ("Aleris Zhenjiang") maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $161.2 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.5 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.8 million) to RMB 410.0 million (or equivalent to $66.5 million). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2013, the full amount of the Zhenjiang Term Loans was drawn. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2014. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, unrealized gains and losses on derivative financial instruments, restructuring items, the impact of recording inventory and other items at fair value through purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after the Emergence Date and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a per segment basis.
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

For the three months ended March 31, 2014 and 2013, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided (used) by operating activities is presented below.

	For the three months ended
	March 31, 2014	March 31, 2013
	(in millions)
Adjusted EBITDA	$59.2	$64.5
Unrealized (losses) gains on derivative financial instruments	(9.3)	10.3
Restructuring charges	(0.5)	(0.9)
Unallocated currency exchange losses on debt	—	(0.5)
Stock-based compensation expense	(4.2)	(2.7)
Start-up expenses	(8.4)	(11.4)
Favorable metal price lag	12.0	5.6
Other	(2.6)	0.5
EBITDA	46.2	65.4
Interest expense, net	(26.3)	(21.0)
Provision for income taxes	(4.3)	(6.3)
Depreciation and amortization	(33.2)	(27.2)
Net (loss) income attributable to Aleris Corporation	(17.6)	10.9
Net income attributable to noncontrolling interest	0.3	0.4
Net (loss) income	(17.3)	11.3
Depreciation and amortization	33.2	27.2
Provision for deferred income taxes	0.5	1.0
Stock-based compensation expense	4.2	2.7
Unrealized losses (gains) on derivative financial instruments	9.3	(10.3)
Currency exchange losses on debt	0.3	0.4
Amortization of debt issuance costs	2.0	1.9
Other	1.1	(2.1)
Change in operating assets and liabilities:
Change in accounts receivable	(83.5)	(105.5)
Change in inventories	(11.1)	(14.1)
Change in other assets	2.3	(12.0)
Change in accounts payable	90.3	52.2
Change in accrued liabilities	(3.5)	(8.3)
Net cash provided (used) by operating activities	$27.8	$(55.6)
For the three months ended March 31, 2014 and 2013, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2014	March 31, 2013
	(in millions)
Revenues	$1,054.2	$1,110.1
Hedged cost of metal	(621.6)	(683.9)
Favorable metal price lag	(12.0)	(5.6)
Commercial margin	$420.6	$420.6
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 for the year ended December 31, 2013. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2014.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2014.
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

▪	our ability to access credit or capital markets;

▪	the possibility that we may incur additional indebtedness in the future; and

▪	limitations on operating our business as a result of covenant restrictions under our indebtedness and our ability to pay amounts due under the Senior Notes.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2014 and December 31, 2013, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
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
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2014 and December 31, 2013, we had 1.9 trillion and 2.9 trillion, respectively, of British thermal unit forward buy contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2014 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2014:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(13.3)	$3.1
Natural gas	0.6	(0.8)
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
Interest Rate Risks
As of March 31, 2014, approximately 85% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2014, Aleris International had $10.0 million of borrowings under the ABL Facility and Aleris Zhenjiang had $191.8 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

10.2
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 21, 2014 (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.3
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

10.4
Aleris Corporation 2010 Equity Incentive Plan 2014 Stock Option Award Agreement, dated January 15, 2014, between Aleris Corporation and Steven Demetriou (filed as Exhibit 10.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.5
Form of Aleris Corporation 2010 Equity Incentive Plan Executive Stock Option Award Agreement (filed as Exhibit 10.4 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.6
Form of Aleris Corporation 2010 Equity Incentive Plan Executive Restricted Stock Unit Award Agreement (filed as Exhibit 10.5 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.7
Form of Aleris Corporation 2010 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.7 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721), filed January 22, 2014, and incorporated herein by reference).

10.8
Form of Aleris Corporation 2010 Equity Incentive Plan Management Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Aleris Corporation's Amendment to the Current Report on Form 8-K (File No 333-173721), filed on April 21, 2014 and incorporated herein by reference).

10.9
Form of Aleris Corporation 2010 Equity Incentive Plan Management Option Award Agreement (filed as Exhibit 10.2 to Aleris Corporation's Amendment to the Current Report on Form 8-K (File No. 333-173721), filed on April 21, 2014 and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	May 15, 2014	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)