Form 10-Q
period 2014-06-30
Aleris Corp
filed 2014-08-05
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,256,999 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2014.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$51.9	$60.1
Accounts receivable (net of allowances of $8.9 and $7.7 at June 30, 2014 and December 31, 2013, respectively)	517.6	376.9
Inventories	784.6	683.4
Deferred income taxes	7.1	7.1
Prepaid expenses and other current assets	33.2	31.5
Total Current Assets	1,394.4	1,159.0
Property, plant and equipment, net	1,202.2	1,157.7
Intangible assets, net	45.2	43.5
Deferred income taxes	45.2	45.2
Other long-term assets	75.5	67.5
Total Assets	$2,762.5	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$422.9	$303.2
Accrued liabilities	214.6	200.9
Deferred income taxes	3.9	3.9
Current portion of long-term debt	11.5	8.3
Total Current Liabilities	652.9	516.3
Long-term debt	1,411.3	1,229.1
Deferred income taxes	6.7	4.4
Accrued pension benefits	224.0	228.5
Accrued postretirement benefits	40.5	40.9
Other long-term liabilities	85.6	79.3
Total Long-Term Liabilities	1,768.1	1,582.2
Redeemable noncontrolling interest	5.7	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,256,999 and 31,229,064 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	409.4	401.9
Retained deficit	(82.8)	(47.6)
Accumulated other comprehensive income	8.2	13.8
Total Aleris Corporation Equity	335.1	368.4
Noncontrolling interest	0.7	0.3
Total Equity	335.8	368.7
Total Liabilities and Equity	$2,762.5	$2,472.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$1,226.2	$1,127.6	$2,280.4	$2,237.7
Cost of sales	1,134.2	1,053.4	2,113.3	2,074.5
Gross profit	92.0	74.2	167.1	163.2
Selling, general and administrative expenses	68.9	58.5	130.9	120.0
Restructuring charges	2.2	9.5	2.7	10.3
Losses (gains) on derivative financial instruments	1.8	(9.9)	1.3	(19.1)
Other operating expense (income), net	2.6	0.4	2.8	(0.4)
Operating income	16.5	15.7	29.4	52.4
Interest expense, net	27.0	24.6	53.3	45.6
Other (income) expense, net	(0.4)	1.3	(0.8)	(0.6)
(Loss) income before income taxes	(10.1)	(10.2)	(23.1)	7.4
Provision for income taxes	7.0	1.2	11.3	7.6
Net loss	(17.1)	(11.4)	(34.4)	(0.2)
Net income attributable to noncontrolling interest	0.4	0.3	0.7	0.6
Net loss attributable to Aleris Corporation	$(17.5)	$(11.7)	$(35.1)	$(0.8)

Comprehensive loss	$(20.7)	$(0.2)	$(40.0)	$(5.6)
Comprehensive income attributable to noncontrolling interest	0.4	0.3	0.7	0.6
Comprehensive loss attributable to Aleris Corporation	$(21.1)	$(0.5)	$(40.7)	$(6.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2014	June 30, 2013
Operating activities
Net loss	$(34.4)	$(0.2)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	70.7	61.9
Provision for deferred income taxes	2.3	1.8
Stock-based compensation expense	8.2	5.4
Unrealized losses (gains) on derivative financial instruments	8.5	(0.3)
Currency exchange gains on debt	(0.1)	(0.4)
Amortization of debt issuance costs	3.9	3.9
Other	3.5	(0.7)
Changes in operating assets and liabilities:
Change in accounts receivable	(104.6)	(112.1)
Change in inventories	(56.7)	(24.3)
Change in other assets	0.5	(15.1)
Change in accounts payable	89.1	53.0
Change in accrued liabilities	1.8	(23.7)
Net cash used by operating activities	(7.3)	(50.8)
Investing activities
Payments for property, plant and equipment	(78.4)	(142.2)
Purchase of a business	(110.0)	—
Other	5.9	1.6
Net cash used by investing activities	(182.5)	(140.6)
Financing activities
Proceeds from the ABL facility	240.0	—
Payments on the ABL facility	(69.0)	—
Proceeds from the Zhenjiang term loans	—	0.2
Proceeds from the Zhenjiang revolver	11.5	4.1
Net proceeds from (payments on) other long-term debt	0.6	(1.8)
Redemption of noncontrolling interest	—	(8.9)
Dividend paid	—	(313.0)
Other	(1.0)	(3.1)
Net cash provided (used) by financing activities	182.1	(322.5)
Effect of exchange rate differences on cash and cash equivalents	(0.5)	(0.5)
Net decrease in cash and cash equivalents	(8.2)	(514.4)
Cash and cash equivalents at beginning of period	60.1	592.9
Cash and cash equivalents at end of period	$51.9	$78.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in millions, except share data)

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
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
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU No. 2014-08”). This guidance amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We have determined that the adoption of these changes will need to be considered in the Company’s financial condition or results of operations in the event the Company initiates any of the transactions described above.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU No. 2014-09 will be effective for the Company on January 1, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact the application of ASU No. 2014-09 will have on the Company’s financial statements and disclosures.
2. INVENTORIES
The components of our “Inventories” as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Raw materials	$275.8	$265.9
Work in process	261.7	203.0
Finished goods	206.1	185.6
Supplies	41.0	28.9
Total inventories	$784.6	$683.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

3. LONG-TERM DEBT
Our debt as of June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
ABL facility	$171.0	$—
7 5/8% senior notes due 2018, net of discount of $5.2 and $5.9 at June 30, 2014 and December 31, 2013, respectively	494.8	494.1
7 7/8% senior notes due 2020, net of discount of $6.9 and $7.5 at June 30, 2014 and December 31, 2013, respectively	493.1	492.5
Exchangeable notes, net of discount of $0.6 and $0.7 at June 30, 2014 and December 31, 2013, respectively	44.2	44.2
Zhenjiang term loans, net of discount of $1.0 at June 30, 2014 and December 31, 2013, respectively	191.1	192.2
Zhenjiang revolver, net of discount of $0.2 at June 30, 2014	11.3	—
Other	17.3	14.4
Total debt	1,422.8	1,237.4
Less: Current portion of long-term debt	11.5	8.3
Total long-term debt	$1,411.3	$1,229.1
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
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in five states and one non-U.S. country at eight sites.
Our reserves for environmental remediation liabilities totaled $46.9 and $35.3 at June 30, 2014 and December 31, 2013, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2014 and December 31, 2013, $17.1 and $6.3, respectively, are indemnified by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. Our total asset retirement obligations were $12.4 at June 30, 2014 and December 31, 2013. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
Legal Proceedings
On July 11, 2014, we were named in a civil complaint by the Boilermaker-Blacksmith National Pension Fund (the “Pension Trust”) for withdrawal liability from a multi-employer pension plan in the amount of $4.2 plus accrued interest. We did not participate in the pension plan following emergence from bankruptcy in 2010. The claims relate to matters existing

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

prior to and during the Aleris International, Inc. bankruptcy filing. The Pension Trust did not assert any prepetition or administrative claims in the bankruptcy proceedings. We intend to vigorously defend the matter. The litigation is in its preliminary stage, and we are unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.
In addition, we are party to routine litigation and proceedings as part of the ordinary course of business and do not believe that the outcome of any existing proceedings would have a material adverse effect on our financial position, results of operations or cash flows. We have established accruals for those loss contingencies, including litigation and environmental contingencies, for which it has been determined that a loss is probable; none of such loss contingencies is material. Except as disclosed above, for those loss contingencies, including litigation and environmental contingencies, which have been determined to be reasonably possible, an estimate of the possible loss or range of loss cannot be determined because the claims, amount claimed, facts or legal status are not sufficiently developed or advanced in order to make such a determination. While we cannot estimate the loss or range of loss at this time, we do not believe that the outcome of any of these existing proceedings would be material to our financial position, results of operations or cash flows.
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the six months ended June 30, 2014:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2014	$368.4	$0.3	$368.7	$5.7
Net (loss) income	(35.1)	0.7	(34.4)	—
Other comprehensive loss	(5.6)	—	(5.6)	—
Stock-based compensation activity	7.6	—	7.6	—
Other	(0.2)	(0.3)	(0.5)	—
Total equity at June 30, 2014	$335.1	$0.7	$335.8	$5.7
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2014	31,229,064
Issuance associated with options exercised	3,434
Issuance associated with vested restricted stock units	23,294
Issuance upon conversion of exchangeable notes	1,207
Balance at June 30, 2014	31,256,999
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the activity within accumulated other comprehensive income for the six months ended June 30, 2014:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2014	$45.8	$(32.0)	$13.8
Current period currency translation adjustments	(6.1)	—	(6.1)
Amortization of net actuarial losses	—	0.5	0.5
Balance at June 30, 2014	$39.7	$(31.5)	$8.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

A summary of reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014 is provided below:

Description of reclassifications out of accumulated other comprehensive income	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses, net of tax	$(0.5)	(a)
Losses reclassified into earnings, net of tax	$(0.5)
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive Loss:

Three months ended June 30, 2014	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$418.4	$321.3	$9.7	$91.0	$245.7	$140.1		$1,226.2
Intersegment revenues	0.7	30.9	1.6	1.6	1.0	7.7	$(43.5)	—
Total revenues	$419.1	$352.2	$11.3	$92.6	$246.7	$147.8	$(43.5)	$1,226.2
Segment income	$22.4	$34.4	$—	$3.9	$17.3	$5.6		$83.6

Three months ended June 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$322.8	$347.1	$1.8	$92.0	$233.8	$130.1		$1,127.6
Intersegment revenues	0.4	31.5	3.2	2.0	0.8	9.5	$(47.4)	—
Total revenues	$323.2	$378.6	$5.0	$94.0	$234.6	$139.6	$(47.4)	$1,127.6
Segment income	$32.7	$39.4	$—	$4.5	$13.0	$3.1		$92.7

Six months ended June 30, 2014	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$679.2	$644.5	$16.6	$182.4	$479.4	$278.3		$2,280.4
Intersegment revenues	1.2	62.5	4.6	3.6	2.6	12.8	$(87.3)	—
Total revenues	$680.4	$707.0	$21.2	$186.0	$482.0	$291.1	$(87.3)	$2,280.4
Segment income	$49.3	$72.5	$—	$6.9	$26.3	$9.9		$164.9

Six months ended June 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$636.5	$674.0	$2.6	$178.7	$470.0	$275.9		$2,237.7
Intersegment revenues	0.9	73.8	3.1	4.3	3.0	19.4	$(104.5)	—
Total revenues	$637.4	$747.8	$5.7	$183.0	$473.0	$295.3	$(104.5)	$2,237.7
Segment income (loss)	$56.2	$77.9	$(0.3)	$7.5	$23.4	$6.4		$171.1
The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive Loss:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total segment income	$83.6	$92.7	$164.9	$171.1
Unallocated amounts:
Depreciation and amortization	(37.5)	(34.7)	(70.7)	(61.9)
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(18.6)	(10.0)	(33.6)	(21.3)
Restructuring charges	(2.2)	(9.5)	(2.7)	(10.3)
Interest expense, net	(27.0)	(24.6)	(53.3)	(45.6)
Unallocated gains (losses) on derivative financial instruments	0.8	(10.0)	(8.5)	0.2
Unallocated currency exchange gains (losses)	0.7	—	(0.8)	—
Start-up expenses	(7.0)	(12.0)	(15.4)	(23.3)
Other expense, net	(2.9)	(2.1)	(3.0)	(1.5)
(Loss) income before income taxes	$(10.1)	$(10.2)	$(23.1)	$7.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table shows our reportable segment assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Assets
RPNA	$765.1	$524.7
RPEU	733.0	699.2
RPAP	427.0	439.4
Extrusions	154.1	141.8
RSAA	316.6	294.5
RSEU	192.1	183.7
Unallocated assets	174.6	189.6
Total consolidated assets	$2,762.5	$2,472.9
8. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the Aleris Corporation 2010 Equity Incentive Plan, which has been amended from time to time (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of management of the Company and directors. All stock options granted have a life not to exceed ten years and generally vest over a period not to exceed four years. Shares of common stock are issued upon stock option exercises from available shares. The restricted stock units and restricted shares also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of beneficial ownership that results from the event.
During the six months ended June 30, 2014, we granted 1,007,533 stock options and 342,764 restricted stock units to certain members of our management and directors. We recorded compensation expense associated with stock options, restricted stock units and restricted shares of $4.0 and $8.2 during the three and six months ended June 30, 2014, respectively, and $2.7 and $5.4 during the three and six months ended June 30, 2013, respectively.
9. INCOME TAXES
Our effective tax rates were (69.1)% and (48.9)% for the three and six months ended June 30, 2014, respectively, and (11.6)% and 102.3% for the three and six months ended June 30, 2013, respectively. The effective tax rate for the three and six months ended June 30, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2014, we have $2.6 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Loss. As of June 30, 2014, we had approximately $0.2 of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination. During the first quarter of 2013, the IRS commenced an examination of our tax returns for the years ended December 31, 2011 and 2010 that is anticipated to be completed within three months of the reporting date. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$0.8	$0.9	$1.6	$1.8
Interest cost	1.8	1.6	3.6	3.2
Amortization of net actuarial losses	—	0.4	—	0.8
Expected return on plan assets	(2.6)	(2.3)	(5.2)	(4.6)
Net periodic benefit expense	$—	$0.6	$—	$1.2

	Non U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$1.0	$1.0	$1.9	$2.0
Interest cost	1.9	1.7	3.9	3.5
Amortization of net actuarial losses	0.3	0.4	0.7	0.8
Expected return on plan assets	—	—	(0.1)	(0.1)
Net periodic benefit expense	$3.2	$3.1	$6.4	$6.2
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.5	0.4	0.9	0.9
Amortization of net actuarial (gains) losses	(0.1)	0.1	(0.2)	0.2
Net postretirement benefit expense	$0.4	$0.6	$0.8	$1.2
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At June 30, 2014 and December 31, 2013, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2014 and December 31, 2013, there were no amounts subject to an enforceable master netting arrangement or similar agreement that

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	June 30, 2014		December 31, 2013
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$8.4	$(20.4)	$13.3	$(17.0)
Natural gas	0.3	—	0.4	—
Total	8.7	(20.4)	13.7	(17.0)
Effect of counterparty netting	(7.9)	7.9	(12.3)	12.3
Net derivatives as classified in the balance sheet	$0.8	$(12.5)	$1.4	$(4.7)
The fair value of our derivative financial instruments at June 30, 2014 and December 31, 2013 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
Metal	Prepaid expenses and other current assets	$—	$1.0
	Other long-term assets	0.5	—
Natural gas	Prepaid expenses and other current assets	0.3	0.4
Total		$0.8	$1.4

Liability Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
Metal	Accrued liabilities	$11.0	$1.7
	Other long-term liabilities	1.5	3.0
Total		$12.5	$4.7
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and the level in

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

the fair value hierarchy:

	Fair value measurements at June 30, 2014 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$8.7	$—	$8.7	$—
Derivative liabilities	(20.4)	—	(20.4)	—
Net derivative liabilities	$(11.7)	$—	$(11.7)	$—

	Fair value measurements at December 31, 2013 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$13.7	$—	$13.7	$—
Derivative liabilities	(17.0)	—	(17.0)	—
Net derivative liabilities	$(3.3)	$—	$(3.3)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive Loss. Realized losses (gains) on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Metal	$3.2	$(19.6)	$(5.0)	$(18.7)
Natural gas	(0.5)	(0.3)	(2.2)	(0.1)
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2014 and December 31, 2013, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell derivative contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2014 and December 31, 2013, we had 0.9 trillion and 2.9 trillion of British thermal unit swap contracts, respectively.
Currency Exchange Hedging
From time to time, we may enter into currency forwards, futures, call options and similar derivative financial instruments to limit our exposure to fluctuations in currency exchange rates. As of June 30, 2014 and December 31, 2013, no currency derivative contracts were outstanding.
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
Other Financial Instruments
The carrying amount and fair values of our other financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$51.9	$51.9	$60.1	$60.1
ABL facility	171.0	171.0	—	—
Exchangeable notes	44.2	72.7	44.2	72.7
7 5/8% senior notes	494.8	518.8	494.1	530.0
7 7/8% senior notes	493.1	525.0	492.5	531.3
Zhenjiang term loans	191.1	192.1	192.2	193.2
Zhenjiang revolver	11.3	11.5	—	—
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of June 30, 2014 and December 31, 2013:

	Fair value measurements at June 30, 2014 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$51.9	$51.9	$—	$—
ABL facility	171.0	—	171.0	—
Exchangeable notes	72.7	—	—	72.7
7 5/8% senior notes	518.8	518.8	—	—
7 7/8% senior notes	525.0	525.0	—	—
Zhenjiang term loans	192.1	—	—	192.1
Zhenjiang revolver	11.5	—	—	11.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

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
The principal amount of the ABL facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.9% as of June 30, 2014 and 2.3% as of December 31, 2013 and expected equity volatility of 55%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. BUSINESS COMBINATIONS
On April 1, 2014, we acquired Nichols Aluminum, LLC (“Nichols”), a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for cash consideration of $110.0, less an adjustment of $2.6 based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2014). The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama and Lincolnshire, Illinois.
We incurred transaction related expenses totaling approximately $2.9, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Loss.
The acquisition was accounted for as a business combination, with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. The following table presents the preliminary allocation of the Nichols acquisition purchase price. The purchase price allocation remains preliminary as management continues to evaluate the valuation of intangible assets and the environmental remediation liabilities and the related receivables associated with the acquired operations.

Accounts receivable	$40.0
Inventories	47.8
Property, plant and equipment	71.3
Intangible assets	2.8
Other assets	12.2
Total assets acquired	174.1
Accounts payable	46.3
Accrued expenses and other liabilities	22.3
Total liabilities assumed	68.6
Net assets acquired	105.5
Goodwill resulting from purchase	1.9
Total consideration transferred	$107.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Recognized goodwill of $1.9 is attributable to anticipated synergies with Nichols, and is deductible for tax purposes. Intangible assets include estimated amounts recognized for the fair value of customer relationships. These intangible assets have a weighted average useful life of approximately 15 years. The valuation of the intangible assets acquired was based on management’s estimates, available information, and reasonable and supportable assumptions. The fair value of these assets was estimated using the income approach.
The liabilities assumed include $12.0 of estimated costs to perform environmental remediation at the Decatur, Alabama facility, which has been recognized based on the guidance in ASC 450, “Contingencies” and ASC 410-30, “Environmental Obligations.” Refer to Note 4, “Commitments and Contingencies,” for additional detail regarding environmental proceedings. The Company is indemnified for the costs of these remedial activities by Blue Point Capital Partners, the successor to the former owners of the Decatur facility, in an amount estimated to be $10.8 at the acquisition date, which has been recorded in “Prepaid expenses and other current assets” and “Other long-term assets” on the Consolidated Balance Sheet.
The operating results of Nichols were reported within the RPNA segment from the date of acquisition, which includes revenues of $115.5. The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are included herein.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of June 30, 2014 and December 31, 2013. The condensed consolidating statements of comprehensive (loss) income are presented for the three and six months ended June 30, 2014 and 2013. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2014 and 2013.
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
The condensed consolidating statement of cash flows for the six months ended June 30, 2013 has been restated to revise the presentation of cash flows related to intercompany loans. The revisions significantly changed the classification of certain intercompany cash flows as operating, investing and financing activities; however, there was no change in the total net cash flows of Aleris Corporation, Aleris International, Inc. or the Guarantor Subsidiaries. There was no impact to the condensed consolidating statements of comprehensive (loss) income or to the consolidated financial statements for the three and six months ended June 30, 2013 as a result of these presentation changes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$3.0	$2.9	$46.0	$—	$51.9
Accounts receivable, net	—	0.1	197.0	320.5	—	517.6
Inventories	—	—	327.9	456.7	—	784.6
Deferred income taxes	—	—	0.2	6.9	—	7.1
Prepaid expenses and other current assets	—	3.1	14.9	15.2	—	33.2
Intercompany receivables	—	523.7	493.4	186.0	(1,203.1)	—
Total Current Assets	—	529.9	1,036.3	1,031.3	(1,203.1)	1,394.4
Property, plant and equipment, net	—	—	417.0	785.2	—	1,202.2
Intangible assets, net	—	—	29.3	15.9	—	45.2
Deferred income taxes	—	—	—	45.2	—	45.2
Other long-term assets	—	10.4	6.1	59.0	—	75.5
Intercompany receivables	—	3.8	—	—	(3.8)	—
Investments in subsidiaries	338.9	1,577.4	118.2	—	(2,034.5)	—
Total Assets	$338.9	$2,121.5	$1,606.9	$1,936.6	$(3,241.4)	$2,762.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$5.7	$195.7	$221.5	$—	$422.9
Accrued liabilities	—	21.7	66.8	126.1	—	214.6
Deferred income taxes	—	—	—	3.9	—	3.9
Current portion of long-term debt	—	—	0.5	11.0	—	11.5
Intercompany payables	—	546.4	580.6	76.1	(1,203.1)	—
Total Current Liabilities	—	573.8	843.6	438.6	(1,203.1)	652.9
Long-term debt	—	1,203.1	0.6	207.6	—	1,411.3
Deferred income taxes	—	—	0.2	6.5	—	6.7
Accrued pension benefits	—	—	29.0	195.0	—	224.0
Accrued postretirement benefits	—	—	40.5	—	—	40.5
Other long-term liabilities	—	—	32.9	52.7	—	85.6
Intercompany payables	3.8	—	—	—	(3.8)	—
Total Long-Term Liabilities	3.8	1,203.1	103.2	461.8	(3.8)	1,768.1
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total equity	335.1	338.9	660.1	1,035.5	(2,034.5)	335.1
Noncontrolling interest	—	—	—	0.7	—	0.7
Total Liabilities and Equity	$338.9	$2,121.5	$1,606.9	$1,936.6	$(3,241.4)	$2,762.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$610.1	$649.6	$(33.5)	$1,226.2
Cost of sales	—	—	573.7	594.0	(33.5)	1,134.2
Gross profit	—	—	36.4	55.6	—	92.0
Selling, general and administrative expenses	—	0.1	35.2	33.6	—	68.9
Restructuring charges	—	—	0.1	2.1	—	2.2
Losses (gains) on derivative financial instruments	—	—	1.9	(0.1)	—	1.8
Other operating expense, net	—	—	0.2	2.4	—	2.6
Operating (loss) income	—	(0.1)	(1.0)	17.6	—	16.5
Interest expense, net	—	—	23.1	3.9	—	27.0
Other (income) expense, net	—	—	(1.7)	1.3	—	(0.4)
Equity in net loss (earnings) of affiliates	17.5	17.4	(0.6)	—	(34.3)	—
(Loss) income before income taxes	(17.5)	(17.5)	(21.8)	12.4	34.3	(10.1)
Provision for income taxes	—	—	—	7.0	—	7.0
Net (loss) income	(17.5)	(17.5)	(21.8)	5.4	34.3	(17.1)
Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net (loss) income attributable to Aleris Corporation	$(17.5)	$(17.5)	$(21.8)	$5.0	$34.3	$(17.5)

Comprehensive (loss) income	$(21.1)	$(21.1)	$(21.8)	$2.0	$41.3	$(20.7)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive (loss) income attributable to Aleris Corporation	$(21.1)	$(21.1)	$(21.8)	$1.6	$41.3	$(21.1)

	For the six months ended June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,049.8	$1,267.1	$(36.5)	$2,280.4
Cost of sales	—	—	990.6	1,159.2	(36.5)	2,113.3
Gross profit	—	—	59.2	107.9	—	167.1
Selling, general and administrative expenses	—	0.1	65.5	65.3	—	130.9
Restructuring charges	—	—	0.7	2.0	—	2.7
(Gains) losses on derivative financial instruments	—	—	(1.8)	3.1	—	1.3
Other operating expense, net	—	—	0.7	2.1	—	2.8
Operating (loss) income	—	(0.1)	(5.9)	35.4	—	29.4
Interest expense, net	—	—	45.4	7.9	—	53.3
Other (income) expense, net	—	—	(5.4)	4.6	—	(0.8)
Equity in net loss (earnings) of affiliates	35.1	35.0	(1.2)	—	(68.9)	—
(Loss) income before income taxes	(35.1)	(35.1)	(44.7)	22.9	68.9	(23.1)
Provision for income taxes	—	—	—	11.3	—	11.3
Net (loss) income	(35.1)	(35.1)	(44.7)	11.6	68.9	(34.4)
Net income attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Net (loss) income attributable to Aleris Corporation	$(35.1)	$(35.1)	$(44.7)	$10.9	$68.9	$(35.1)

Comprehensive (loss) income	$(40.7)	$(40.7)	$(44.8)	$6.1	$80.1	$(40.0)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Comprehensive (loss) income attributable to Aleris Corporation	$(40.7)	$(40.7)	$(44.8)	$5.4	$80.1	$(40.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$510.4	$619.7	$(2.5)	$1,127.6
Cost of sales	—	—	483.8	572.1	(2.5)	1,053.4
Gross profit	—	—	26.6	47.6	—	74.2
Selling, general and administrative expenses	—	0.1	24.1	34.3	—	58.5
Restructuring charges	—	—	1.1	8.4	—	9.5
Gains on derivative financial instruments	—	—	(5.2)	(4.7)	—	(9.9)
Other operating expense, net	—	—	0.3	0.1	—	0.4
Operating (loss) income	—	(0.1)	6.3	9.5	—	15.7
Interest expense, net	—	—	21.9	2.7	—	24.6
Other (income) expense, net	—	—	(0.3)	1.6	—	1.3
Equity in net loss (earnings) of affiliates	11.7	11.6	(0.5)	—	(22.8)	—
(Loss) income before income taxes	(11.7)	(11.7)	(14.8)	5.2	22.8	(10.2)
Provision for income taxes	—	—	—	1.2	—	1.2
Net (loss) income	(11.7)	(11.7)	(14.8)	4.0	22.8	(11.4)
Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income attributable to Aleris Corporation	$(11.7)	$(11.7)	$(14.8)	$3.7	$22.8	$(11.7)

Comprehensive (loss) income	$(0.5)	$(0.5)	$(14.5)	$14.7	$0.6	$(0.2)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive (loss) income attributable to Aleris Corporation	$(0.5)	$(0.5)	$(14.5)	$14.4	$0.6	$(0.5)

	For the six months ended June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,018.3	$1,223.6	$(4.2)	$2,237.7
Cost of sales	—	—	959.2	1,119.5	(4.2)	2,074.5
Gross profit	—	—	59.1	104.1	—	163.2
Selling, general and administrative expenses	—	0.1	52.0	67.9	—	120.0
Restructuring charges	—	—	2.2	8.1	—	10.3
Gains on derivative financial instruments	—	—	(13.8)	(5.3)	—	(19.1)
Other operating expense (income), net	—	—	0.4	(0.8)	—	(0.4)
Operating (loss) income	—	(0.1)	18.3	34.2	—	52.4
Interest expense (income), net	—	—	44.0	1.6	—	45.6
Other (income) expense, net	—	—	(1.1)	0.5	—	(0.6)
Equity in net loss (earnings) of affiliates	0.8	0.7	(1.0)	—	(0.5)	—
(Loss) income before income taxes	(0.8)	(0.8)	(23.6)	32.1	0.5	7.4
Provision for income taxes	—	—	—	7.6	—	7.6
Net (loss) income	(0.8)	(0.8)	(23.6)	24.5	0.5	(0.2)
Net income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Net income (loss) attributable to Aleris Corporation	$(0.8)	$(0.8)	$(23.6)	$23.9	$0.5	$(0.8)

Comprehensive (loss) income	$(6.2)	$(6.2)	$(22.3)	$18.0	$11.1	$(5.6)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Comprehensive (loss) income attributable to Aleris Corporation	$(6.2)	$(6.2)	$(22.3)	$17.4	$11.1	$(6.2)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.4	$(81.4)	$36.4	$35.5	$1.8	$(7.3)
Investing activities
Payments for property, plant and equipment	—	—	(32.2)	(46.2)	—	(78.4)
Purchase of a business	—	(2.6)	(77.8)	(29.6)	—	(110.0)
Disbursements of intercompany loans	—	(15.0)	(10.4)	(45.0)	70.4	—
Repayments from intercompany loans	—	5.0	9.5	15.0	(29.5)	—
Equity contributions in subsidiaries	—	(107.4)	—	—	107.4	—
Other	—	—	(0.1)	6.0	—	5.9
Net cash used by investing activities	—	(120.0)	(111.0)	(99.8)	148.3	(182.5)
Financing activities
Proceeds from the ABL facility	—	225.0	—	15.0	—	240.0
Payments on the ABL facility	—	(54.0)	—	(15.0)	—	(69.0)
Proceeds from Zhenjiang revolver	—	—	—	11.5	—	11.5
Net (payments on) proceeds from other long-term debt	—	—	(0.3)	0.9	—	0.6
Dividend paid	—	—	—	(0.7)	0.7	—
Proceeds from intercompany loans	—	45.0	—	25.4	(70.4)	—
Repayments on intercompany loans	—	(15.0)	—	(14.5)	29.5	—
Proceeds from intercompany equity contributions	—	—	77.8	29.6	(107.4)	—
Other	(0.4)	(0.3)	—	(0.3)	—	(1.0)
Net cash (used) provided by financing activities	(0.4)	200.7	77.5	51.9	(147.6)	182.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net (decrease) increase in cash and cash equivalents	—	(0.7)	2.9	(12.9)	2.5	(8.2)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	$—	$3.0	$2.9	$46.0	$—	$51.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$315.6	$(52.0)	$58.8	$(59.2)	$(314.0)	$(50.8)
Investing activities
Payments for property, plant and equipment	—	—	(33.8)	(108.4)	—	(142.2)
Disbursements of intercompany loans	—	(30.0)	(44.4)	—	74.4	—
Repayments from intercompany loans	—	8.0	19.4	—	(27.4)	—
Equity contributions in subsidiaries	—	(81.9)	(4.2)	—	86.1	—
Other	—	—	—	1.6	—	1.6
Net cash used by investing activities	—	(103.9)	(63.0)	(106.8)	133.1	(140.6)
Financing activities
Proceeds from Zhenjiang term loans	—	—	—	0.2	—	0.2
Proceeds from Zhenjiang revolver	—	—	—	4.1	—	4.1
Net proceeds from other long-term debt	—	—	—	(1.8)	—	(1.8)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Dividends paid	(313.0)	(313.0)	—	(0.7)	313.7	(313.0)
Proceeds from intercompany loans	—	—	—	74.4	(74.4)	—
Repayments on intercompany loans	—	—	—	(27.4)	27.4	—
Proceeds from intercompany equity contributions	—	—	4.2	81.9	(86.1)	—
Other	(2.6)	(0.2)	—	(0.3)	—	(3.1)
Net cash (used) provided by financing activities	(315.6)	(313.2)	4.2	121.5	180.6	(322.5)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net decrease in cash and cash equivalents	—	(469.1)	—	(45.0)	(0.3)	(514.4)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$3.3	$—	$76.6	$(1.4)	$78.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our business, our operating segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2014 and 2013;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2014 and 2013, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three and six months ended June 30, 2014 and 2013.

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
On April 1, 2014, we acquired Nichols Aluminum, LLC (“Nichols”), a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for $110.0 million, less an adjustment of $2.6 million based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2014). The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama, and Lincolnshire, Illinois. The acquisition has been accounted for as a business combination, with the purchase price allocated based on the fair value of the assets acquired and the liabilities assumed. The operating results of Nichols have been reported within our Rolled Products North America (“RPNA”) segment from the date of acquisition.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices and local premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 69% of our costs of sales for the six months ended June 30, 2014. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2014 and 2013 were $1,798 and $1,834, respectively, which represents a decrease of approximately 2%. Average LME aluminum prices per ton for the six months ended June 30, 2014 and 2013 were $1,753 and $1,918, respectively, which represents a decrease of approximately 9%.
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
Rolled Products North America
Our RPNA segment consists of 11 manufacturing facilities, including those facilities acquired in the April 2014 acquisition of Nichols, located throughout the United States that produce rolled aluminum and coated products. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous ingot cast and pellet compaction technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances and recreational vehicles.

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Rolled Products North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	133.1	100.7	219.4	195.6

Segment revenues	$419.1	$323.2	$680.4	$637.4
Hedged cost of metal	(267.3)	(197.7)	(418.9)	(395.3)
Favorable metal price lag	(2.8)	(2.0)	(6.5)	(2.1)
Segment commercial margin	$149.0	$123.5	$255.0	$240.0
Segment commercial margin per ton invoiced	$1,119.2	$1,226.1	$1,162.2	$1,227.4

Segment income	$22.4	$32.7	$49.3	$56.2
Impact of recording inventory at fair value through purchase accounting	3.0	—	3.0	—
Favorable metal price lag	(2.8)	(2.0)	(6.5)	(2.1)
Segment Adjusted EBITDA (1)	$22.6	$30.7	$45.9	$54.0
Segment Adjusted EBITDA per ton invoiced	$170.1	$304.6	$209.1	$276.3

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Rolled Products Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	86.2	90.0	172.8	179.9

Segment revenues	$352.2	$378.6	$707.0	$747.8
Hedged cost of metal	(192.9)	(212.8)	(388.9)	(428.1)
Favorable metal price lag	(8.6)	(4.8)	(16.4)	(9.6)
Segment commercial margin	$150.7	$161.0	$301.7	$310.1
Segment commercial margin per ton invoiced	$1,747.9	$1,787.8	$1,746.2	$1,722.9

Segment income	$34.4	$39.4	$72.5	$77.9
Impact of recording inventory at fair value through purchase accounting	—	—	—	(0.1)
Favorable metal price lag	(8.6)	(4.8)	(16.4)	(9.6)
Segment Adjusted EBITDA (1)	$25.8	$34.5	$56.0	$68.2
Segment Adjusted EBITDA per ton invoiced	$299.2	$383.6	$324.3	$378.9

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment loss and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Rolled Products Asia Pacific	(dollars in millions, volume in thousands of tons)
Segment metric tons invoiced	2.8	1.1	5.1	1.3

Segment revenues	$11.3	$5.0	$21.2	$5.7
Hedged cost of metal	(11.3)	(5.0)	(21.2)	(6.0)
Segment commercial margin	$—	$—	$—	$(0.3)

Segment loss	$—	$—	$—	$(0.3)
Segment Adjusted EBITDA	$—	$—	$—	$(0.3)

Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. The following table shows total start-up expenses and total depreciation expense for the three and six months ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in millions)
Start-up expense	$4.8	$11.1	$11.3	$19.9
Depreciation expense	6.3	4.9	12.4	6.1
Extrusions
Our Extrusions segment produces medium and hard alloy extruded aluminum profiles, rods and bars targeted at demanding applications. Our extruded aluminum products are used for the aerospace, automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Extrusions	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	19.0	18.4	38.0	35.8

Segment revenues	$92.6	$94.0	$186.0	$183.0
Hedged cost of metal	(49.2)	(49.9)	(100.1)	(99.8)
Favorable metal price lag	(1.5)	(0.7)	(1.9)	(1.3)
Segment commercial margin	$41.9	$43.4	$84.0	$81.9
Segment commercial margin per ton invoiced	$2,206.8	$2,356.6	$2,208.9	$2,286.3

Segment income	$3.9	$4.5	$6.9	$7.5
Favorable metal price lag	(1.5)	(0.7)	(1.9)	(1.3)
Segment Adjusted EBITDA (1)	$2.4	$3.9	$5.0	$6.3
Segment Adjusted EBITDA per ton invoiced	$127.9	$210.5	$130.9	$174.9

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	95.0	92.5	188.3	188.1
Segment toll metric tons invoiced	107.0	122.2	220.1	243.8
Segment metric tons invoiced	202.0	214.7	408.4	431.9

Segment revenues	$246.7	$234.6	$482.0	$473.0
Hedged cost of metal	(169.6)	(162.8)	(333.8)	(331.4)
Segment commercial margin	$77.1	$71.8	$148.2	$141.6
Segment commercial margin per ton invoiced	$381.8	$334.3	$362.8	$327.9

Segment income	$17.3	$13.0	$26.3	$23.4
Segment Adjusted EBITDA	17.3	13.0	26.3	23.4
Segment Adjusted EBITDA per ton invoiced	85.6	60.5	64.3	54.2
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	48.7	49.3	95.3	101.9
Segment toll metric tons invoiced	49.8	44.6	98.8	86.8
Segment metric tons invoiced	98.5	93.9	194.1	188.7

Segment revenues	$147.8	$139.6	$291.1	$295.3
Hedged cost of metal	(96.2)	(94.9)	(189.2)	(203.7)
Segment commercial margin	$51.6	$44.7	$101.9	$91.6
Segment commercial margin per ton invoiced	$524.1	$476.0	$525.0	$485.5

Segment income	$5.6	$3.1	$9.9	$6.4
Segment Adjusted EBITDA	5.6	3.1	9.9	6.4
Segment Adjusted EBITDA per ton invoiced	56.5	33.3	51.0	33.8
The Aluminum Industry
The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders, sheet producers, aluminum recyclers and integrated companies that are present across multiple stages of the aluminum production chain. Primary aluminum is a commodity traded and priced daily on various exchanges including the LME and the Shanghai Futures Exchange (“SHFE”). Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingots and billets. Ingots and billets are further processed by aluminum sheet manufacturers and extruders to form plate, sheet and foil and extrusions profiles, or they are sold to aluminum traders or to the commodity markets. Aluminum recyclers produce aluminum in molten or ingot form.
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
Critical Measures of Our Financial Performance
The financial performance of our operating segments is the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volume will result in lower per unit costs, while higher invoiced volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of commercial margin and commercial margin per ton in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (defined below) from our revenue. Commercial margins capture the value-

added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), changes in local pricing premiums, toll fees, product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and cannot reduce our exposure to changing premium differentials. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At June 30, 2014 and December 31, 2013, no cash collateral was posted.
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
We estimate third quarter 2014 segment income and Adjusted EBITDA will be sequentially higher than the second quarter of 2014 and higher than third quarter of 2013. Factors influencing anticipated third quarter 2014 performance include:

▪	improved building and construction and distribution volumes;

▪	demand for auto body sheet is expected to continue to increase which should drive further profitability and partially offset the impact of lower aerospace volume versus the prior year;

▪	improved metal spreads in specification alloys;

▪	improved mill grade scrap flow and spreads and competitive imports are negatively impacting margins in the third quarter of 2014; and

▪	actively addressing rolled products' production issues.
Capital expenditures during the third quarter of 2014 are expected to be lower than the third quarter of 2013 and consistent with first and second quarter of 2014 as our capital spending has returned to more normalized levels. We currently estimate capital spending of $165 million in 2014.
Results of Operations
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues for the three months ended June 30, 2014 increased $98.6 million when compared to the prior year period. The increase in revenues is primarily due to the acquisition of Nichols, whose facilities generated $115.5 million of revenue in the second quarter of 2014. In addition, a weaker U.S. dollar during 2014 increased revenues by approximately $26.0 million and revenues from our RPAP segment increased $6.3 million due to increased volume. Partially offsetting these increases were lower rolling margins, lower aluminum prices and a weaker mix of products sold, which combined to reduce revenue by approximately $51.0 million. Driving the weaker mix of rolled products in North America was the high Midwest Premium, which impacted customer buying patterns, and production issues that limited shipments. Additionally, lower demand from the aerospace industry and lower plate and sheet shipments caused by production issues in Europe were partially offset by a 29% increase in demand for autobody sheet.

Gross profit for the three months ended June 30, 2014 was $92.0 million compared to $74.2 million for the three months ended June 30, 2013. The change in gross profit was primarily due to the impact of metal price lag. Excluding realized gains on metal derivative financial instruments, metal price lag favorably impacted gross profit for the three months ended June 30, 2014 by an estimated $16.1 million, while it negatively impacted gross profit for the three months ended June 30, 2013 by $12.3 million. Gross profit was also favorably impacted by improved specification alloy metal spreads, which more than offset tighter scrap spreads in North America. In addition, start-up expenses decreased $4.9 million, primarily due to increased shipment and production levels at the Zhenjiang rolling mill. These favorable impacts were partially offset by lower rolling margins as well as a weaker product mix. In addition, higher inflation in employee, energy and freight costs as well as higher costs associated with production issues decreased gross profits by approximately $9.0 million, but was substantially offset by productivity related savings of approximately $8.0 million generated by our Aleris Operating System (“AOS”) initiatives.
SG&A expenses were $68.9 million for the three months ended June 30, 2014 as compared to $58.5 million for the three months ended June 30, 2013. The $10.4 million increase primarily resulted from increased professional fees and business development costs of approximately $7.0 million and increased stock-based compensation of approximately $1.2 million, resulting from the issuance of stock options and restricted stock units to certain members of management and directors in 2014.
During the three months ended June 30, 2014 and 2013, we recorded realized losses (gains) on derivative financial instruments of $2.7 million and $(19.9) million, respectively, and unrealized (gains) losses of $(0.9) million and $10.0 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our 2014 second quarter results was a $2.4 million increase in net interest expense due to increased borrowings under the ABL Facility (as defined below) and the China Loan Facility (as defined below) when compared to the second quarter of 2013. Other (income) expense increased $1.7 million primarily due to an increase in currency exchange gains when compared to the prior year period.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2014 and 2013:

	For the three months ended
	June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Revenues	$1,226.2	$1,127.6	$98.6	9%
Cost of sales	1,134.2	1,053.4	80.8	8
Gross profit	92.0	74.2	17.8	24
Gross profit as a percentage of revenues	7.5%	6.6%	0.9%	14
Selling, general and administrative expenses	68.9	58.5	10.4	18
Restructuring charges	2.2	9.5	(7.3)	*
Losses (gains) on derivative financial instruments	1.8	(9.9)	11.7	*
Other operating expense, net	2.6	0.4	2.2	*
Operating income	16.5	15.7	0.8	5
Interest expense, net	27.0	24.6	2.4	10
Other (income) expense, net	(0.4)	1.3	(1.7)	*
Loss before income taxes	(10.1)	(10.2)	0.1	(1)
Provision for income taxes	7.0	1.2	5.8	*
Net loss	(17.1)	(11.4)	(5.7)	50
Net income attributable to noncontrolling interest	0.4	0.3	0.1	*
Net loss attributable to Aleris Corporation	$(17.5)	$(11.7)	$(5.8)	50%

Total segment income	$83.6	$92.7	$(9.1)	(10)%
Depreciation and amortization	(37.5)	(34.7)	(2.8)	8
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(18.6)	(10.0)	(8.6)	86
Interest expense, net	(27.0)	(24.6)	(2.4)	10
Unallocated gains (losses) on derivative financial instruments	0.8	(10.0)	10.8	(108)
Unallocated currency exchange gains	0.7	—	0.7	*
Restructuring charges	(2.2)	(9.5)	7.3	*
Start-up expenses	(7.0)	(12.0)	5.0	*
Other expense, net	(2.9)	(2.1)	(0.8)	38
Loss before income taxes	$(10.1)	$(10.2)	$0.1	(1)%

* Result is not meaningful.

Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	June 30,
	2014	2013	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$419.1	$323.2	$95.9	30%
RPEU	352.2	378.6	(26.4)	(7)
RPAP	11.3	5.0	6.3	*
Extrusions	92.6	94.0	(1.4)	(1)
RSAA	246.7	234.6	12.1	5
RSEU	147.8	139.6	8.2	6
Intersegment revenues	(43.5)	(47.4)	3.9	*
Consolidated revenues	$1,226.2	$1,127.6	$98.6	9%

Metric tons invoiced:
RPNA	133.1	100.7	32.4	32%
RPEU	86.2	90.0	(3.8)	(4)
RPAP	2.8	1.1	1.7	*
Extrusions	19.0	18.4	0.6	3
RSAA	202.1	214.7	(12.6)	(6)
RSEU	98.5	93.9	4.6	5
Intersegment shipments	(17.4)	(17.5)	0.1	*
Total metric tons invoiced	524.3	501.3	23.0	5%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 9% increase in our consolidated second quarter revenues from 2013 to 2014:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(4.0)	(1)%	$(8.0)	(2)%	$(3.0)	(3)%	$5.0	2%	$(3.0)	(2)%	$(13.0)	(1)%
Commercial price	(2.0)	—	(8.0)	(2)	(1.0)	(1)	4.0	2	1.0	1	(6.0)	—
Volume/Mix	101.0	31	(26.0)	(7)	(2.0)	(2)	3.0	1	3.0	1	79.0	7
Currency	—	—	15.0	4	4.0	5	—	—	7.0	6	26.0	2
Other	0.9	*	0.6	*	0.6	*	0.1	*	0.2	*	2.4	—
Total	$95.9	30%	$(26.4)	(7)%	$(1.4)	(1)%	$12.1	5%	$8.2	6%	$88.4	8%
RPAP and intersegment revenues											10.2	1
Total											$98.6	9%

* Result is not meaningful.

Rolled Products North America Revenues
RPNA revenues for the three months ended June 30, 2014 increased $95.9 million compared to the three months ended June 30, 2013. This increase was attributable to a 32% increase in shipments, primarily related to the acquired Nichols business, partially offset by the continued adverse customer reaction, primarily in the distribution industry, to the high Midwest Premium and a weaker mix of products sold as production issues limited shipments. Volume and mix combined to increase revenues by approximately $101.0 million.
This increase was partially offset by:

▪
lower LME aluminum prices, partially offset by the higher Midwest Premium, which reduced the average price of aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $4.0 million of the decrease in revenues; and

▪	pricing pressure from competitive imports resulting from the high Midwest Premium, which resulted in a reduction of revenue of approximately $2.0 million.
Rolled Products Europe Revenues
RPEU revenues for the three months ended June 30, 2014 decreased $26.4 million compared to the three months ended June 30, 2013. This decrease was primarily due to the following:

▪
a 4% decrease in shipments and an unfavorable change in mix, which reduced revenues by approximately $26.0 million. While the continuing impact of an inventory overhang at major aircraft manufacturers led to a 14% reduction in aerospace volumes, demand from the automotive industry remained strong, increasing 29% from the prior year. However, production issues at our facilities during the quarter resulted in a 14% reduction in regional plate and sheet volumes;

▪
lower LME aluminum prices, partially offset by higher regional premiums, which reduced the average price of aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $8.0 million of the decrease in revenues; and

▪	overcapacity in plate production, which reduced rolling margins by $4.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $15.0 million.
Extrusions Revenues
Extrusions revenues for the three months ended June 30, 2014 decreased $1.4 million compared to the three months ended June 30, 2013. This decrease was primarily due to:

▪
a 3% increase in shipments, driven by improved demand from the automotive and distribution industries, was more than offset by an unfavorable change in mix caused by declining transportation industry demand. The combination of volume and mix changes reduced revenues by approximately $2.0 million; and

▪	lower LME aluminum prices, which reduced the average price of aluminum included in our invoiced prices, reduced revenues by approximately $3.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $4.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended June 30, 2014 increased $12.1 million compared to the three months ended June 30, 2013. The increase was primarily due to the following:

▪
an improved mix of buy and sell volume, which more than offset a 6% decrease in overall volumes. The volume reduction was primarily related to the idling of our Saginaw, Michigan facility in the fourth quarter of 2013. The combination of volume and mix changes increased revenues by approximately $3.0 million; and

▪	improved selling prices, which increased revenues by approximately $9.0 million.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended June 30, 2014 increased $8.2 million compared to the three months ended June 30, 2013. This increase was primarily due to the following:

▪	a 5% increase in volume related to improved demand from the automotive industry, which increased revenues by approximately $3.0 million; and

▪	a weaker U.S. dollar, which increased revenues by approximately $7.0 million.
These increases were partially offset by lower aluminum prices, which reduced revenues by approximately $2.0 million.
Segment Income and Gross Profit
For the three months ended June 30, 2014 and 2013, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2014	June 30, 2013	Change	% Change
Segment income:	(dollars in millions)
RPNA	$22.4	$32.7	$(10.3)	(31)%
RPEU	34.4	39.4	(5.0)	(13)
RPAP	—	—	—	*
Extrusions	3.9	4.5	(0.6)	(13)
RSAA	17.3	13.0	4.3	33
RSEU	5.6	3.1	2.5	81
Total segment income	83.6	92.7	(9.1)	(10)
Items excluded from segment income and included in gross profit:
Depreciation	(32.3)	(29.6)	(2.7)	9
Start-up expenses	(4.1)	(9.1)	5.0	(55)
Impact of recording inventory at fair value through purchase accounting	(3.0)	—	(3.0)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	44.9	40.3	4.6	11
Realized losses (gains) on derivative financial instruments	2.7	(20.0)	22.7	*
Other expense, net	0.2	(0.1)	0.3	*
Gross profit	$92.0	$74.2	$17.8	24%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the three months ended June 30, 2014 decreased by $10.3 million compared to the three months ended June 30, 2013. This decrease was primarily due to the following:

▪	a weaker mix of products sold, which more than offset a 32% overall volume increase and resulted in a reduction of segment income of approximately $4.0 million;

▪	pricing pressures caused by the high Midwest Premium reduced rolling margins, which resulted in a reduction of segment income of approximately $2.0 million;

▪	higher costs associated with inflation in energy and employee costs were partially offset by productivity related savings;

▪	tighter scrap spreads, which reduced segment income by $1.0 million; and

▪	the impact of recording the acquired assets of Nichols at fair value, which increased cost of sales by $3.0 million.
Rolled Products Europe Segment Income
RPEU segment income for the three months ended June 30, 2014 decreased by $5.0 million compared to the three months ended June 30, 2013. This decrease was primarily due to the following:

▪	a reduction in volume and an unfavorable change in the mix of products sold, which resulted in a reduction of segment income of approximately $5.0 million;

▪	lower rolling margins, which resulted in a reduction of segment income of approximately $3.0 million; and

▪	higher costs associated with production issues and inflation, partially offset by productivity related savings, resulted in a reduction in segment income of approximately $2.0 million.
These decreases were offset by a favorable change in metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $4.0 million.
Extrusions Segment Income
Extrusions segment income for the three months ended June 30, 2014 decreased by $0.6 million compared to the three months ended June 30, 2013 as the unfavorable impact of pricing pressures and inflation was partially offset by a favorable change in metal price lag.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended June 30, 2014 increased by $4.3 million compared to the prior year period. This increase was primarily due to the following:

▪	improved metal spreads increased segment income by approximately $4.0 million; and

▪	a better mix of buy and sell volume increased segment income by approximately $1.0 million.
These increases were partially offset by higher costs associated with inflation in employee and energy costs which exceeded productivity gains for the period.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended June 30, 2014 increased by $2.5 million compared to the prior year period. The increase was due to a 5% increase in volume, which increased segment income by approximately $1.0 million, and improved metal spreads, which also increased segment income by approximately $1.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased $10.4 million compared to the prior year period. The increase was primarily due to the following:

▪	increases in professional fees and business development costs associated with the acquisition of Nichols and other strategic initiatives of approximately $7.0 million; and

▪	increased stock compensation of approximately $1.2 million, resulting from the issuance of stock options and restricted stock units to certain members of our management and directors in 2014.

Gains and Losses on Derivative Financial Instruments
During the three months ended June 30, 2014 and 2013, we recorded the following realized losses (gains) and unrealized (gains) losses on derivative financial instruments:

	For the three months ended
	June 30,
	2014	2013
Realized losses (gains)	(in millions)
Metal	$3.2	$(19.6)
Natural gas	(0.5)	(0.3)
Unrealized (gains) losses
Metal	(1.3)	8.3
Natural gas	0.4	1.7
Total losses (gains)	$1.8	$(9.9)
During the three months ended June 30, 2014, we estimate gross profit was favorably impacted from metal price lag by approximately $16.1 million while we experienced metal hedge losses of $3.2 million. The resulting $12.9 million of net metal price lag improved our consolidated operating results in the second quarter of 2014. During the three months ended June 30, 2013, we estimate gross profit was unfavorably impacted from metal price lag by approximately $12.3 million while we experienced metal hedge gains of $19.6 million. The resulting $7.4 million of net metal price lag improved our consolidated operating results in the second quarter of 2013.
Interest Expense, net
Interest expense, net for the three months ended June 30, 2014 increased $2.4 million from the comparable period of 2013. The increase in interest expense is due to increased borrowings under the ABL Facility (as defined below) and the China Loan Facility (as defined below).
Provision for Income Taxes
Our effective tax rates were (69.1)% and (11.6)% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rates for the three months ended June 30, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2014, we have $2.6 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Loss. As of June 30, 2014, we had approximately $0.2 million of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination.

Results of Operations
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues for the six months ended June 30, 2014 increased $42.7 million when compared to the prior year period. The increase in revenues is primarily due to the acquisition of Nichols, whose facilities generated $115.5 million of revenues in the six months ended June 30, 2014. A weaker U.S. dollar during 2014 increased revenues by approximately $44.0 million and revenues from our RPAP segment increased $15.5 million. These increases were partially offset by lower aluminum prices, rolling margins and a weaker mix of products sold, which decreased revenues by approximately $149.0 million. Driving the weaker mix of rolled products in North America was the higher Midwest Premium and its impact on customer buying patterns, the harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season and second quarter production issues. Additionally, a 36% increase in demand for autobody sheet in Europe partially offset lower demand for aerospace and lower plate and sheet shipments caused by production issues.
Gross profit for the six months ended June 30, 2014 was $167.1 million compared to $163.2 million for the six months ended June 30, 2013. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, favorably impacted gross profit for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, by an estimated $25.7 million. Gross profit was also favorably impacted by the rising Midwest Premium and improved specification alloy metal spreads, which more than offset tighter scrap spreads in North America and higher slab purchase prices in Europe. In addition, start-up expenses decreased $4.7 million primarily due to increased shipment and production levels at the Zhenjiang rolling mill. These favorable impacts were offset by a weaker mix of products sold that reduced gross profit by approximately $11.0 million and higher depreciation expense of $8.0 million. In addition, inflation in employee, energy and freight costs as well as higher costs associated with production issues at our European rolled products facilities decreased gross profits by approximately $19.0 million, but was partially offset by productivity related savings of approximately $14.0 million.
SG&A expenses were $130.9 million for the six months ended June 30, 2014 as compared to $120.0 million for the six months ended June 30, 2013. The $10.9 million increase primarily resulted from increased professional fees and business development costs of approximately $7.0 million and increased stock-based compensation of approximately $2.8 million.
During the six months ended June 30, 2014 and 2013, we recorded realized gains on derivative financial instruments of $7.2 million and $18.8 million, respectively, and unrealized losses (gains) of $8.5 million and $(0.3) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our year-to-date results was a $7.7 million increase in interest expense due to decreased capitalized interest when compared to the prior year period and increased borrowings under the ABL Facility (as defined below) and the China Loan Facility (as defined below) when compared to the first six months of 2013.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2014 and 2013:

	For the six months ended
	June 30, 2014	June 30, 2013	Change	% Change
	(dollars in millions)
Revenues	$2,280.4	$2,237.7	$42.7	2%
Cost of sales	2,113.3	2,074.5	38.8	2
Gross profit	167.1	163.2	3.9	2
Gross profit as a percentage of revenues	7.3%	7.3%	—%	—
Selling, general and administrative expenses	130.9	120.0	10.9	9
Restructuring charges	2.7	10.3	(7.6)	*
Losses (gains) on derivative financial instruments	1.3	(19.1)	20.4	*
Other operating expense (income), net	2.8	(0.4)	3.2	*
Operating income	29.4	52.4	(23.0)	(44)
Interest expense, net	53.3	45.6	7.7	17
Other income, net	(0.8)	(0.6)	(0.2)	33
(Loss) income before income taxes	(23.1)	7.4	(30.5)	(412)
Provision for income taxes	11.3	7.6	3.7	49
Net loss	(34.4)	(0.2)	(34.2)	*
Net income attributable to noncontrolling interest	0.7	0.6	0.1	*
Net loss attributable to Aleris Corporation	$(35.1)	$(0.8)	$(34.3)	*

Total segment income	$164.9	$171.1	$(6.2)	(4)%
Depreciation and amortization	(70.7)	(61.9)	(8.8)	14
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(33.6)	(21.3)	(12.3)	58
Interest expense, net	(53.3)	(45.6)	(7.7)	17
Unallocated (losses) gains on derivative financial instruments	(8.5)	0.2	(8.7)	*
Unallocated currency exchange losses	(0.8)	—	(0.8)	*
Restructuring charges	(2.7)	(10.3)	7.6	*
Start-up expenses	(15.4)	(23.3)	7.9	*
Other expense, net	(3.0)	(1.5)	(1.5)	100
(Loss) income before income taxes	$(23.1)	$7.4	$(30.5)	(412)%

* Result is not meaningful.

Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the six months ended
	June 30, 2014	June 30, 2013	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$680.4	$637.4	$43.0	7%
RPEU	707.0	747.8	(40.8)	(5)
RPAP	21.2	5.7	15.5	*
Extrusions	186.0	183.0	3.0	2
RSAA	482.0	473.0	9.0	2
RSEU	291.1	295.3	(4.2)	(1)
Intersegment revenues	(87.3)	(104.5)	17.2	*
Consolidated revenues	$2,280.4	$2,237.7	$42.7	2%

Metric tons invoiced:
RPNA	219.4	195.6	23.8	12%
RPEU	172.8	179.9	(7.1)	(4)
RPAP	5.1	1.3	3.8	*
Extrusions	38.0	35.8	2.2	6
RSAA	408.4	431.9	(23.5)	(5)
RSEU	194.1	188.7	5.4	3
Intersegment shipments	(33.8)	(37.0)	3.2	*
Total metric tons invoiced	1,004.0	996.2	7.8	1%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 2% increase in our consolidated revenues from the first half of 2013 to 2014:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(16.0)	(3)%	$(49.0)	(6)%	$(9.0)	(5)%	$—	—%	$(10.0)	(3)%	$(84.0)	(3)%
Commercial price	(2.0)	—	(3.0)	—	(2.0)	(1)	10.0	2	2.0	1	5.0	—
Volume/Mix	61.0	10	(13.0)	(2)	6.0	3	(1.0)	—	(8.0)	(3)	45.0	(3)
Currency	—	—	24.0	3	8.0	5	—	—	12.0	4	44.0	2
Other	—	*	0.2	*	—	*	—	*	(0.2)	*	—	—
Total	$43.0	7%	$(40.8)	(5)%	$3.0	2%	$9.0	2%	$(4.2)	(1)%	$10.0	(4)%
RPAP and intersegment revenues											32.7	1
Total											$42.7	2%

* Result is not meaningful.

Rolled Products North America Revenues
RPNA revenues for the six months ended June 30, 2014 increased $43.0 million compared to the six months ended June 30, 2013. This increase was attributable to a 12% increase in shipments, primarily related to the acquired Nichols business, partially offset by the adverse customer reaction to the high Midwest Premium, harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season, and production issues that resulted in a weaker mix of products sold. Volume and mix combined to increase revenues by approximately $61.0 million.
This increase was partially offset by the net impact of lower LME aluminum prices and the high Midwest Premium, which reduced the average price of aluminum included in our invoiced prices. Lower aluminum prices accounted for approximately $16.0 million of the decrease in revenues.
Rolled Products Europe Revenues
RPEU revenues for the six months ended June 30, 2014 decreased $40.8 million compared to the six months ended June 30, 2013. This decrease was primarily due to the following:

▪
lower LME aluminum prices, partially offset by higher regional premiums, which reduced the average price of aluminum included in our invoiced prices and reduced revenues by approximately $49.0 million; and

▪
a 4% decrease in shipments and an unfavorable change in mix, which reduced revenues by approximately $13.0 million. While the continuing impact of an inventory overhang at major aircraft manufacturers led to an 11% reduction in aerospace volumes, demand from the automotive industry increased 36% from the prior year. However, production issues during the second quarter resulted in a loss of regional plate and sheet volumes.

This decrease was partially offset by a weaker U.S. dollar, which increased revenues by approximately $24.0 million.
Extrusions Revenues
Extrusions revenues for the six months ended June 30, 2014 increased $3.0 million compared to the six months ended June 30, 2013. This increase was primarily due to:

▪	a 6% increase in shipments driven by improved demand from the automotive and distribution industries, which increased revenues by approximately $6.0 million; and

▪	a weaker U.S. dollar, which increased revenues by approximately $8.0 million.
These increases were partially offset by:

▪	lower LME aluminum prices, which reduced the average price of aluminum included in our invoiced prices and reduced revenues by approximately $9.0 million; and

▪	pricing pressures, which reduced revenues by approximately $2.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the six months ended June 30, 2014 increased $9.0 million compared to the six months ended June 30, 2013. This increase was primarily due to improved selling prices, which resulted in increased revenues of approximately $10.0 million. A 5% decrease in volume shipped resulting from harsh winter weather and the idling of our Saginaw, Michigan facility in the fourth quarter of 2013 was offset by an improved mix of buy and sell volumes.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the six months ended June 30, 2014 decreased $4.2 million as compared to the six months ended June 30, 2013. This decrease was primarily due to the following:

▪
a decreased percentage of buy and sell volume, which more than offset a 3% increase in overall volumes, resulted in decreased revenues of approximately $8.0 million. The increase in volume was primarily driven by stronger automotive demand; and

▪	lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $8.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $12.0 million.
Segment Income (Loss) and Gross Profit
For the six months ended June 30, 2014 and 2013, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2014	June 30, 2013	Change	% Change
Segment income (loss):	(dollars in millions)
RPNA	$49.3	$56.2	$(6.9)	(12)%
RPEU	72.5	77.9	(5.4)	(7)
RPAP	—	(0.3)	0.3	*
Extrusions	6.9	7.5	(0.6)	(8)
RSAA	26.3	23.4	2.9	12
RSEU	9.9	6.4	3.5	55
Total segment income	164.9	171.1	(6.2)	(4)
Items excluded from segment income and included in gross profit:
Depreciation	(60.8)	(52.8)	(8.0)	15
Start-up expenses	(11.0)	(15.7)	4.7	(30)
Impact of recording inventory at fair value through purchase accounting	(3.0)	0.1	(3.1)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	84.5	82.2	2.3	3
Realized gains on derivative financial instruments	(7.2)	(18.9)	11.7	*
Other income, net	(0.3)	(2.8)	2.5	*
Gross profit	$167.1	$163.2	$3.9	2%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the six months ended June 30, 2014 decreased by $6.9 million compared to the six months ended June 30, 2013. This decrease was primarily due to the following:

▪	a weaker mix of products sold, which more than offset a 12% volume increase and resulted in a reduction of segment income of approximately $6.0 million;

▪	higher costs associated with inflation in energy and employee costs, partially offset by productivity gains, resulted in a reduction of segment income of approximately $2.0 million;

▪	pricing pressures caused by the high Midwest Premium reduced rolling margins, which resulted in a reduction of segment income of approximately $2.0 million; and

▪	the impact of recording the acquired assets of Nichols at fair value, which increased cost of sales by $3.0 million.
These decreases were partially offset by:

▪
lower priced inventory that was sold in a rising Midwest Premium environment, while scrap spreads tightened as a result of lower LME prices. The net result of these factors increased segment income by approximately $2.0 million; and

▪	favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $4.0 million.
Rolled Products Europe Segment Income
RPEU segment income for the six months ended June 30, 2014 decreased by $5.4 million compared to the six months ended June 30, 2013. This decrease was primarily due to the following:

▪	a reduction in volume and an unfavorable change in the mix of products sold, which resulted in a reduction of segment income of approximately $4.0 million;

▪	higher costs for purchased aluminum slabs, which decreased segment income by approximately $3.0 million;

▪	lower rolling margins, which resulted in a reduction of segment income of approximately $1.0 million;

▪	higher costs associated with production issues and inflation were partially offset by productivity related savings, resulting in a reduction in segment income of approximately $2.0 million; and

▪	unfavorable currency movements, which decreased segment income by approximately $3.0 million.
These decreases were partially offset by favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $6.8 million.
Extrusions Segment Income
Extrusions segment income for the six months ended June 30, 2014 decreased by $0.6 million compared to the six months ended June 30, 2013. The decrease in segment income related to continued pricing pressures on automotive volumes and inflation, and were partially offset by improved productivity and a favorable change in metal price lag.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the six months ended June 30, 2014 increased by $2.9 million compared to the prior year period. The increase was due to favorable metal spreads that increased segment income by approximately $7.0 million. This increase was offset by inflation of $4.0 million, net of productivity-related savings, as the region’s harsh winter weather resulted in higher natural gas commodity and delivery prices and also led to operational inefficiencies and lost shipping days in a number of Midwest states.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the six months ended June 30, 2014 increased by $3.5 million compared to the prior year period. Slightly higher volumes and improved metal spreads increased segment income by approximately $2.0 million, while productivity related savings more than offset inflation in employee costs, resulting in improved segment income of approximately $2.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses were $130.9 million for the six months ended June 30, 2014 compared to $120.0 million for the six months ended June 30, 2013. The $10.9 million increase was primarily due to the following:

▪	increases in professional fees and business development costs associated with the acquisition of Nichols and other strategic initiatives of approximately $7.0 million; and

▪
increased stock compensation of approximately $2.8 million, resulting from the issuance of stock options and restricted stock units to certain members of our management and directors during the period.

Gains and Losses on Derivative Financial Instruments
During the six months ended June 30, 2014 and 2013, we recorded the following realized gains and unrealized losses (gains) on derivative financial instruments:

	For the six months ended
	June 30, 2014	June 30, 2013
Realized gains	(in millions)
Metal	$(5.0)	$(18.7)
Natural gas	(2.2)	(0.1)
Unrealized losses (gains)
Metal	8.3	(0.5)
Natural gas	0.2	0.2
Total losses (gains)	$1.3	$(19.1)
During the six months ended June 30, 2014, we estimate that metal price lag favorably impacted gross profit by approximately $19.9 million while we experienced metal hedge gains of $5.0 million. The resulting $24.9 million of net metal price lag improved our consolidated operating results for the six months ended June 30, 2014. During the six months ended June 30, 2013, we estimate that metal price lag negatively impacted gross profit by approximately $5.8 million while we experienced metal hedge gains of $18.7 million. The resulting $12.9 million of net metal price lag improved our consolidated operating results for the six months ended June 30, 2013.
Interest Expense, net
Interest expense, net for the six months ended June 30, 2014 increased $7.7 million from the comparable period of 2013. The increase in interest expense is due to increased borrowing under the ABL Facility (as defined below) and the China Loan Facility (as defined below) as well as decreased capitalized interest when compared to the prior year period as the completion of our major capital investments resulted in less interest being capitalized.
Provision for Income Taxes
Our effective tax rates were (48.9)% and 102.3% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2014, we had $2.6 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income. As of June 30, 2014, we had approximately $0.2 million of accrued interest related to uncertain tax positions.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	For the six months ended
	June 30, 2014	June 30, 2013
Net cash (used) provided by:	(in millions)
Operating activities	$(7.3)	$(50.8)
Investing activities	(182.5)	(140.6)
Financing activities	182.1	(322.5)
Cash Flows from Operating Activities
Cash flows used by operating activities were $7.3 million for the six months ended June 30, 2014, which resulted from $62.5 million of cash from earnings offset by a $69.8 million increase in net operating assets. The significant components of the change in net operating assets included increases of $104.6 million, $56.7 million and $89.1 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2013. Our average days sales outstanding (“DSO”) at June 30, 2014 remained consistent with the DSO at December 31, 2013. However, revenues in the month of June 2014 were approximately $135.6 million higher than the month of December 2013, leading to an increase in accounts receivable. Our average days inventory outstanding (“DIO”) and average days payables outstanding (“DPO”) at June 30, 2014 remained consistent with the average DIO and DPO at December 31, 2013.
Cash flows used by operating activities were $50.8 million for the six months ended June 30, 2013, which resulted from a $122.2 million increase in net operating assets, partially offset by $71.5 million of cash from earnings. The significant components of the change in net operating assets included increases of $112.1 million, $24.3 million and $53.0 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2012. Our average DSO at June 30, 2013 remained consistent with the average DSO at December 31, 2012, however, revenues in the month of June 2013 were approximately $94.1 million higher than the month of December 2012, leading to an increase in accounts receivable. The commencement of operations at the Zhenjiang rolling mill during the first quarter of 2013 led to increased inventory levels and drove a $24.3 million use of operating cash. Our average DPO at June 30, 2013 remained consistent with the average DPO at December 31, 2012. The increase in payables resulted from increased average inventory levels in connection with the additional sales volume during the first half of 2013.
Cash Flows from Investing Activities
Cash flows used by investing activities were $182.5 million for the six months ended June 30, 2014 and included $78.4 million of capital expenditures and $110.0 million to acquire Nichols.
Cash flows used by investing activities were $140.6 million for the six months ended June 30, 2013 and included $142.2 million of capital expenditures, primarily on the Zhenjiang rolling mill and the wide auto body sheet expansion project in Duffel, Belgium.

Cash Flows from Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2014 included $171.0 million of net proceeds from the ABL facility (as defined below) and $11.5 million of proceeds from the China Loan facility (as defined below).
Cash flows used by financing activities were $322.5 million for the six months ended June 30, 2013, which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in our Zhenjiang rolling mill pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
ABL Facility
The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary) and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary) (the “ABL Facility”). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of June 30, 2014, we estimate that the borrowing base would have supported borrowings of $590.7 million. As of June 30, 2014, Aleris International had $171.0 million outstanding under the ABL Facility. After giving effect to the outstanding borrowings and outstanding letters of credit of $40.9 million, Aleris International had $378.8 million available for borrowing as of June 30, 2014.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of June 30, 2014.

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
China Loan Facility
Our wholly-owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $161.4 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.6 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.8 million) to RMB 410.0 million (or equivalent to $66.6 million). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2014, the full amount of the Zhenjiang Term Loans was drawn and $11.3 million was drawn on the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2014. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.

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

For the three and six months ended June 30, 2014 and 2013, our reconciliation of Adjusted EBITDA to net loss attributable to Aleris Corporation and net cash (used) provided by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Adjusted EBITDA	$64.8	$78.0	$124.0	$142.5
Unrealized gains (losses) on derivative financial instruments	0.9	(10.0)	(8.5)	0.3
Impact of recording inventory at fair value through purchase accounting	(3.0)	—	(3.0)	0.1
Restructuring charges	(2.2)	(9.5)	(2.7)	(10.3)
Unallocated currency exchange gains (losses) on debt	0.3	0.3	0.3	(0.2)
Stock-based compensation expense	(4.0)	(2.7)	(8.2)	(5.4)
Start-up expenses	(7.0)	(12.0)	(15.4)	(23.3)
Favorable metal price lag	12.9	7.4	24.9	12.9
Other	(8.7)	(2.7)	(11.2)	(2.3)
EBITDA	54.0	48.8	100.2	114.3
Interest expense, net	(27.0)	(24.6)	(53.3)	(45.6)
Provision for income taxes	(7.0)	(1.2)	(11.3)	(7.6)
Depreciation and amortization	(37.5)	(34.7)	(70.7)	(61.9)
Net loss attributable to Aleris Corporation	(17.5)	(11.7)	(35.1)	(0.8)
Net income attributable to noncontrolling interest	0.4	0.3	0.7	0.6
Net loss	(17.1)	(11.4)	(34.4)	(0.2)
Depreciation and amortization	37.5	34.7	70.7	61.9
Provision for deferred income taxes	1.8	0.8	2.3	1.8
Stock-based compensation expense	4.0	2.7	8.2	5.4
Unrealized (gains) losses on derivative financial instruments	(0.9)	10.0	8.5	(0.3)
Currency exchange gains on debt	(0.4)	(0.8)	(0.1)	(0.4)
Amortization of debt issuance costs	1.9	1.9	3.9	3.9
Other	2.4	1.5	3.5	(0.7)
Change in operating assets and liabilities:
Change in accounts receivable	(21.2)	(6.6)	(104.6)	(112.1)
Change in inventories	(45.6)	(10.1)	(56.7)	(24.3)
Change in other assets	(1.9)	(3.1)	0.5	(15.1)
Change in accounts payable	(1.2)	0.8	89.1	53.0
Change in accrued liabilities	5.5	(15.6)	1.8	(23.7)
Net cash (used) provided by operating activities	$(35.2)	$4.8	$(7.3)	$(50.8)
For the three and six months ended June 30, 2014 and 2013, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	2014	2013	June 30, 2014	June 30, 2013
	(in millions)
Revenues	$1,226.2	$1,127.6	$2,280.4	$2,237.7
Hedged cost of metal	(743.0)	(675.8)	(1,364.7)	(1,359.9)
Favorable metal price lag	(12.9)	(7.4)	(24.9)	(12.9)
Commercial margin	$470.3	$444.4	$890.8	$864.9

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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 for the year ended December 31, 2013. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2014.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2014.
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
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME futures or forwards contracts are then sold.
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future, swaps or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME futures or forwards contracts are purchased. These derivatives generally settle within three months.
We can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2014 and December 31, 2013, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Natural Gas Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.
We do not consider our natural gas derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract.
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2014 and December 31, 2013, we had 0.9 trillion and 2.9 trillion, respectively, of British thermal unit swap contracts.

Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2014 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2014:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(12.0)	$(4.1)
Natural gas	0.3	(0.4)
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
Interest Rate Risks
As of June 30, 2014, approximately 74% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2014, Aleris International had $171.0 million of borrowings under the ABL Facility and Aleris Zhenjiang had $192.0 million of borrowings under the Zhenjiang term loans and $11.3 million of borrowings under the Zhenjiang revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K/A (File No. 333-173721, SEC Accession No. 0001518587-14-000028), filed April 21, 2014, and incorporated herein by reference).

10.2†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Option Award Agreement (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K/A (File No. 333-173721, SEC Accession No. 0001518587-14-000028), filed on April 21, 2014, and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	August 5, 2014	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)