Form 10-Q
period 2014-09-30
Aleris Corp
filed 2014-11-04
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,279,201 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2014.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	September 30, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$37.8	$60.1
Accounts receivable (net of allowances of $8.5 and $7.7 at September 30, 2014 and December 31, 2013, respectively)	539.6	376.9
Inventories	808.5	683.4
Deferred income taxes	7.1	7.1
Prepaid expenses and other current assets	38.1	31.5
Total Current Assets	1,431.1	1,159.0
Property, plant and equipment, net	1,164.9	1,157.7
Intangible assets, net	44.7	43.5
Deferred income taxes	45.2	45.2
Other long-term assets	74.6	67.5
Total Assets	$2,760.5	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$432.2	$303.2
Accrued liabilities	209.2	200.9
Deferred income taxes	3.9	3.9
Current portion of long-term debt	12.9	8.3
Total Current Liabilities	658.2	516.3
Long-term debt	1,456.9	1,229.1
Deferred income taxes	0.2	4.4
Accrued pension benefits	207.9	228.5
Accrued postretirement benefits	40.0	40.9
Other long-term liabilities	80.9	79.3
Total Long-Term Liabilities	1,785.9	1,582.2
Redeemable noncontrolling interest	5.6	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,279,201 and 31,229,064 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	411.5	401.9
Retained deficit	(56.5)	(47.6)
Accumulated other comprehensive (loss) income	(45.4)	13.8
Total Aleris Corporation Equity	309.9	368.4
Noncontrolling interest	0.9	0.3
Total Equity	310.8	368.7
Total Liabilities and Equity	$2,760.5	$2,472.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$1,277.5	$1,073.4	$3,557.9	$3,311.1
Cost of sales	1,159.3	992.7	3,272.6	3,067.1
Gross profit	118.2	80.7	285.3	244.0
Selling, general and administrative expenses	68.3	56.4	199.1	176.4
Restructuring charges	1.9	1.0	4.6	11.4
Losses (gains) on derivative financial instruments	7.0	(2.3)	8.4	(21.4)
Other operating expense, net	1.3	0.8	4.0	0.4
Operating income	39.7	24.8	69.2	77.2
Interest expense, net	27.5	26.2	80.8	71.8
Other (income) expense, net	(12.4)	4.4	(13.1)	3.7
Income (loss) before income taxes	24.6	(5.8)	1.5	1.7
(Benefit from) provision for income taxes	(2.1)	1.3	9.2	9.0
Net income (loss)	26.7	(7.1)	(7.7)	(7.3)
Net income attributable to noncontrolling interest	0.2	0.2	0.9	0.8
Net income (loss) attributable to Aleris Corporation	$26.5	$(7.3)	$(8.6)	$(8.1)

Comprehensive (loss) income	$(26.9)	$23.3	$(66.9)	$17.7
Comprehensive income attributable to noncontrolling interest	0.2	0.2	0.9	0.8
Comprehensive (loss) income attributable to Aleris Corporation	$(27.1)	$23.1	$(67.8)	$16.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the nine months ended
	September 30,
	2014	2013
Operating activities
Net loss	$(7.7)	$(7.3)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	112.2	93.3
(Benefit from) provision for deferred income taxes	(4.2)	1.1
Stock-based compensation expense	11.0	11.2
Unrealized (gains) losses on derivative financial instruments	(7.4)	2.9
Currency exchange (gains) losses on debt	(7.1)	2.4
Amortization of debt issuance costs	5.8	5.8
Other	2.6	(3.2)
Changes in operating assets and liabilities:
Change in accounts receivable	(148.8)	(68.1)
Change in inventories	(109.5)	(31.9)
Change in other assets	(2.7)	(12.9)
Change in accounts payable	109.3	28.2
Change in accrued liabilities	9.8	(38.8)
Net cash used by operating activities	(36.7)	(17.3)
Investing activities
Payments for property, plant and equipment	(109.0)	(182.8)
Purchase of a business	(107.4)	—
Other	8.1	1.3
Net cash used by investing activities	(208.3)	(181.5)
Financing activities
Proceeds from the ABL facility	337.0	20.4
Payments on the ABL facility	(129.0)	(20.4)
Proceeds from the Zhenjiang term loans	—	0.2
Proceeds from the Zhenjiang revolver	19.8	4.1
Net proceeds from (payments on) other long-term debt	0.4	(2.8)
Redemption of noncontrolling interest	—	(8.9)
Dividend paid	—	(313.0)
Other	(1.8)	(3.9)
Net cash provided (used) by financing activities	226.4	(324.3)
Effect of exchange rate differences on cash and cash equivalents	(3.7)	1.5
Net decrease in cash and cash equivalents	(22.3)	(521.6)
Cash and cash equivalents at beginning of period	60.1	592.9
Cash and cash equivalents at end of period	$37.8	$71.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in millions, except share data)

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for interim periods contained herein are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The accompanying Consolidated Financial Statements include the accounts of Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “us,” “our,” “Company” or similar terms). Aleris Corporation is a holding company and currently conducts its business and operations through its direct wholly owned subsidiary, Aleris International, Inc. and its consolidated subsidiaries. Aleris International, Inc. is referred to herein as “Aleris International.”
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on the Company’s financial statements.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

2. INVENTORIES
The components of our “Inventories” as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Raw materials	$291.9	$265.9
Work in process	263.2	203.0
Finished goods	213.9	185.6
Supplies	39.5	28.9
Total inventories	$808.5	$683.4
3. LONG-TERM DEBT
Our debt as of September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
ABL facility	$208.0	$—
7 5/8% senior notes due 2018, net of discount of $4.8 and $5.9 at September 30, 2014 and December 31, 2013, respectively	495.2	494.1
7 7/8% senior notes due 2020, net of discount of $6.7 and $7.5 at September 30, 2014 and December 31, 2013, respectively	493.3	492.5
Exchangeable notes, net of discount of $0.6 and $0.7 at September 30, 2014 and December 31, 2013, respectively	44.2	44.2
Zhenjiang term loans, net of discount of $0.9 and $1.0 at September 30, 2014 and December 31, 2013, respectively	191.1	192.2
Zhenjiang revolver, net of discount of $0.2 at September 30, 2014	19.6	—
Other	18.4	14.4
Total debt	1,469.8	1,237.4
Less: Current portion of long-term debt	12.9	8.3
Total long-term debt	$1,456.9	$1,229.1
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
We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in five states and one non-U.S. country at eight sites.
Our reserves for environmental remediation liabilities totaled $45.3 and $35.3 at September 30, 2014 and December 31, 2013, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Balance Sheet. Of the environmental liabilities recorded at September 30, 2014 and December 31, 2013, $15.7 and $6.3, respectively, are indemnified by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. Our total asset retirement obligations were $12.5 and $12.4 at September 30, 2014 and December 31, 2013, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
Legal Proceedings
On July 11, 2014, we were named in a civil complaint by the Boilermaker-Blacksmith National Pension Fund (the “Pension Trust”) for withdrawal liability from a multi-employer pension plan in the amount of $4.2 plus accrued interest. We did not participate in the pension plan following emergence from bankruptcy in 2010. The claims relate to matters existing prior to and during the Aleris International, Inc. bankruptcy filing. The Pension Trust did not assert any prepetition or administrative claims in the bankruptcy proceedings. We intend to vigorously defend the matter. The litigation is in its preliminary stage, and we are unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.
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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the nine months ended September 30, 2014:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2014	$368.4	$0.3	$368.7	$5.7
Net (loss) income	(8.6)	0.9	(7.7)	—
Other comprehensive loss	(59.2)	—	(59.2)	—
Stock-based compensation activity	9.6	—	9.6	—
Other	(0.3)	(0.3)	(0.6)	(0.1)
Total equity at September 30, 2014	$309.9	$0.9	$310.8	$5.6
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2014	31,229,064
Issuance associated with options exercised	3,434
Issuance associated with vested restricted stock units	45,496
Issuance upon conversion of exchangeable notes	1,207
Balance at September 30, 2014	31,279,201

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

6. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table summarizes the activity within accumulated other comprehensive (loss) income for the nine months ended September 30, 2014:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2014	$45.8	$(32.0)	$13.8
Current period currency translation adjustments	(61.7)	2.1	(59.6)
Amortization of net actuarial losses	—	0.7	0.7
Deferred tax benefit on pension and other postretirement liability adjustments	—	(0.3)	(0.3)
Balance at September 30, 2014	$(15.9)	$(29.5)	$(45.4)
A summary of reclassifications out of accumulated other comprehensive (loss) income for the nine months ended September 30, 2014 is provided below:

Description of reclassifications out of accumulated other comprehensive (loss) income	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses, before tax	$(0.7)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.3
Losses reclassified into earnings, net of tax	$(0.4)
(a) This component of accumulated other comprehensive (loss) income is included in the computation of net periodic benefit expense (income) and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).
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
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended September 30, 2014	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$466.7	$328.4	$13.9	$90.3	$255.3	$122.9		$1,277.5
Intersegment revenues	1.3	33.9	1.7	1.5	3.8	10.6	$(52.8)	—
Total revenues	$468.0	$362.3	$15.6	$91.8	$259.1	$133.5	$(52.8)	$1,277.5
Segment income	$26.4	$38.1	$—	$2.9	$20.0	$5.3		$92.7

Three months ended September 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$293.0	$329.6	$3.7	$88.3	$230.2	$128.6		$1,073.4
Intersegment revenues	0.6	26.6	4.2	1.8	2.3	6.0	$(41.5)	—
Total revenues	$293.6	$356.2	$7.9	$90.1	$232.5	$134.6	$(41.5)	$1,073.4
Segment income	$21.5	$37.1	$—	$4.3	$15.7	$3.7		$82.3

Nine months ended September 30, 2014	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$1,146.0	$972.9	$30.5	$272.7	$734.6	$401.2		$3,557.9
Intersegment revenues	2.4	96.4	6.3	5.1	6.5	23.4	$(140.1)	—
Total revenues	$1,148.4	$1,069.3	$36.8	$277.8	$741.1	$424.6	$(140.1)	$3,557.9
Segment income	$75.8	$110.6	$—	$9.8	$46.2	$15.2		$257.6

Nine months ended September 30, 2013	RPNA	RPEU	RPAP	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$929.5	$1,003.7	$6.3	$267.0	$700.2	$404.4		$3,311.1
Intersegment revenues	1.6	100.4	7.4	6.1	5.3	25.4	$(146.2)	—
Total revenues	$931.1	$1,104.1	$13.7	$273.1	$705.5	$429.8	$(146.2)	$3,311.1
Segment income (loss)	$77.6	$114.9	$(0.2)	$11.9	$39.1	$10.1		$253.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table reconciles total segment income to “Income (loss) before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment income	$92.7	$82.3	$257.6	$253.4
Unallocated amounts:
Depreciation and amortization	(41.5)	(31.4)	(112.2)	(93.3)
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(16.3)	(14.8)	(49.9)	(36.1)
Restructuring charges	(1.9)	(1.0)	(4.6)	(11.4)
Interest expense, net	(27.5)	(26.2)	(80.8)	(71.8)
Unallocated gains (losses) on derivative financial instruments	15.9	(3.2)	7.4	(3.0)
Unallocated currency exchange gains (losses)	8.3	(2.7)	7.5	(2.7)
Start-up expenses	(3.8)	(7.6)	(19.2)	(31.0)
Other expense, net	(1.3)	(1.2)	(4.3)	(2.4)
Income (loss) before income taxes	$24.6	$(5.8)	$1.5	$1.7
The following table shows our reportable segment assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Assets
RPNA	$793.4	$524.7
RPEU	720.8	699.2
RPAP	430.5	439.4
Extrusions	147.3	141.8
RSAA	323.4	294.5
RSEU	185.8	183.7
Unallocated assets	159.3	189.6
Total consolidated assets	$2,760.5	$2,472.9
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
During the nine months ended September 30, 2014, we granted 1,007,533 stock options and 342,764 restricted stock units to certain members of our management and directors. We recorded compensation expense associated with stock options, restricted stock units and restricted shares of $2.8 and $11.0 during the three and nine months ended September 30, 2014, respectively, and $5.8 and $11.2 during the three and nine months ended September 30, 2013, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

9. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. A Canadian subsidiary with a valuation allowance has experienced improved earnings which we are forecasting to continue. As a result, we have determined that $8.6 of the valuation allowance in that jurisdiction is no longer required.
As of September 30, 2014, we have $3.0 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of September 30, 2014, we had approximately $0.4 of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination. The IRS completed an examination of our tax returns for the years ended December 31, 2011 and 2010, which it commenced during the first quarter of 2013. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense (income) are as follows:

	U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$0.8	$0.9	$2.3	$2.7
Interest cost	1.8	1.6	5.4	4.9
Amortization of net actuarial losses	—	0.3	—	1.0
Expected return on plan assets	(2.6)	(2.3)	(7.8)	(7.0)
Settlement loss	—	0.2	—	0.2
Net periodic benefit expense (income)	$—	$0.7	$(0.1)	$1.8

	Non U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$1.0	$1.0	$2.9	$3.0
Interest cost	1.9	1.7	5.8	5.2
Amortization of net actuarial losses	0.3	0.4	1.0	1.2
Expected return on plan assets	—	—	(0.1)	(0.1)
Net periodic benefit expense	$3.2	$3.1	$9.6	$9.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.5	0.4	1.3	1.3
Amortization of net actuarial (gains) losses	(0.1)	0.1	(0.3)	0.3
Net postretirement benefit expense	$0.4	$0.6	$1.1	$1.8
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At September 30, 2014 and December 31, 2013, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of September 30, 2014 and December 31, 2013, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	September 30, 2014		December 31, 2013
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$20.1	$(15.7)	$13.3	$(17.0)
Natural gas	0.3	(0.1)	0.4	—
Total	20.4	(15.8)	13.7	(17.0)
Effect of counterparty netting	(12.6)	12.6	(12.3)	12.3
Net derivatives as classified in the balance sheet	$7.8	$(3.2)	$1.4	$(4.7)
The fair value of our derivative financial instruments at September 30, 2014 and December 31, 2013 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
Metal	Prepaid expenses and other current assets	$6.7	$1.0
	Other long-term assets	0.8	—
Natural gas	Prepaid expenses and other current assets	0.3	0.4
Total		$7.8	$1.4

Liability Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
Metal	Accrued liabilities	$2.7	$1.7
	Other long-term liabilities	0.4	3.0
Natural gas	Accrued liabilities	0.1	—
Total		$3.2	$4.7

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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and the level in the fair value hierarchy:

	Fair value measurements at September 30, 2014 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$20.4	$—	$20.4	$—
Derivative liabilities	(15.8)	—	(15.8)	—
Net derivative assets	$4.6	$—	$4.6	$—

	Fair value measurements at December 31, 2013 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$13.7	$—	$13.7	$—
Derivative liabilities	(17.0)	—	(17.0)	—
Net derivative liabilities	$(3.3)	$—	$(3.3)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized losses (gains) on derivative financial instruments totaled the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Metal	$22.6	$(6.1)	$17.6	$(24.8)
Natural gas	0.3	0.6	(1.9)	0.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2014 and December 31, 2013, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2014 and December 31, 2013, we had 3.0 trillion and 2.9 trillion of British thermal unit swap contracts, respectively.
Currency Exchange Hedging
From time to time, we may enter into currency forwards, futures, call options and similar derivative financial instruments to limit our exposure to fluctuations in currency exchange rates. As of September 30, 2014 and December 31, 2013, no currency derivative contracts were outstanding.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Other Financial Instruments
The carrying amount and fair values of our other financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$37.8	$37.8	$60.1	$60.1
ABL facility	208.0	208.0	—	—
Exchangeable notes	44.2	63.3	44.2	72.7
7 5/8% senior notes	495.2	500.0	494.1	530.0
7 7/8% senior notes	493.3	498.8	492.5	531.3
Zhenjiang term loans	191.1	192.1	192.2	193.2
Zhenjiang revolver	19.6	19.8	—	—
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of September 30, 2014 and December 31, 2013:

	Fair value measurements at September 30, 2014 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$37.8	$37.8	$—	$—
ABL facility	208.0	—	208.0	—
Exchangeable notes	63.3	—	—	63.3
7 5/8% senior notes	500.0	500.0	—	—
7 7/8% senior notes	498.8	498.8	—	—
Zhenjiang term loans	192.1	—	—	192.1
Zhenjiang revolver	19.8	—	—	19.8

	Fair value measurements at December 31, 2013 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$60.1	$60.1	$—	$—
Exchangeable notes	72.7	—	—	72.7
7 5/8% senior notes	530.0	530.0	—	—
7 7/8% senior notes	531.3	531.3	—	—
Zhenjiang term loans	193.2	—	—	193.2
The principal amount of the ABL facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.9% as of September 30, 2014 and 2.3% as of December 31, 2013 and expected equity volatility of 53%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

12. BUSINESS COMBINATIONS
On April 1, 2014, we acquired Nichols Aluminum, LLC (“Nichols”), a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for cash consideration of $110.0, less an adjustment of $2.6 based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2014). The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama and Lincolnshire, Illinois. We acquired the Nichols assets in a taxable transaction and as a result established a new tax basis in the acquired assets equal to the fair market value at the acquisition date.
We incurred transaction related expenses totaling approximately $2.9, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive (Loss) Income.
The acquisition was accounted for as a business combination, with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. The following table presents a preliminary allocation of the Nichols acquisition purchase price. The purchase price allocation remains preliminary as management continues to evaluate the valuation of the environmental remediation liabilities and the related receivables associated with the acquired operations.

Accounts receivable	$40.1
Inventories	47.8
Property, plant and equipment	71.3
Intangible assets	2.9
Other assets	11.9
Total assets acquired	174.0
Accounts payable	46.8
Accrued expenses and other liabilities	22.0
Total liabilities assumed	68.8
Net assets acquired	105.2
Goodwill resulting from purchase	2.2
Total consideration transferred	$107.4
Recognized goodwill of $2.2 is attributable to anticipated synergies with Nichols, and is deductible for tax purposes. Intangible assets include estimated amounts recognized for the fair value of customer relationships. These intangible assets have a weighted average useful life of approximately 15 years. The valuation of the intangible assets acquired was based on management’s estimates, available information, and reasonable and supportable assumptions. The fair value of these assets was estimated using the income approach.
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
The operating results of Nichols were reported within the RPNA segment from the date of acquisition, which includes revenues of $240.5. The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are included herein.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of September 30, 2014 and December 31, 2013. The condensed consolidating statements of comprehensive (loss) income are presented for the three and nine months ended September 30, 2014 and 2013. The condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2014 and 2013.
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
The condensed consolidating statement of cash flows for the nine months ended September 30, 2013 has been restated to revise the presentation of cash flows related to intercompany loans. The revisions significantly changed the classification of certain intercompany cash flows as operating, investing and financing activities; however, there was no change in the total net cash flows of Aleris Corporation, Aleris International, Inc. or the Guarantor Subsidiaries. There was no impact to the condensed consolidating statements of comprehensive (loss) income or to the consolidated financial statements for the three and nine months ended September 30, 2013 as a result of these presentation changes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$0.4	$2.2	$35.2	$—	$37.8
Accounts receivable, net	—	—	231.3	308.3	—	539.6
Inventories	—	—	335.9	472.6	—	808.5
Deferred income taxes	—	—	0.2	6.9	—	7.1
Prepaid expenses and other current assets	—	0.6	15.0	22.5	—	38.1
Intercompany receivables	—	614.0	546.4	211.2	(1,371.6)	—
Total Current Assets	—	615.0	1,131.0	1,056.7	(1,371.6)	1,431.1
Property, plant and equipment, net	—	—	407.9	757.0	—	1,164.9
Intangible assets, net	—	—	28.8	15.9	—	44.7
Deferred income taxes	—	—	—	45.2	—	45.2
Other long-term assets	—	9.3	7.2	58.1	—	74.6
Intercompany receivables	—	4.3	—	—	(4.3)	—
Investments in subsidiaries	314.2	1,550.4	118.0	—	(1,982.6)	—
Total Assets	$314.2	$2,179.0	$1,692.9	$1,932.9	$(3,358.5)	$2,760.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$0.9	$190.7	$240.6	$—	$432.2
Accrued liabilities	—	21.3	69.5	118.4	—	209.2
Deferred income taxes	—	—	—	3.9	—	3.9
Current portion of long-term debt	—	—	0.5	12.4	—	12.9
Intercompany payables	—	596.3	683.6	91.7	(1,371.6)	—
Total Current Liabilities	—	618.5	944.3	467.0	(1,371.6)	658.2
Long-term debt	—	1,240.7	0.5	215.7	—	1,456.9
Deferred income taxes	—	—	0.2	—	—	0.2
Accrued pension benefits	—	—	25.8	182.1	—	207.9
Accrued postretirement benefits	—	—	40.0	—	—	40.0
Other long-term liabilities	—	—	33.0	47.9	—	80.9
Intercompany payables	4.3	—	—	—	(4.3)	—
Total Long-Term Liabilities	4.3	1,240.7	99.5	445.7	(4.3)	1,785.9
Redeemable noncontrolling interest	—	5.6	—	—	—	5.6
Total equity	309.9	314.2	649.1	1,019.3	(1,982.6)	309.9
Noncontrolling interest	—	—	—	0.9	—	0.9
Total Liabilities and Equity	$314.2	$2,179.0	$1,692.9	$1,932.9	$(3,358.5)	$2,760.5

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$665.9	$652.2	$(40.6)	$1,277.5
Cost of sales	—	—	620.7	579.2	(40.6)	1,159.3
Gross profit	—	—	45.2	73.0	—	118.2
Selling, general and administrative expenses	—	0.1	34.3	33.9	—	68.3
Restructuring charges	—	—	0.4	1.5	—	1.9
Losses on derivative financial instruments	—	—	0.9	6.1	—	7.0
Other operating expense, net	—	—	0.2	1.1	—	1.3
Operating (loss) income	—	(0.1)	9.4	30.4	—	39.7
Interest expense, net	—	—	23.3	4.2	—	27.5
Other income, net	—	—	(1.9)	(10.5)	—	(12.4)
Equity in net (earnings) loss of affiliates	(26.5)	(26.6)	0.2	—	52.9	—
Income (loss) before income taxes	26.5	26.5	(12.2)	36.7	(52.9)	24.6
Benefit from income taxes	—	—	—	(2.1)	—	(2.1)
Net income (loss)	26.5	26.5	(12.2)	38.8	(52.9)	26.7
Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income (loss) attributable to Aleris Corporation	$26.5	$26.5	$(12.2)	$38.6	$(52.9)	$26.5

Comprehensive loss	$(27.1)	$(27.1)	$(11.0)	$(14.6)	$52.9	$(26.9)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive loss attributable to Aleris Corporation	$(27.1)	$(27.1)	$(11.0)	$(14.8)	$52.9	$(27.1)

	For the nine months ended September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,715.6	$1,919.3	$(77.0)	$3,557.9
Cost of sales	—	—	1,611.3	1,738.3	(77.0)	3,272.6
Gross profit	—	—	104.3	181.0	—	285.3
Selling, general and administrative expenses	—	0.2	99.7	99.2	—	199.1
Restructuring charges	—	—	1.1	3.5	—	4.6
(Gains) losses on derivative financial instruments	—	—	(0.8)	9.2	—	8.4
Other operating expense, net	—	—	0.8	3.2	—	4.0
Operating (loss) income	—	(0.2)	3.5	65.9	—	69.2
Interest expense, net	—	—	68.7	12.1	—	80.8
Other income, net	—	—	(7.3)	(5.8)	—	(13.1)
Equity in net loss (earnings) of affiliates	8.6	8.4	(1.0)	—	(16.0)	—
(Loss) income before income taxes	(8.6)	(8.6)	(56.9)	59.6	16.0	1.5
Provision for income taxes	—	—	—	9.2	—	9.2
Net (loss) income	(8.6)	(8.6)	(56.9)	50.4	16.0	(7.7)
Net income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Net (loss) income attributable to Aleris Corporation	$(8.6)	$(8.6)	$(56.9)	$49.5	$16.0	$(8.6)

Comprehensive loss	$(67.8)	$(67.8)	$(55.8)	$(8.5)	$133.0	$(66.9)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Comprehensive loss attributable to Aleris Corporation	$(67.8)	$(67.8)	$(55.8)	$(9.4)	$133.0	$(67.8)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$476.4	$599.0	$(2.0)	$1,073.4
Cost of sales	—	—	447.6	547.1	(2.0)	992.7
Gross profit	—	—	28.8	51.9	—	80.7
Selling, general and administrative expenses	—	0.1	28.6	27.7	—	56.4
Restructuring charges	—	—	0.8	0.2	—	1.0
Losses (gains) on derivative financial instruments	—	—	0.5	(2.8)	—	(2.3)
Other operating expense, net	—	—	0.6	0.2	—	0.8
Operating (loss) income	—	(0.1)	(1.7)	26.6	—	24.8
Interest expense, net	—	—	22.5	3.7	—	26.2
Other (income) expense, net	—	—	(0.6)	5.0	—	4.4
Equity in net loss (earnings) of affiliates	7.3	7.2	(8.1)	—	(6.4)	—
(Loss) income before income taxes	(7.3)	(7.3)	(15.5)	17.9	6.4	(5.8)
Provision for income taxes	—	—	—	1.3	—	1.3
Net (loss) income	(7.3)	(7.3)	(15.5)	16.6	6.4	(7.1)
Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income attributable to Aleris Corporation	$(7.3)	$(7.3)	$(15.5)	$16.4	$6.4	$(7.3)

Comprehensive income (loss)	$23.1	$23.1	$(12.8)	$43.7	$(53.8)	$23.3
Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive income (loss) attributable to Aleris Corporation	$23.1	$23.1	$(12.8)	$43.5	$(53.8)	$23.1

	For the nine months ended September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,494.7	$1,822.6	$(6.2)	$3,311.1
Cost of sales	—	—	1,406.7	1,666.6	(6.2)	3,067.1
Gross profit	—	—	88.0	156.0	—	244.0
Selling, general and administrative expenses	—	0.2	80.6	95.6	—	176.4
Restructuring charges	—	—	3.1	8.3	—	11.4
Gains on derivative financial instruments	—	—	(13.3)	(8.1)	—	(21.4)
Other operating expense (income), net	—	—	1.0	(0.6)	—	0.4
Operating (loss) income	—	(0.2)	16.6	60.8	—	77.2
Interest expense, net	—	—	66.4	5.4	—	71.8
Other (income) expense, net	—	—	(1.7)	5.4	—	3.7
Equity in net loss (earnings) of affiliates	8.1	7.9	(9.1)	—	(6.9)	—
(Loss) income before income taxes	(8.1)	(8.1)	(39.0)	50.0	6.9	1.7
Provision for income taxes	—	—	—	9.0	—	9.0
Net (loss) income	(8.1)	(8.1)	(39.0)	41.0	6.9	(7.3)
Net income attributable to noncontrolling interest	—	—	—	0.8	—	0.8
Net (loss) income attributable to Aleris Corporation	$(8.1)	$(8.1)	$(39.0)	$40.2	$6.9	$(8.1)

Comprehensive income (loss)	$16.9	$16.9	$(35.0)	$61.6	$(42.7)	$17.7
Comprehensive income attributable to noncontrolling interest	—	—	—	0.8	—	0.8
Comprehensive income (loss) attributable to Aleris Corporation	$16.9	$16.9	$(35.0)	$60.8	$(42.7)	$16.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the nine months ended September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.0	$(140.3)	$47.0	$53.8	$1.8	$(36.7)
Investing activities
Payments for property, plant and equipment	—	—	(47.3)	(61.7)	—	(109.0)
Purchase of a business	—	—	(77.8)	(29.6)	—	(107.4)
Disbursements of intercompany loans	—	(15.0)	(10.8)	(87.0)	112.8	—
Repayments from intercompany loans	—	15.0	12.0	50.0	(77.0)	—
Equity contributions in subsidiaries	—	(107.4)	—	—	107.4	—
Other	—	—	1.7	6.4	—	8.1
Net cash used by investing activities	—	(107.4)	(122.2)	(121.9)	143.2	(208.3)
Financing activities
Proceeds from the ABL facility	—	322.0	—	15.0	—	337.0
Payments on the ABL facility	—	(114.0)	—	(15.0)	—	(129.0)
Proceeds from Zhenjiang revolver	—	—	—	19.8	—	19.8
Net (payments on) proceeds from other long-term debt	—	—	(0.4)	0.8	—	0.4
Dividend paid	—	—	—	(0.7)	0.7	—
Proceeds from intercompany loans	—	82.0	5.0	25.8	(112.8)	—
Repayments on intercompany loans	—	(45.0)	(5.0)	(27.0)	77.0	—
Proceeds from intercompany equity contributions	—	—	77.8	29.6	(107.4)	—
Other	(1.0)	(0.6)	—	(0.2)	—	(1.8)
Net cash (used) provided by financing activities	(1.0)	244.4	77.4	48.1	(142.5)	226.4
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(3.7)	—	(3.7)
Net (decrease) increase in cash and cash equivalents	—	(3.3)	2.2	(23.7)	2.5	(22.3)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	$—	$0.4	$2.2	$35.2	$—	$37.8

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the nine months ended September 30, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$135.1	$132.5	$35.3	$(178.6)	$(141.6)	$(17.3)
Investing activities
Payments for property, plant and equipment	—	—	(50.2)	(132.6)	—	(182.8)
Disbursements of intercompany loans	—	(40.0)	(48.1)	—	88.1	—
Repayments from intercompany loans	—	40.0	63.0	0.9	(103.9)	—
Equity contributions in subsidiaries	—	(280.8)	(16.8)	—	297.6	—
Return of investments in subsidiaries	180.9	—	—	—	(180.9)	—
Other	—	—	(0.3)	1.6	—	1.3
Net cash provided (used) by investing activities	180.9	(280.8)	(52.4)	(130.1)	100.9	(181.5)
Financing activities
Proceeds from the ABL facility	—	10.3	—	10.1	—	20.4
Payments on the ABL facility	—	(10.3)	—	(10.1)	—	(20.4)
Proceeds from Zhenjiang term loans	—	—	—	0.2	—	0.2
Proceeds from Zhenjiang revolver	—	—	—	4.1	—	4.1
Net proceeds from other long-term debt	—	—	—	(2.8)	—	(2.8)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Dividends paid	(313.0)	(313.0)	—	(9.8)	322.8	(313.0)
Proceeds from intercompany loans	—	—	—	88.1	(88.1)	—
Repayments on intercompany loans	—	—	(0.9)	(103.0)	103.9	—
Proceeds from intercompany equity contributions	—	—	18.0	279.6	(297.6)	—
Other	(3.0)	(0.5)	—	(0.4)	—	(3.9)
Net cash (used) provided by financing activities	(316.0)	(313.5)	17.1	247.1	41.0	(324.3)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	1.5	—	1.5
Net decrease in cash and cash equivalents	—	(461.8)	—	(60.1)	0.3	(521.6)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	$—	$10.6	$—	$61.5	$(0.8)	$71.3
14. SUBSEQUENT EVENT
On October 17, 2014, we entered into a purchase and sale agreement with Signature Group Holdings (“Signature”) and certain of its affiliates to sell our North American and European recycling and specification alloys businesses. These businesses include substantially all of the operations and assets included in the RSAA and RSEU segments. Signature has agreed to pay an aggregate of $525.0 in cash and preferred shares for the businesses, subject to customary post-closing adjustments. A portion of the proceeds will be placed into escrow to secure our indemnification obligations under the agreement. The transaction is expected to close in the coming months following customary regulatory approvals and closing conditions. We anticipate recording a gain on the sale at that time.
We evaluated the criteria prescribed by GAAP for recording a disposal group as held for sale and discontinued operations. This criteria was not met at September 30, 2014. Therefore, we did not present this disposal group as a discontinued operation in the accompanying Consolidated Balance Sheet and Consolidated Statements of Comprehensive (Loss) Income.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table presents the assets and liabilities of the recycling and specification alloys businesses as of September 30, 2014:

September 30, 2014
Current Assets
Cash and cash equivalents	$11.7
Accounts receivable, net	152.4
Inventories	158.5
Prepaid expenses and other current assets	9.1
Total Current Assets	$331.7
Non-Current Assets
Property, plant and equipment, net	$188.9
Other long-term assets	6.8
Total Non-Current Assets	$195.7
Current Liabilities
Accounts payable	$138.6
Accrued liabilities	42.5
Total Current Liabilities	$181.1
Long-Term Liabilities
Accrued pension benefits	34.5
Other long-term liabilities	30.2
Total Long-Term Liabilities	$64.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our business, our operating segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and nine months ended September 30, 2014 and 2013;

▪
Liquidity and Capital Resources - an analysis and discussion of our cash flows for the nine months ended September 30, 2014 and 2013, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three and nine months ended September 30, 2014 and 2013.

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
On October 17, 2014, we entered into a definitive agreement to sell our North American and European recycling and specification alloys businesses to Signature Group Holdings (“Signature”) and certain of its affiliates. These businesses include substantially all of the operations and assets included in our Recycling and Specification Alloys North America (“RSAA”) and Recycling and Specification Alloys Europe (“RSEU”) segments. Signature has agreed to pay an aggregate of $525.0 million in cash and preferred shares for the businesses, subject to customary post-closing adjustments. A portion of the proceeds will be placed into escrow to secure our indemnification obligations under the agreement. The closing of the transaction is subject to certain regulatory approvals and customary closing conditions. We anticipate recording a gain on the sale at that time. The sale includes 18 production facilities in North America and six in Europe. The criteria for presenting these businesses as discontinued operations were not met at September 30, 2014.
On September 24, 2014, we announced that we will invest $350 million to upgrade capabilities at our aluminum rolling mill in Lewisport, Kentucky. The investment positions us to meet anticipated significant growth in demand for auto body sheet in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We are currently a leading supplier of auto body sheet to the European premium automotive industry, which has led the transition to aluminum, in an effort to meet tighter emissions standards.
On April 1, 2014, we acquired Nichols Aluminum, LLC (“Nichols”), a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for $107.4 million. The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama, and Lincolnshire, Illinois. The acquisition has been accounted for as a business combination, with the purchase price allocated based on the fair value of the assets acquired and the liabilities assumed. The operating results of Nichols have been reported within our Rolled Products North America (“RPNA”) segment from the date of acquisition.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices and local premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 71% of our costs of sales for the nine months ended September 30, 2014. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended September 30, 2014 and 2013 were $1,989 and $1,781, respectively, which represents an increase of approximately 12%. Average LME aluminum prices per ton for the nine months ended September 30, 2014 and 2013 were $1,832 and $1,872, respectively, which represents a decrease of approximately 2%.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Rolled Products North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	141.6	91.2	361.0	286.7

Segment revenues	$468.0	$293.6	$1,148.4	$931.1
Hedged cost of metal	(305.5)	(180.9)	(724.4)	(576.4)
Unfavorable (favorable) metal price lag	2.1	(1.2)	(4.4)	(3.2)
Segment commercial margin	$164.6	$111.5	$419.6	$351.5
Segment commercial margin per ton invoiced	$1,162.5	$1,222.5	$1,162.3	$1,226.1

Segment income	$26.4	$21.5	$75.8	$77.6
Impact of recording inventory at fair value through purchase accounting	2.5	—	5.6	—
Unfavorable (favorable) metal price lag	2.1	(1.2)	(4.4)	(3.2)
Segment Adjusted EBITDA (1)	$31.0	$20.4	$76.9	$74.4
Segment Adjusted EBITDA per ton invoiced	$219.1	$223.4	$213.0	$259.5

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Rolled Products Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	86.9	84.6	259.7	264.1

Segment revenues	$362.3	$356.2	$1,069.3	$1,104.1
Hedged cost of metal	(206.8)	(202.2)	(595.7)	(630.6)
Favorable metal price lag	(4.0)	(4.0)	(20.4)	(13.5)
Segment commercial margin	$151.5	$150.0	$453.2	$460.0
Segment commercial margin per ton invoiced	$1,743.5	$1,773.1	$1,745.3	$1,741.5

Segment income	$38.1	$37.1	$110.6	$114.9
Impact of recording inventory at fair value through purchase accounting	—	—	—	(0.1)
Favorable metal price lag	(4.0)	(4.0)	(20.4)	(13.5)
Segment Adjusted EBITDA (1)	$34.2	$33.1	$90.2	$101.3
Segment Adjusted EBITDA per ton invoiced	$393.1	$391.6	$347.3	$383.5

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment loss and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Rolled Products Asia Pacific	(dollars in millions, volume in thousands of tons)
Segment metric tons invoiced	3.8	1.9	8.9	3.1

Segment revenues	$15.6	$7.9	$36.8	$13.7
Hedged cost of metal	(15.6)	(7.9)	(36.8)	(13.9)
Segment commercial margin	$—	$—	$—	$(0.2)

Segment loss	$—	$—	$—	$(0.2)
Segment Adjusted EBITDA	$—	$—	$—	$(0.2)

Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. The following table shows total start-up expenses and total depreciation expense for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in millions)
Start-up expense	$2.3	$6.9	$13.5	$26.8
Depreciation expense	6.0	5.6	18.4	11.6
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Extrusions	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment metric tons invoiced	19.2	17.4	57.2	53.2

Segment revenues	$91.8	$90.1	$277.8	$273.1
Hedged cost of metal	(50.7)	(48.8)	(150.7)	(148.6)
Favorable metal price lag	(0.6)	—	(2.5)	(1.3)
Segment commercial margin	$40.5	$41.3	$124.6	$123.2
Segment commercial margin per ton invoiced	$2,117.7	$2,369.9	$2,178.3	$2,313.6

Segment income	$2.9	$4.3	$9.8	$11.9
Favorable metal price lag	(0.6)	—	(2.5)	(1.3)
Segment Adjusted EBITDA	$2.3	$4.3	$7.3	$10.6
Segment Adjusted EBITDA per ton invoiced	$121.9	$248.7	$127.9	$199.0
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	95.9	95.5	284.2	283.6
Segment toll metric tons invoiced	117.5	120.6	337.6	364.4
Segment metric tons invoiced	213.4	216.1	621.8	648.0

Segment revenues	$259.1	$232.5	$741.1	$705.5
Hedged cost of metal	(175.6)	(156.6)	(509.4)	(487.9)
Segment commercial margin	$83.5	$75.9	$231.7	$217.6
Segment commercial margin per ton invoiced	$391.3	$351.5	$372.6	$335.7

Segment income	$20.0	$15.7	$46.2	$39.1
Segment Adjusted EBITDA	20.0	15.7	46.2	39.1
Segment Adjusted EBITDA per ton invoiced	93.4	72.8	74.3	60.4
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

Segment metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Segment buy and sell metric tons invoiced	43.1	47.2	138.4	149.0
Segment toll metric tons invoiced	49.8	42.8	148.6	129.7
Segment metric tons invoiced	92.9	90.0	287.0	278.7

Segment revenues	$133.5	$134.6	$424.6	$429.8
Hedged cost of metal	(86.3)	(90.0)	(275.5)	(293.6)
Segment commercial margin	$47.2	$44.6	$149.1	$136.2
Segment commercial margin per ton invoiced	$507.6	$495.1	$519.4	$488.6

Segment income	$5.3	$3.7	$15.2	$10.1
Segment Adjusted EBITDA	5.3	3.7	15.2	10.1
Segment Adjusted EBITDA per ton invoiced	56.8	41.2	52.9	36.2
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and cannot reduce our exposure to changing premium differentials. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At September 30, 2014 and December 31, 2013, no cash collateral was posted.
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
Seasonality and Management Outlook
Certain of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling and specification alloys business experiences greater demand in the spring season due to stronger demand from the automotive industry and demand from customers serving the beverage can industry. Such factors typically result in higher operating income in our second and third quarters, followed by our first and fourth quarters.
We estimate fourth quarter 2014 segment income and Adjusted EBITDA will be lower than the third quarter of 2014, due to normal seasonality, and higher than the fourth quarter of 2013. Factors influencing anticipated fourth quarter 2014 performance as compared to fourth quarter 2013 include:

▪	improved building and construction volumes;

▪	demand for auto body sheet is expected to continue to increase;

▪	aerospace sales mix and margin pressures;

▪	competitive imports negatively impacting margins; and

▪	improved scrap flow and spreads.
Capital expenditures during the fourth quarter of 2014 are expected to be higher than the fourth quarter of 2013 and the previous quarters of 2014 primarily due to the auto body sheet investment in Lewisport, Kentucky. We currently estimate capital spending of $185 million for the year ending December 31, 2014.
Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues for the three months ended September 30, 2014 increased $204.1 million when compared to the prior year period. An 11% increase in volumes contributed approximately $146.0 million to the revenue increase. The increased volumes are the result of the acquisition of Nichols, whose facilities generated approximately $125.0 million of revenue in the third quarter of 2014, and strong demand from the automotive, building and construction and transportation industries, which more than offset lower aerospace volumes. In addition, higher aluminum prices and regional premiums, partially offset by lower rolling margins, contributed approximately $61.0 million to the increase in revenue.
Gross profit for the three months ended September 30, 2014 was $118.2 million compared to $80.7 million for the three months ended September 30, 2013. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, favorably impacted gross profit for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 by an estimated $26.1 million. Gross profit increased by approximately $25.0 million as a result of improved metal and scrap spreads, increased volumes and productivity related savings in excess of inflation. In addition, start-up expenses decreased $4.6 million primarily due to increased shipment and production levels at the Zhenjiang rolling mill. These favorable impacts were partially offset by lower rolling margins and a weaker product mix, as well as higher depreciation expense of $9.0 million.
SG&A expenses were $68.3 million for the three months ended September 30, 2014 as compared to $56.4 million for the three months ended September 30, 2013. The $11.9 million increase primarily resulted from the acquisition of Nichols, increases in employee costs, professional fees and business development costs, totaling approximately $10.9 million, and an increase in depreciation expense of approximately $1.1 million. These increases were partially offset by a $3.0 million decrease in stock-based compensation expense due to the accelerated vesting conditions for certain stock options granted to our chief executive officer during the third quarter of 2013.
During the three months ended September 30, 2014 and 2013, we recorded realized losses (gains) on derivative financial instruments of $22.9 million and $(5.4) million, respectively, and unrealized (gains) losses of $(15.9) million and $3.2 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our 2014 third quarter results was a change in other (income) expense, which improved by $16.8 million primarily due to the strengthening of the U.S. dollar during the third quarter of 2014 and the resulting currency exchange gains. In addition, a favorable change of $3.4 million in (benefit from) provision for income taxes resulted primarily from the reversal of $8.6 million of valuation allowances during the period.

The following table presents key financial and operating data on a consolidated basis for the three months ended September 30, 2014 and 2013:

	For the three months ended
	September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Revenues	$1,277.5	$1,073.4	$204.1	19%
Cost of sales	1,159.3	992.7	166.6	17
Gross profit	118.2	80.7	37.5	46
Gross profit as a percentage of revenues	9.3%	7.5%	1.8%	24
Selling, general and administrative expenses	68.3	56.4	11.9	21
Restructuring charges	1.9	1.0	0.9	*
Losses (gains) on derivative financial instruments	7.0	(2.3)	9.3	*
Other operating expense, net	1.3	0.8	0.5	*
Operating income	39.7	24.8	14.9	60
Interest expense, net	27.5	26.2	1.3	5
Other (income) expense, net	(12.4)	4.4	(16.8)	*
Income (loss) before income taxes	24.6	(5.8)	30.4	*
(Benefit from) provision for income taxes	(2.1)	1.3	(3.4)	*
Net income (loss)	26.7	(7.1)	33.8	*
Net income attributable to noncontrolling interest	0.2	0.2	—	—%
Net income (loss) attributable to Aleris Corporation	$26.5	$(7.3)	$33.8	*

Total segment income	$92.7	$82.3	$10.4	13%
Depreciation and amortization	(41.5)	(31.4)	(10.1)	32
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(16.3)	(14.8)	(1.5)	10
Interest expense, net	(27.5)	(26.2)	(1.3)	5
Unallocated gains (losses) on derivative financial instruments	15.9	(3.2)	19.1	*
Unallocated currency exchange gains (losses)	8.3	(2.7)	11.0	*
Restructuring charges	(1.9)	(1.0)	(0.9)	*
Start-up expenses	(3.8)	(7.6)	3.8	(50)
Other expense, net	(1.3)	(1.2)	(0.1)	8
Income (loss) before income taxes	$24.6	$(5.8)	$30.4	*

* Result is not meaningful.

Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	September 30,
	2014	2013	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$468.0	$293.6	$174.4	59%
RPEU	362.3	356.2	6.1	2
RPAP	15.6	7.9	7.7	*
Extrusions	91.8	90.1	1.7	2
RSAA	259.1	232.5	26.6	11
RSEU	133.5	134.6	(1.1)	(1)
Intersegment revenues	(52.8)	(41.5)	(11.3)	*
Consolidated revenues	$1,277.5	$1,073.4	$204.1	19%

Metric tons invoiced:
RPNA	141.6	91.2	50.4	55%
RPEU	86.9	84.6	2.3	3
RPAP	3.8	1.9	1.9	*
Extrusions	19.2	17.4	1.8	10
RSAA	213.4	216.1	(2.7)	(1)
RSEU	92.9	90.0	2.9	3
Intersegment shipments	(16.4)	(15.4)	(1.0)	*
Total metric tons invoiced	541.4	485.7	55.7	11%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 19% increase in our consolidated third quarter revenues from 2013 to 2014:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$19.0	6%	$19.0	5%	$3.0	4%	$18.0	7%	$2.0	1%	$61.0	4%
Commercial price	(2.0)	—	(4.0)	(1)	(1.0)	(1)	4.0	2	—	—	(3.0)	2
Volume/Mix	157.0	53	(10.0)	(2)	(1.0)	(1)	4.0	2	(4.0)	(3)	146.0	14
Currency	—	—	1.0	—	—	—	—	—	—	1	1.0	—
Other	0.4	*	0.1	*	0.7	*	0.6	*	0.9	*	2.7	—
Total	$174.4	59%	$6.1	2%	$1.7	2%	$26.6	11%	$(1.1)	(1)%	$207.7	20%
RPAP and intersegment revenues											(3.6)	1
Total											$204.1	19%

* Result is not meaningful.

Rolled Products North America Revenues
RPNA revenues for the three months ended September 30, 2014 increased $174.4 million compared to the three months ended September 30, 2013. This increase was primarily due to the following:

▪
a 55% increase in shipments resulted in increased revenues of approximately $157.0 million. The increased shipments primarily related to the acquired Nichols business as well as increased volumes from the building and construction and transportation industries; and

▪
higher LME aluminum prices and Midwest Premium, which increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $19.0 million of the increase in revenues.

These increases were partially offset by pricing pressure from competitive imports resulting from the high Midwest Premium, which resulted in a reduction of revenue of approximately $2.0 million.
Rolled Products Europe Revenues
RPEU revenues for the three months ended September 30, 2014 increased $6.1 million compared to the three months ended September 30, 2013. The increase was primarily due to higher LME aluminum prices and regional premiums, which increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $19.0 million of the increase in revenues.
This increase was partially offset by:

▪
an unfavorable mix of products sold, which more than offset a 3% increase in shipments and resulted in a reduction of revenues of approximately $10.0 million. The continuing impact of an inventory overhang at major aircraft manufacturers led to an 11% reduction in aerospace volumes, while demand from the automotive industry remained strong, increasing 36% from the prior year. In addition, operational performance improved compared to the second quarter of 2014 but regional plate and sheet volume declined 4% as we worked through the prior quarter operational issues; and

▪	pricing pressure resulting from overcapacity in plate production resulted in decreased revenue of approximately $2.0 million.
Extrusions Revenues
Extrusions revenues for the three months ended September 30, 2014 increased $1.7 million compared to the three months ended September 30, 2013. The increase was primarily due to higher LME aluminum prices, which increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $3.0 million of the increase in revenues.
This increase was partially offset by:

▪
an unfavorable change in mix, caused by declining transportation industry demand, which more than offset a 10% increase in shipments driven by improved demand from the automotive and distribution industries. The combination of volume and product mix changes reduced revenues by approximately $1.0 million; and

▪	pricing pressures, which reduced revenues by approximately $1.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended September 30, 2014 increased $26.6 million compared to the three months ended September 30, 2013. The increase was primarily due to the following:

▪	improved selling prices, resulting from higher aluminum prices, which increased revenues by approximately $22.0 million; and

▪
an improved mix of buy and sell volume, which more than offset a 1% decrease in overall volumes. The volume reduction was primarily related to the idling of our Saginaw, Michigan facility in the fourth quarter of 2013 and lower demand for recycled product from the packaging industry. These decreases were substantially offset by a 7% increase in demand from the automotive industry, excluding the impact of the Saginaw facility’s closure. The combination of volume and mix changes increased revenues by approximately $4.0 million.

Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended September 30, 2014 decreased $1.1 million compared to the three months ended September 30, 2013. The decrease in revenue resulted from a decrease in buy and sell volumes, which more than offset the impact of higher tolling volumes. The net impact of volume and mix changes reduced revenues by approximately $4.0 million. This decrease was partially offset by higher aluminum prices, which increased revenues by approximately $2.0 million.
Segment Income and Gross Profit
For the three months ended September 30, 2014 and 2013, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	September 30,
	2014	2013	Change	% Change
Segment income:	(dollars in millions)
RPNA	$26.4	$21.5	$4.9	23%
RPEU	38.1	37.1	1.0	3
RPAP	—	—	—	*
Extrusions	2.9	4.3	(1.4)	(33)
RSAA	20.0	15.7	4.3	27
RSEU	5.3	3.7	1.6	43
Total segment income	92.7	82.3	10.4	13
Items excluded from segment income and included in gross profit:
Depreciation	(36.0)	(27.0)	(9.0)	33
Start-up expenses	(0.4)	(5.0)	4.6	(92)
Other	—	(0.9)	0.9	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	43.6	34.1	9.5	28
Realized losses (gains) on derivative financial instruments	22.9	(5.5)	28.4	*
Other expense (income), net	(4.6)	2.7	(7.3)	*
Gross profit	$118.2	$80.7	$37.5	46%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the three months ended September 30, 2014 increased by $4.9 million compared to the three months ended September 30, 2013. This increase was primarily due to the following:

▪	a 55% increase in volume, partially offset by an unfavorable mix of products sold, that resulted in additional segment income of approximately $9.0 million; and

▪
improved scrap spreads associated with the Nichols acquisition and the higher LME, partially offset by pricing pressures caused by the high Midwest Premium, which increased segment income by approximately $2.0 million.

These increases were offset by:

▪	an unfavorable change in metal price lag in 2014 compared to the prior year period, which decreased segment income by $3.0 million; and

▪	the impact of recording the acquired assets of Nichols at fair value, which increased cost of sales by $2.5 million.
Rolled Products Europe Segment Income
RPEU segment income for the three months ended September 30, 2014 increased by $1.0 million compared to the three months ended September 30, 2013. This increase was primarily due to the favorable impact of currency exchange rates, which increased segment income by approximately $4.0 million. The strengthening of the U.S. dollar during the quarter resulted in gains on the translation of U.S. dollar working capital while a weakening U.S. dollar in the prior year period had the opposite effect.
This increase was partially offset by:

▪	lower rolling margins, which decreased segment income by approximately $3.0 million; and

▪	a weaker mix of products sold, which decreased segment income by approximately $1.0 million.
Extrusions Segment Income
Extrusions segment income for the three months ended September 30, 2014 decreased by $1.4 million compared to the three months ended September 30, 2013 as the unfavorable impact of mix and pricing pressures was partially offset by a favorable change in metal price lag.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended September 30, 2014 increased by $4.3 million compared to the prior year period. The increase was primarily due to improved metal spreads, partly driven by customer and product mix, that increased segment income by approximately $5.0 million. This increase was partially offset by higher costs associated with inflation in employee and energy costs which exceeded productivity gains for the period.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended September 30, 2014 increased by $1.6 million compared to the prior year period. The increase was due primarily to a 3% increase in volume and an improved mix, which increased segment income by approximately $1.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased $11.9 million compared to the prior year period. The increase was primarily due to the following:

▪
increases in employee costs of approximately $6.6 million as a result of increased incentive compensation, the Nichols acquisition and the hiring of research and development personnel to facilitate our strategic initiatives;

▪	increases in professional fees and business development costs associated with strategic initiatives of approximately $4.3 million; and

▪	increases in depreciation expense of approximately $1.1 million.
These increases were partially offset by a $3.0 million decrease in stock-based compensation expense due to the accelerated vesting conditions for certain stock options granted to our chief executive officer during the third quarter of 2013.

Gains and Losses on Derivative Financial Instruments
During the three months ended September 30, 2014 and 2013, we recorded the following realized losses (gains) and unrealized (gains) losses on derivative financial instruments:

	For the three months ended
	September 30,
	2014	2013
Realized losses (gains)	(in millions)
Metal	$22.6	$(6.1)
Natural gas	0.3	0.6
Unrealized (gains) losses
Metal	(15.9)	3.4
Natural gas	—	(0.2)
Total losses (gains)	$7.0	$(2.3)
During the three months ended September 30, 2014, we estimate gross profit was favorably impacted from metal price lag by approximately $25.1 million while we experienced metal hedge losses of $22.6 million. The resulting $2.5 million of net metal price lag improved our consolidated operating results in the third quarter of 2014. During the three months ended September 30, 2013, we estimate gross profit was unfavorably impacted from metal price lag by approximately $0.9 million while we experienced metal hedge gains of $6.1 million. The resulting $5.1 million of net metal price lag improved our consolidated operating results in the third quarter of 2013.
Interest Expense, net
Interest expense, net for the three months ended September 30, 2014 increased $1.3 million from the comparable period of 2013. The increase in interest expense is due to increased borrowings under the ABL Facility (as defined below), which was used to fund the acquisition of Nichols, and the China Loan Facility (as defined below).
Provision for Income Taxes
The effective tax rates for the three months ended September 30, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. A Canadian subsidiary with a valuation allowance has experienced improved earnings which we are forecasting to continue. As a result, we have determined that $8.6 million of the valuation allowance in that jurisdiction is no longer required.
As of September 30, 2014, we have $3.0 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of September 30, 2014, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination.

Results of Operations
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues for the nine months ended September 30, 2014 increased $246.8 million when compared to the prior year period. The increase in revenues is primarily due to the acquisition of Nichols, whose facilities generated $240.5 million of revenues in the nine months ended September 30, 2014. A weaker U.S. dollar during 2014 increased revenues by approximately $45.0 million and revenues from our RPAP segment increased $23.1 million. These increases were partially offset by lower aluminum prices, rolling margins and a weaker mix of products sold, which decreased revenues by approximately $71.0 million. Driving the weaker mix of rolled products in North America was the higher Midwest Premium and its impact on customer buying patterns, the harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season and second quarter production issues. In Europe, a 36% increase in demand for autobody sheet partially offset lower demand for aerospace products and lower plate and sheet shipments resulting from second quarter production issues.
Gross profit for the nine months ended September 30, 2014 was $285.3 million compared to $244.0 million for the nine months ended September 30, 2013. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, favorably impacted gross profit for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, by an estimated $51.7 million. Gross profit was also favorably impacted by the acquisition of Nichols, the rising Midwest Premium and improved metal spreads, which more than offset higher slab purchase prices in Europe, and increased gross profit by approximately $23.0 million. In addition, start-up expenses decreased $9.4 million primarily due to increased shipment and production levels at the Zhenjiang rolling mill. These favorable impacts were offset by lower rolling margins of $11.0 million, higher depreciation expense of $17.0 million and a weaker mix of products sold. In addition, inflation in employee, energy and freight costs as well as higher costs associated with operational issues at our European rolled products facilities decreased gross profits by approximately $26.0 million, but were partially offset by productivity related savings of approximately $23.0 million.
SG&A expenses were $199.1 million for the nine months ended September 30, 2014 as compared to $176.4 million for the nine months ended September 30, 2013. The $22.7 million increase primarily resulted from the acquisition of Nichols, increased employee costs, professional fees and business development costs of approximately $20.7 million and an increase in depreciation expense of $1.9 million. These increases were partially offset by a $2.4 million decrease in start-up costs associated with the Zhenjiang rolling mill.
During the nine months ended September 30, 2014 and 2013, we recorded realized losses (gains) on derivative financial instruments of $15.7 million and $(24.3) million, respectively, and unrealized (gains) losses of $(7.3) million and $2.9 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our year-to-date results was a $9.0 million increase in interest expense due to decreased capitalized interest when compared to the prior year period and increased borrowings under the ABL Facility (as defined below) and the China Loan Facility (as defined below) when compared to the prior year period. Other (income) expense increased $16.8 million primarily due to the strengthening of the U.S. dollar during the third quarter of 2014 and the resulting currency gains.

The following table presents key financial and operating data on a consolidated basis for the nine months ended September 30, 2014 and 2013:

	For the nine months ended
	September 30,		Change	% Change
	2014	2013
	(dollars in millions)
Revenues	$3,557.9	$3,311.1	$246.8	7%
Cost of sales	3,272.6	3,067.1	205.5	7
Gross profit	285.3	244.0	41.3	17
Gross profit as a percentage of revenues	8.0%	7.4%	0.6%	8
Selling, general and administrative expenses	199.1	176.4	22.7	13
Restructuring charges	4.6	11.4	(6.8)	*
Losses (gains) on derivative financial instruments	8.4	(21.4)	29.8	*
Other operating expense, net	4.0	0.4	3.6	*
Operating income	69.2	77.2	(8.0)	(10)
Interest expense, net	80.8	71.8	9.0	13
Other (income) expense, net	(13.1)	3.7	(16.8)	*
Income before income taxes	1.5	1.7	(0.2)	(12)
Provision for income taxes	9.2	9.0	0.2	2
Net loss	(7.7)	(7.3)	(0.4)	5
Net income attributable to noncontrolling interest	0.9	0.8	0.1	13%
Net loss attributable to Aleris Corporation	$(8.6)	$(8.1)	$(0.5)	6%

Total segment income	$257.6	$253.4	$4.2	2%
Depreciation and amortization	(112.2)	(93.3)	(18.9)	20
Corporate general and administrative expenses, excluding depreciation, amortization, start-up expenses and other expenses	(49.9)	(36.1)	(13.8)	38
Interest expense, net	(80.8)	(71.8)	(9.0)	13
Unallocated gains (losses) on derivative financial instruments	7.4	(3.0)	10.4	*
Unallocated currency exchange gains (losses)	7.5	(2.7)	10.2	*
Restructuring charges	(4.6)	(11.4)	6.8	(60)
Start-up expenses	(19.2)	(31.0)	11.8	(38)%
Other expense, net	(4.3)	(2.4)	(1.9)	79
Income before income taxes	$1.5	$1.7	$(0.2)	(12)%

* Result is not meaningful.

Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the nine months ended
	September 30,
	2014	2013	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$1,148.4	$931.1	$217.3	23%
RPEU	1,069.3	1,104.1	(34.8)	(3)
RPAP	36.8	13.7	23.1	*
Extrusions	277.8	273.1	4.7	2
RSAA	741.1	705.5	35.6	5
RSEU	424.6	429.8	(5.2)	(1)
Intersegment revenues	(140.1)	(146.2)	6.1	*
Consolidated revenues	$3,557.9	$3,311.1	$246.8	7%

Metric tons invoiced:
RPNA	361.0	286.7	74.3	26%
RPEU	259.7	264.1	(4.4)	(2)
RPAP	8.9	3.1	5.8	*
Extrusions	57.2	53.2	4.0	8
RSAA	621.8	648.0	(26.2)	(4)
RSEU	287.0	278.7	8.3	3
Intersegment shipments	(50.3)	(52.8)	2.5	*
Total metric tons invoiced	1,545.3	1,481.0	64.3	4%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 7% increase in our consolidated revenues from the first nine months of 2013 to 2014:

	RPNA		RPEU		Extrusions		RSAA		RSEU		Consolidated
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$4.0	—%	$(29.0)	(2)%	$(5.0)	(2)%	$20.0	3%	$(8.0)	(2)%	$(18.0)	(1)%
Commercial price	(4.0)	—	(8.0)	(1)	(2.0)	(1)	11.0	1	2.0	—	(1.0)	—
Volume/Mix	216.0	23	(24.0)	(2)	5.0	2	4.0	1	(12.0)	(3)	189.0	6
Currency	—	—	25.0	2	7.0	3	—	—	13.0	4	45.0	1
Other	1.3	*	1.2	*	(0.3)	*	0.6	*	(0.2)	*	2.6	—
Total	$217.3	23%	$(34.8)	(3)%	$4.7	2%	$35.6	5%	$(5.2)	(1)%	$217.6	6%
RPAP and intersegment revenues											29.2	1
Total											$246.8	7%

* Result is not meaningful.

Rolled Products North America Revenues
RPNA revenues for the nine months ended September 30, 2014 increased $217.3 million compared to the nine months ended September 30, 2013. This increase was primarily due to the following:

▪
a 26% increase in shipments, primarily related to the acquired Nichols business and increased demand from the transportation industry, partially offset by the adverse customer reaction to the high Midwest Premium, harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season, and production issues that resulted in a weaker mix of products sold. Volume and mix combined to increase revenues by approximately $216.0 million; and

▪
higher LME aluminum prices on strong third quarter sales, as well higher Midwest Premiums throughout the period, increased the average price of aluminum included in our invoiced prices and offset the impact of lower average LME aluminum prices during the first half of the year. Aluminum price increases accounted for approximately $4.0 million of the increase in revenues.

These increases were partially offset by pricing pressures from competitive imports resulting from the high Midwest Premium, which accounted for a decrease of approximately $4.0 million in revenues.
Rolled Products Europe Revenues
RPEU revenues for the nine months ended September 30, 2014 decreased $34.8 million compared to the nine months ended September 30, 2013. This decrease was primarily due to the following:

▪
lower average LME aluminum prices for the period, partially offset by higher regional premiums, which reduced the average price of aluminum included in our invoiced prices and reduced revenues by approximately $29.0 million;

▪
a 2% decrease in shipments and an unfavorable change in mix, which reduced revenues by approximately $24.0 million. The continuing impact of an inventory overhang at major aircraft manufacturers led to an 11% reduction in aerospace volumes, while demand from the automotive industry increased 36% from the prior year. Additionally, second quarter operational issues, which continue to be addressed, resulted in a loss of regional plate and sheet volumes; and

▪	overcapacity in plate production, which reduced rolling margins by $5.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $25.0 million.
Extrusions Revenues
Extrusions revenues for the nine months ended September 30, 2014 increased $4.7 million compared to the nine months ended September 30, 2013. This increase was primarily due to:

▪	an 8% increase in shipments driven by improved demand from the automotive and distribution industries, which increased revenues by approximately $5.0 million; and

▪	a weaker U.S. dollar, which increased revenues by approximately $7.0 million.
These increases were partially offset by:

▪	lower average LME aluminum prices for the period, which reduced the average price of aluminum included in our invoiced prices and reduced revenues by approximately $5.0 million; and

▪	pricing pressure, which reduced revenues by approximately $2.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the nine months ended September 30, 2014 increased $35.6 million compared to the nine months ended September 30, 2013. This increase was primarily due to:

▪	improved selling prices, which resulted in increased revenues of approximately $31.0 million.

▪
An improved mix of buy and sell volumes more than offset a 4% decrease in volume shipped resulting from harsh winter weather and the idling of our Saginaw, Michigan facility in the fourth quarter of 2013. The combination of volume and mix changes increased revenues by approximately $4.0 million.

Recycling and Specification Alloys Europe Revenues
RSEU revenues for the nine months ended September 30, 2014 decreased $5.2 million as compared to the nine months ended September 30, 2013. This decrease was primarily due to the following:

▪
a decreased percentage of buy and sell volume, which more than offset a 3% increase in shipments, reduced revenues by approximately $12.0 million. The increase in volume was primarily driven by stronger automotive demand; and

▪	lower selling prices for our products resulting from lower average aluminum and specification alloy prices for the period, which decreased revenues by approximately $6.0 million.
These decreases were partially offset by a weaker U.S. dollar, which increased revenues by approximately $13.0 million.
Segment Income (Loss) and Gross Profit
For the nine months ended September 30, 2014 and 2013, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the nine months ended
	September 30,		Change	% Change
	2014	2013
Segment income (loss):	(dollars in millions)
RPNA	$75.8	$77.6	$(1.8)	(2)%
RPEU	110.6	114.9	(4.3)	(4)
RPAP	—	(0.2)	0.2	*
Extrusions	9.8	11.9	(2.1)	(18)
RSAA	46.2	39.1	7.1	18
RSEU	15.2	10.1	5.1	50
Total segment income	257.6	253.4	4.2	2
Items excluded from segment income and included in gross profit:
Depreciation	(96.8)	(79.8)	(17.0)	21
Start-up expenses	(11.3)	(20.7)	9.4	(45)
Other	—	(0.9)	0.9	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	128.1	116.3	11.8	10
Realized losses (gains) on derivative financial instruments	15.7	(24.4)	40.1	*
Other (income) losses, net	(8.0)	0.1	(8.1)	*
Gross profit	$285.3	$244.0	$41.3	17%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the nine months ended September 30, 2014 decreased by $1.8 million compared to the nine months ended September 30, 2013. This decrease was primarily due to the following:

▪	the impact of recording the acquired assets of Nichols at fair value, which increased cost of sales by $5.6 million;

▪	pricing pressures caused by the high Midwest Premium reduced rolling margins, which reduced segment income by approximately $4.0 million; and

▪	higher costs associated with inflation in energy and employee costs, partially offset by productivity gains, reduced segment income by approximately $2.0 million.
These decreases were partially offset by:

▪	lower priced inventory that was sold in a rising Midwest Premium environment increased segment income by approximately $6.0 million;

▪	favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $1.2 million; and

▪	a 26% volume increase, substantially offset by a weaker mix of products sold, which resulted in an increase of segment income by approximately $1.0 million.
Rolled Products Europe Segment Income
RPEU segment income for the nine months ended September 30, 2014 decreased by $4.3 million compared to the nine months ended September 30, 2013. This decrease was primarily due to the following:

▪	a reduction in volume and an unfavorable change in the mix of products sold, which decreased segment income by approximately $5.0 million;

▪	lower rolling margins, which decreased segment income by approximately $5.0 million;

▪	higher costs associated with operational issues and inflation were partially offset by productivity related savings, resulting in a reduction in segment income of approximately $1.0 million; and

▪	higher costs for purchased aluminum slabs, which decreased segment income by approximately $2.0 million.
These decreases were partially offset by the following:

▪	favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $6.9 million; and

▪	favorable currency movements, which increased segment income by approximately $3.0 million.
Extrusions Segment Income
Extrusions segment income for the nine months ended September 30, 2014 decreased by $2.1 million compared to the nine months ended September 30, 2013. The decrease in segment income was primarily due to the following:

▪	pricing pressures that resulted in a reduction of segment income of approximately $2.0 million; and

▪	higher costs associated with inflation that were partially offset by productivity related savings, resulting in a reduction in segment income of approximately $1.0 million.
These items were offset by favorable metal price lag compared to the prior year period, which increased segment income by an estimated $1.2 million.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the nine months ended September 30, 2014 increased by $7.1 million compared to the prior year period. The increase was due to favorable metal spreads, partly driven by customer and product mix, that increased segment income by approximately $12.0 million. This increase was offset by inflation, net of productivity related savings, of $5.0 million, as the region’s harsh winter weather resulted in higher natural gas commodity and delivery prices and also led to operational inefficiencies and lost shipping days in a number of Midwest states.

Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the nine months ended September 30, 2014 increased by $5.1 million compared to the prior year period. Higher volumes and improved metal spreads increased segment income by approximately $4.0 million, while productivity related savings more than offset inflation in employee costs, resulting in improved segment income of approximately $1.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses were $199.1 million for the nine months ended September 30, 2014 compared to $176.4 million for the nine months ended September 30, 2013. The $22.7 million increase was primarily due to the following:

▪	increases in professional fees and business development costs associated with the acquisition of Nichols and other strategic initiatives of approximately $11.4 million;

▪
increases in employee costs of $7.7 million as a result of higher incentive compensation expense, the Nichols acquisition and the hiring of research and development personnel to facilitate our strategic initiatives; and

▪	increased depreciation expense of $1.9 million.
These increases were partially offset by a $2.4 million decrease in start-up costs associated with the Zhenjiang rolling mill.
Gains and Losses on Derivative Financial Instruments
During the nine months ended September 30, 2014 and 2013, we recorded the following realized losses (gains) and unrealized (gains) losses on derivative financial instruments:

	For the nine months ended
	September 30,
	2014	2013
Realized losses (gains)	(in millions)
Metal	$17.6	$(24.8)
Natural gas	(1.9)	0.5
Unrealized (gains) losses
Metal	(7.6)	2.9
Natural gas	0.3	—
Total losses (gains)	$8.4	$(21.4)
During the nine months ended September 30, 2014, we estimate that metal price lag favorably impacted gross profit by approximately $45.0 million while we experienced metal hedge losses of $17.6 million. The resulting $27.4 million of net metal price lag improved our consolidated operating results for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we estimate that metal price lag negatively impacted gross profit by approximately $6.7 million while we experienced metal hedge gains of $24.7 million. The resulting $18.0 million of net metal price lag improved our consolidated operating results for the nine months ended September 30, 2013.
Interest Expense, net
Interest expense, net for the nine months ended September 30, 2014 increased $9.0 million from the comparable period of 2013. The increase in interest expense is due to increased borrowings under the ABL Facility (as defined below), which was used to fund the acquisition of Nichols, and the China Loan Facility (as defined below) as well as decreased capitalized interest when compared to the prior year period as the completion of our major capital investments resulted in less interest being capitalized.

Provision for Income Taxes
The effective tax rates for the nine months ended September 30, 2014 and 2013 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization and net operating loss carryforwards in the U.S. and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. A Canadian subsidiary with a valuation allowance has experienced improved earnings which we are forecasting to continue. As a result, we have determined that $8.6 million of the valuation allowance in that jurisdiction is no longer required.
As of September 30, 2014, we had $3.0 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of September 30, 2014, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	For the nine months ended
	September 30,
	2014	2013
Net cash (used) provided by:	(in millions)
Operating activities	$(36.7)	$(17.3)
Investing activities	(208.3)	(181.5)
Financing activities	226.4	(324.3)
Cash Flows from Operating Activities
Cash flows used by operating activities were $36.7 million for the nine months ended September 30, 2014, which resulted from $105.2 million of cash from earnings offset by a $141.9 million increase in net operating assets. The significant components of the change in net operating assets included increases of $148.8 million, $109.5 million and $109.3 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2013 as well as higher aluminum prices. Our average days sales outstanding (“DSO”) at September 30, 2014 remained consistent with the DSO at December 31, 2013. However, revenues in the month of September 2014 were approximately $176.8 million higher than the month of December 2013, leading to an increase in accounts receivable. Our average days inventory outstanding (“DIO”) and average days payables outstanding (“DPO”) at September 30, 2014 remained consistent with the average DIO and DPO at December 31, 2013.
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
Our average DSO at September 30, 2013 remained consistent with the average DSO at December 31, 2012, however, revenues in the month of September 2013 were approximately $90.6 million higher than the month of December 2012, leading to an increase in accounts receivable. The commencement of operations at the Zhenjiang rolling mill during the first quarter of 2013 led to increased inventory levels and drove a $31.9 million use of operating cash. Our average DPO at September 30, 2013 remained consistent with the average DPO at December 31, 2012. The increase in payables resulted from increased average inventory levels in connection with the additional sales volume compared to the end of 2012, partially offset by lower days payable outstanding during 2013 when compared to December 2012.
Cash Flows from Investing Activities
Cash flows used by investing activities were $208.3 million for the nine months ended September 30, 2014 and included $109.0 million of capital expenditures and $107.4 million to acquire Nichols.
Cash flows used by investing activities were $181.5 million for the nine months ended September 30, 2013 and included $182.8 million of capital expenditures, primarily on the Zhenjiang rolling mill, the wide auto body sheet expansion project in Duffel, Belgium and the installation of our wide coating line in Ashville, Ohio.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $226.4 million for the nine months ended September 30, 2014, and included $208.0 million of net proceeds from the ABL facility (as defined below) and $19.8 million of proceeds from the China Loan facility (as defined below).
Cash flows used by financing activities were $324.3 million for the nine months ended September 30, 2013, which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in our Zhenjiang rolling mill pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
ABL Facility
The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary) and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary) (the “ABL Facility”). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of September 30, 2014, we estimate that the borrowing base would have supported borrowings of $600.0 million. As of September 30, 2014, Aleris International had $208.0 million outstanding under the ABL Facility. After giving effect to the outstanding borrowings and outstanding letters of credit of $40.1 million, Aleris International had $351.9 million available for borrowing as of September 30, 2014.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of September 30, 2014.
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

China Loan Facility
Our wholly-owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $161.4 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.6 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.8 million) to RMB 410.0 million (or equivalent to $66.6 million). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of September 30, 2014, the full amount of the Zhenjiang Term Loans was drawn and $19.8 million was drawn on the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of September 30, 2014. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring items, the impact of recording inventory and other items at fair value through purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after June 1, 2010 and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a per segment basis.
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

For the three and nine months ended September 30, 2014 and 2013, our reconciliation of Adjusted EBITDA to net income (loss) attributable to Aleris Corporation and net cash (used) provided by operating activities is presented below.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Adjusted EBITDA	$82.7	$67.6	$206.7	$210.1
Unrealized gains (losses) on derivative financial instruments	15.9	(3.2)	7.4	(2.9)
Impact of recording inventory at fair value through purchase accounting	(2.5)	—	(5.6)	0.1
Restructuring charges	(1.9)	(1.0)	(4.6)	(11.4)
Unallocated currency exchange gains (losses) on debt	6.9	(1.1)	7.2	(1.3)
Stock-based compensation expense	(2.8)	(5.8)	(11.0)	(11.2)
Start-up expenses	(3.8)	(7.6)	(19.2)	(31.0)
Favorable metal price lag	2.5	5.1	27.4	18.0
Other	(3.6)	(2.4)	(14.7)	(4.4)
EBITDA	93.4	51.6	193.6	166.0
Interest expense, net	(27.5)	(26.2)	(80.8)	(71.8)
Benefit from (provision for) income taxes	2.1	(1.3)	(9.2)	(9.0)
Depreciation and amortization	(41.5)	(31.4)	(112.2)	(93.3)
Net income (loss) attributable to Aleris Corporation	26.5	(7.3)	(8.6)	(8.1)
Net income attributable to noncontrolling interest	0.2	0.2	0.9	0.8
Net income (loss)	26.7	(7.1)	(7.7)	(7.3)
Depreciation and amortization	41.5	31.4	112.2	93.3
(Benefit from) provision for deferred income taxes	(6.5)	(0.8)	(4.2)	1.1
Stock-based compensation expense	2.8	5.8	11.0	11.2
Unrealized (gains) losses on derivative financial instruments	(15.9)	3.2	(7.4)	2.9
Currency exchange (gains) losses on debt	(7.0)	2.8	(7.1)	2.4
Amortization of debt issuance costs	1.9	1.9	5.8	5.8
Other	(0.9)	(2.6)	2.6	(3.2)
Change in operating assets and liabilities:
Change in accounts receivable	(44.2)	44.0	(148.8)	(68.1)
Change in inventories	(52.8)	(7.6)	(109.5)	(31.9)
Change in other assets	(3.2)	2.1	(2.7)	(12.9)
Change in accounts payable	20.1	(24.8)	109.3	28.2
Change in accrued liabilities	8.2	(14.8)	9.8	(38.8)
Net cash (used) provided by operating activities	$(29.3)	$33.5	$(36.7)	$(17.3)
For the three and nine months ended September 30, 2014 and 2013, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$1,277.5	$1,073.4	$3,557.9	$3,311.1
Hedged cost of metal	(787.7)	(645.1)	(2,152.3)	(2,005.0)
Favorable metal price lag	(2.5)	(5.1)	(27.4)	(18.0)
Commercial margin	$487.3	$423.2	$1,378.2	$1,288.1

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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 for the year ended December 31, 2013. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2014.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at September 30, 2014.
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
The forward-looking statements set forth in this document regarding, among other things, future costs and prices of commodities, production volume, industry trends, anticipated cost savings, demand for our products and services, anticipated benefits from acquisitions or divestitures or new products or facilities, projected results of operations, achievement of production efficiencies, capacity expansions, estimates of volume, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

▪	our ability to access credit or capital markets;

▪	the possibility that we may incur additional indebtedness in the future;

▪	limitations on operating our business as a result of covenant restrictions under our indebtedness and our ability to pay amounts due under the Senior Notes; and

▪
the transactions contemplated by the purchase and sale agreement (including the possibility that the transactions may not close or that, if a transaction does close, Aleris may not realize the anticipated benefits from such transaction) we entered into on October 17, 2014.

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
We can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2014 and December 31, 2013, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
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
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2014 and December 31, 2013, we had 3.0 trillion and 2.9 trillion, respectively, of British thermal unit swap contracts.

Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at September 30, 2014 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2014:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$4.4	$(7.6)
Natural gas	0.2	(1.2)
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
Interest Rate Risks
As of September 30, 2014, approximately 71% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of September 30, 2014, Aleris International had $208.0 million of borrowings under the ABL Facility and Aleris Zhenjiang had $192.0 million of borrowings under the Zhenjiang term loans and $19.8 million of borrowings under the Zhenjiang revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal third quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
Other than the new risk factor described below, there have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
There can be no assurance that the pending divestiture of our recycling and specification alloy businesses will be completed or that we will realize any anticipated benefits from such sale.
On October 17, 2014, we entered into a purchase and sale agreement with Signature Group Holdings and certain of its affiliates (collectively, “Signature”) to sell our North American and European recycling and specification alloy businesses. The transaction is subject to certain regulatory approvals and customary closing conditions. There can be no assurance that the pending sale will be completed. We and Signature may be unable to obtain regulatory approvals or otherwise satisfy the other closing conditions. In the event the sale is not completed, there can be no assurance that any sale of all or any portion of our recycling and specification alloy businesses will be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all.
A significant divestiture such as this typically entails numerous potential risks, including:

•	diversion of resources and management’s attention from the operation of our business;

•	loss of key employees following such a transaction;

•	difficulties in the separation of operations, services, products and personnel;

•	retention of future liabilities as a result of contractual indemnity obligations; and

•	damage to our existing customer, supplier and other business relationships.
If the pending divestiture is consummated, there can be no assurance that we will realize any anticipated benefits from such sale. If we do not realize the expected benefits from divesting our recycling and specification alloy businesses, our financial condition and results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated October 17, 2014, among Aleris Corporation, Aleris International, Inc., Aleris Aluminum Netherlands B.V., Aleris Deutschland Holding GmbH, Aleris Holding Canada Limited, Dutch Aluminum C.V., Aleris Deutschland Vier GmbH Co KG, SGH Acquisition Holding, Inc., Evergreen Holding Germany GmbH and Signature Group Holdings, Inc. (filed as Exhibit 2.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721, SEC Accession No. 0001193125-14-379172, filed October 23, 2014, and incorporated herein by reference).

2.2
Backstop Agreement, dated October 17, 2014, between Aleris Corporation and Signature Group Holdings, Inc.  (filed as Exhibit 2.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721, SEC Accession No. 0001193125-14-379172), filed on October 23, 2014, and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	November 4, 2014	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)