Form 10-K
period 2014-12-31
Aleris Corp
filed 2015-03-27
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒     No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
(Note: Registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 and 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.)
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
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No☐
There were 31,357,493 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 6, 2015.
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
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Signature Group Holdings (“Signature”) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America (“RSAA”) and Recycling and Specification Alloys Europe (“RSEU”) segments. The sale includes 18 production facilities in North America and six in Europe.
On March 1, 2015, we finalized the sale of our Extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer to sell our extrusions business. This business includes substantially all of the operations and assets previously reported in our Extrusions segment.
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” For additional information, see Note 18, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows reflects the combined cash flows from our continuing and discontinued operations.
Our segment disclosures exclude the previously reported RSAA, RSEU and Extrusions reportable segments for the years ended December 31, 2014, 2013 and 2012. Further, as our remaining operations consist solely of rolled products segments, our Rolled Products North America, Rolled Products Europe and Rolled Products Asia Pacific segments have been renamed to North America, Europe and Asia Pacific, respectively.
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
Company Overview
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive, transportation, building and construction, containers and packaging and metal distribution industries. For the year ended December 31, 2014, we generated revenues of $2.9 billion, of which approximately 58% were derived from North America, 34% were derived from Europe and the remaining 8% were derived from the rest of the world.
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
The Company was formed as a Delaware corporation in 2009 to acquire the assets and operations of the Predecessor upon emergence from bankruptcy. On June 1, 2010 (the “Emergence Date”), Aleris International emerged from Chapter 11 bankruptcy protection. TPG exited our business during this time and we received significant support from new equity investors, led by the Oaktree Funds, the majority owner of Aleris Corporation, as well as certain investment funds managed by affiliates of Apollo Management Holdings, L.P. (“Apollo”) and Sankaty Advisors, LLC (“Sankaty” and, together with the Oaktree Funds and Apollo, the “Investors”).
Business Segments
We report three operating segments based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are North America, Europe and Asia Pacific.
In addition to these reportable segments, we disclose corporate and other unallocated amounts, including the start-up expenses of Asia Pacific.
See Note 15, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for financial and geographic information about our segments.

The following charts present the percentage of our consolidated revenue from continuing operations by reportable segment and by end-use for the year ended December 31, 2014:
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our North America segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, automotive and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products are manufactured to specific customer requirements, using direct-chill, continuous cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances, cars and recreational vehicles.
We believe that many of our facilities are low cost, flexible and allow us to maximize our use of scrap with proprietary manufacturing processes providing us with a competitive advantage. Our rolling mills have the flexibility to use primary or scrap aluminum, which allows us to optimize input costs and maximize margins. For the year ended December 31, 2014, approximately 97% of our revenues were derived utilizing a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee and we strive to manage the remaining key commodity risks through our hedging programs.

Our North America segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 72 inches. The following table summarizes our North America segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware and siding)	• American Construction Metals, Kaycan, Midwest Metals, Ply Gem Industries, Gentek Building Products, Rollex	• Jupiter Aluminum, JW Aluminum, Alcoa, Vulcan
• Metal distribution	• Ryerson, Thyssen-Krupp, Samuel & Son, Champagne Metals	• Alcoa, Novelis, Constellium, Empire, Ta-Chen, Asian-American, Metal Exchange
• Transportation equipment (truck trailers and bodies)	• Great Dane, Utility Trailer, Aluminum Line, Hyundai Translead	• Alcoa, Novelis, JW Aluminum
• Consumer durables, specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	• Brunswick Boat Group, ABB, Grimco, Cuprum Metales Laminados	• Alcoa, Novelis, Noranda, Skana Aluminum, Constellium
• Converter foil, fins and tray materials	• HFA, Reynolds, D&W Fine Pack	• JW Aluminum, Noranda, Novelis, Skana Aluminum, SAPA
The following table presents segment metric tons shipped, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 for our North America segment:

North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2014	2013	2012
Segment metric tons shipped	482.0	372.3	395.7
Segment revenues	$1,561.8	$1,194.8	$1,299.7
Segment commercial margin (1)	$569.0	$447.2	$479.3
Segment commercial margin per ton shipped	$1,180.4	$1,201.3	$1,211.1
Segment income	$94.6	$81.8	$117.6
Segment Adjusted EBITDA (1)	$96.0	$76.2	$111.1
Segment Adjusted EBITDA per ton shipped	$199.1	$204.6	$280.9
Total segment assets	$790.9	$524.7
(1) Segment commercial margin and segment Adjusted EBITDA are non-GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Europe
Our Europe segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as an aluminum casting plant in Germany that produces rolling slab used by our Europe operations. Our Europe segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Our Europe segment remelts primary ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our Europe segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aircraft plate and sheet	• Airbus, Boeing, Bombardier, Embraer, Dassault	• Alcoa, Constellium, Kaiser, AMAG
• Automotive body sheet (inner, outer and structural parts)	• VW Group, BMW, Daimler, Renault, Volvo	• Constellium, Novelis, Hydro, AMAG
• Brazing coil (heat exchanger materials for automotive and general industrial)	• Behr, Dana, HallaVisteon, Denso, Modine Chart	• Alcoa, Hydro, Gränges, AMAG, UACJ
• Industrial plate and sheet (tooling, molding, road & rail, shipbuilding, LNG, silos, anodizing qualities for architecture, multi-layer tubing, and general industry)	• Amari Group, Amco, ThyssenKrupp Materials, Euramax, Henco, Gilette, SAG, Linde, Multivac, RemiClaeys	• Alcoa, AMAG, Constellium, Hydro, Novelis
The following table presents segment metric tons shipped, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 for our Europe segment:

Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2014	2013	2012
Segment metric tons shipped	334.9	345.4	298.9
Segment revenues	$1,402.4	$1,443.2	$1,324.9
Segment commercial margin (1)	$597.6	$605.2	$570.7
Segment commercial margin per ton shipped	$1,784.6	$1,752.2	$1,909.5
Segment income	$147.6	$132.1	$144.6
Segment Adjusted EBITDA (1)	$120.7	$115.3	$136.7
Segment Adjusted EBITDA per ton shipped	$360.5	$333.9	$457.4
Total segment assets	$701.9	$699.2
(1) Segment commercial margin and segment Adjusted EBITDA are non-GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
Asia Pacific
Our Asia Pacific segment consists of a state-of-the-art aluminum rolling mill in China (the “Zhenjiang rolling mill”), that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in 2013. The mill continued to incur start-up expenses in 2014 as we increased volume to full production and obtained qualifications from our major aerospace customers. These start-up expenses represent operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period.
The following table summarizes our Asia Pacific segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aircraft plate	• Avic, KAI, AMS	• Alcoa, Constellium, Chinalco, Kaiser
• Heat treated plate	• Hengtai, Avic, ThyssenKrupp	• Kumz, Alnan, UACJ
• Non heat treated plate	• Hengtai, Avic, ThyssenKrupp	• Kumz, Alnan, UACJ
The following table presents segment metric tons shipped, segment revenues, segment commercial margin, segment loss and segment Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 for our Asia Pacific segment:

Asia Pacific
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2014	2013
Segment metric tons shipped	12.8	4.8
Segment revenues	$52.7	$20.7
Segment commercial margin (1)	$—	$(0.3)
Segment loss (2)	$—	$(0.2)
Segment Adjusted EBITDA (1) (2)	$—	$(0.2)
Total segment assets	$433.3	$439.4
(1) Segment commercial margin and segment Adjusted EBITDA are non-GAAP financial measures. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment commercial margin and segment Adjusted EBITDA and reconciliations to revenues and segment income, respectively.
(2) Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. For the years ended December 31, 2014 and 2013, start-up expenses were $16.6 million and $31.6 million, respectively, and total depreciation expenses were $24.7 million and $17.2 million, respectively.
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
Primary aluminum prices are determined by worldwide forces of supply and demand and, as a result, are volatile. This volatility has a significant impact on the profitability of primary aluminum producers whose selling prices are typically based upon prevailing LME prices while their costs to manufacture are not highly correlated to LME prices. We participate in select segments of the aluminum fabricated products industry. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or refining alumina. Since the majority of our products are sold on a market-based aluminum price plus conversion fee basis, we are less exposed to aluminum price volatility.
Sales and Marketing
Our products are sold to end-users, as well as to distributors, principally for use in the aerospace, automotive, transportation, building and construction, electrical, mechanical engineering, metal distribution and packaging industries. Backlog as of December 31, 2014 and 2013 was approximately $154.4 million and $79.9 million for North America and $265.2 million and $212.6 million for Europe.
Sales of rolled products are made through each segment’s own sales force, which are strategically located to provide international coverage, and through a broad network of sales offices and agents in North America, major European countries, as well as Asia and Australia. The majority of our customer sales agreements in these segments are for a term of one year or less.

Competition
The worldwide aluminum industry is highly competitive. Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications.
We compete in the production and sale of rolled aluminum sheet and plate. In the sectors in which we compete, the other industry leaders include Alcoa, Constellium, Novelis, Kaiser, Hydro, JW Aluminum and Jupiter Aluminum. In addition, we compete with imported products. We compete with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service.
Raw Materials and Supplies
A significant portion of the aluminum metal used by our North America segment is purchased aluminum scrap that is acquired from aluminum scrap dealers or brokers. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in North America. The remaining requirements of this segment are met with purchased primary metal, including metal produced in the U.S. and internationally.
Our Europe segment relies on a number of European smelters for primary aluminum and rolling slab. Due to a shortage of internal slab casting capacity, we contract with smelters and other third parties to provide slab that meets our specifications.
Our Asia Pacific segment relies primarily on domestic smelters for primary aluminum. A portion of the raw material used by this segment is imported in order to meet quality requirements.
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
Research and Development
Our research and development organization includes three locations in Europe, one in Asia, and will include one in North America, with a support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $12.9 million, $12.4 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Seasonality
Certain of our products are seasonal. Demand in the rolled products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. This typically results in higher operating income in our second and third quarters, followed by our first and fourth quarters.
Employees
We had a total of approximately 5,100 employees, which includes approximately 1,700 employees engaged in administrative and supervisory activities and approximately 3,400 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 65% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.
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
Our aggregate accrual for environmental matters related to continuing operations was $24.4 million and $14.0 million at December 31, 2014 and 2013, respectively. Of these amounts, approximately $15.0 million and $6.3 million are indemnified at December 31, 2014 and 2013, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
In addition, we have asset retirement obligations related to continuing operations of $4.6 million and $4.1 million at December 31, 2014 and 2013, respectively, for costs related to the future removal of asbestos and costs to remove underground storage tanks. The related asset retirement costs are capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful life of the related asset. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills. If salt cake was ever classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase, which could result in significant increased expenditures.
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
There are numerous risks commonly encountered in divestitures, including the following:

▪	diversion of resources and management’s attention from the operation of our business, including providing on-going services to the divested business;

▪	loss of key employees following such a transaction;

▪	difficulties in the separation of operations, services, products and personnel;

▪	retention of future liabilities as a result of contractual indemnity obligations; and

▪	damage to our existing customer, supplier and other business relationships.
In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities, product liability claims and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.
There can be no assurance that we will realize any anticipated benefits from any such acquisition or divestiture. If we do not realize any such anticipated benefits, our financial condition and results of operations could be materially adversely affected.
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
In addition, we derive a significant portion of our revenues from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in the general economy. The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of the U.S. and global economies and numerous other factors, including the effects of terrorism. A number of major airlines have undergone Chapter 11 bankruptcy or comparable insolvency proceedings and experienced financial strain from volatile fuel prices. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, production issues and delays in the launch of new aircraft programs at major aircraft manufacturers, stock variations in the supply chain, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could materially adversely affect our financial condition and results of operations.
Further, the demand for our automotive products is dependent on the production of cars, light trucks and heavy duty vehicles and trailers. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the strength of the overall economy. Production cuts by manufacturers may adversely affect the demand for our products. Many automotive related manufacturers and first tier suppliers are burdened with substantial structural costs, including pension, healthcare and labor costs that have resulted in severe financial difficulty, including bankruptcy, for several of them. A worsening of these companies’ financial condition or their bankruptcy could have further serious effects on the conditions of the markets, which directly affects the demand for our products. In addition, the loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have a materially adverse impact on our financial condition and results of operations.
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
Furthermore, the North America and Europe segments are exposed to variability in the market price of a premium differential (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. We have been experiencing greater volatility in the premium, which can also increase the variability in our earnings. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our customers, who may delay purchases from us during times of uncertainty with respect to the premium differential or seek to purchase lower priced imported products which are not susceptible to the changes in these premium differentials. The North America and Europe segments follow a pattern of increasing or decreasing their selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam.
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
We purchase and sell LME forwards, futures and options contracts to seek to reduce our exposure to changes in aluminum, copper and zinc prices. The ability to realize the benefit of our hedging program is dependent upon factors beyond our control, such as counterparty risk as well as our customers making timely payment to us for product. In addition, at certain times, hedging options may be unavailable or not available on terms acceptable to us. In certain scenarios when market price movements result in a decline in value of our current derivatives position, our mark-to-market expense may exceed our credit line and counterparties may request the posting of cash collateral. Despite the use of LME forwards, futures and options contracts, we remain exposed to the variability in prices of aluminum scrap. While aluminum scrap is typically priced in relation to prevailing LME prices, it may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. In addition, we purchase forwards, futures or options contracts to reduce our exposure to changes in natural gas prices. We do not account for our forwards, futures, or options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on our derivative financial instruments must be reported in our consolidated results of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period to period earnings volatility that is not necessarily reflective of our underlying operating performance. See Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”
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
Aluminum scrap, primary aluminum, rolling slab and hardener prices are subject to significant cyclical price fluctuations. Metallics (primary aluminum and scrap aluminum) represent the largest component of our costs of sales. We purchase aluminum primarily from aluminum producers, aluminum scrap dealers and other intermediaries. We have limited control over the price or availability of these supplies.
The availability and price of aluminum scrap and rolling slab depend on a number of factors outside our control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. We rely on third parties for the supply of alloyed rolling slab for certain products. In the future, we may face an increased risk of supply to meet our demand due to issues with suppliers and their rising costs of production and their ability to sustain their business. Our inability to satisfy our future supply needs may impact our profitability and expose us to penalties as a result of contractual commitments with some of our customers. The availability and price of rolling slab could impact our margins and our ability to meet customer volumes. Increased regional and global demand for aluminum scrap can have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We may not be able to adjust the selling prices for our products to recover the increases in scrap prices. If scrap prices were to increase significantly without a commensurate increase in the traded value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability.
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

The profitability of our operations depends, in part, on the availability of an adequate source of supplies.
We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap and wait for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the previous economic crisis reduced the supply of scrap metal available to us. Furthermore, exports of scrap out of North America and Europe can negatively impact scrap availability and scrap spreads. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operations and financial condition would be materially and adversely affected.
Our operating segments depend on external suppliers for rolling slab for certain products. The availability of rolling slab is dependent upon a number of factors, including general economic conditions, which can impact the supply of available rolling slab and LME pricing, where lower LME prices may cause certain rolling slab producers to curtail production. If rolling slab is less available, our margins could be impacted by higher premiums that we may not be able to pass along to our customers or we may not be able to meet the volume requirements of our customers, which may cause sales losses or result in damage claims from our customers. We maintain long-term contracts for certain volumes of our rolling slab requirements, for the remainder we depend on annual and spot purchases. If we enter into a period of persistent short supply, we could incur significant capital expenditures to internally produce 100% of our rolling slab requirements.
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
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for approximately 28% of our consolidated revenues for the year ended December 31, 2014. No one customer accounted for more than 10% of those revenues. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and arrangements with customers subject us to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and we may be unable to timely replace, or replace at all, lost order volumes. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. Similar incidents in the future would adversely impact our financial conditions and results of operations.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.
Approximately 64% of our consolidated revenues for the year ended December 31, 2014 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. The capital expenditures of our continuing operations were $121.4 million, $188.3 million, and $315.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capital expenditures over the past three years include spending related to maintenance and our strategic initiatives, including the Zhenjiang rolling mill. In September 2014, we announced that we plan to invest approximately $350.0 million to upgrade our capabilities at our aluminum rolling mill in Lewisport, Kentucky in order to meet increasing demand for auto body sheet in North America. We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plants and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

Our Asia Pacific operations will require significant funding support that we may be unable to fulfill.
The Zhenjiang rolling mill began limited production in the beginning of 2013. We continued the start-up phase of that operation through 2014, growing our sales as the year progressed. The mill required funding for start-up expenses, residual capital expenditures, interest on third party debt and working capital, reaching an aggregate of $109.2 million in 2014. This funding was obtained from an RMB 410.0 million (or equivalent to approximately $66.8 million) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China and with capital provided by us.
The Zhenjiang rolling mill incurred start-up expenses of approximately $16.6 million in 2014. These start-up expenses were tied to non-recurring operating losses incurred while the mill ramped up to full production, as well as expenses associated with obtaining certification to produce aircraft sheet and plate. The mill received several such certifications, and will exit the start-up phase of operations in the first quarter of 2015.
Furthermore, significant investment in the Zhenjiang rolling mill is needed to fund our anticipated sales growth in 2015. Working capital requirements are anticipated to be funded under the Zhenjiang Revolver and with capital provided by us. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese market. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang Revolver. We cannot be certain that we will be able to draw all amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital needs in China, which may delay our ability to produce and sell material from the Zhenjiang rolling mill.
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

We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do. We compete with other rolled products suppliers, principally multipurpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. Producers with a different cost basis may, in certain circumstances, have a competitive pricing advantage. In addition, a current or new competitor may also add or build new capacity, which could diminish our profitability by decreasing the equilibrium prices in our markets. Changes in regulation that have a disproportionately negative effect on us or our methods of production may also diminish our competitive advantage and industry position. In addition, technological innovation is important to our customers who require us to lead or keep pace with new innovations to address their needs.
As we increase our international business, we encounter the risk that non-U.S. governments could take actions to enhance local production or local ownership at our expense. In addition, new competitors could emerge globally in emerging or transitioning markets with abundant natural resources, low-cost labor and energy, and lower environmental and other standards. This may pose a significant competitive threat to our business. Our competitive position may also be affect by exchange rate fluctuations that may make our products less competitive.
Additional competition could result in a reduced share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could have a negative effect on our financial condition and results of operations.
Our international operations expose us to certain risks inherent in doing business abroad.
We have operations in Germany, Belgium and China. We continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies may have a negative impact on reported revenues and operating profit while depreciation of the U.S. dollar against these currencies may generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar may have a positive impact on margins at the time of sale and on the subsequent translation of the resulting accounts receivable until collection, while depreciation of the U.S. dollar may have the opposite effect.

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
Financial responsibility for contaminated property can be imposed on us where current operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. The costs of all such matters have not been material to net income (loss) for any accounting period since January 1, 2010. However, future remedial requirements at currently owned or operated properties or adjacent areas could result in significant liabilities.
Changes in environmental requirements or changes in their enforcement could materially increase our costs. For example, if salt cake, a by-product from some of our operations, were to become classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase and could result in significant increased expenditures.
We could experience labor disputes that could disrupt our business.
Approximately 65% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of our operations.
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
We are subject to unplanned business interruptions that may materially adversely affect our business.
Our operations may be materially adversely affected by unplanned events such as explosions, fires, war or terrorism, inclement weather, accidents, equipment, information technology systems and process failures, electrical blackouts or outages, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities could cause substantial losses and delays in our production capacity or increase our operating costs. In addition, replacement of assets damaged by such events could be difficult or expensive, and to the extent these losses are not covered by insurance or our insurance policies have significant deductibles, our financial position, results of operations and cash flows may be materially adversely affected by such events. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business.
Derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (“OTC”) derivatives products to hedge our metal commodity risks and, historically, our interest rate and currency risks. Legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivatives transactions and participants in these markets, which could affect the use of derivatives in hedging transactions. In the U.S., for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) was signed it into law on July 21, 2010. The Dodd-Frank Act includes extensive provisions regulating the derivatives market, and many of the regulations implementing the derivatives provisions have become effective and additional requirements will become effective in the future. As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with more market intermediaries that are now subject to extensive regulation pursuant to the Dodd-Frank Act. For example, derivatives dealers may seek to pass to us the cost of any increased margin, capital or other regulatory requirements that they are subject to under Dodd-Frank, which could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities. As the regulatory regime is still developing and additional regulations have not been finalized or fully implemented, the ultimate costs of Dodd-Frank and similar legislation in other jurisdictions, including the European Union member states, on our business remain uncertain. However, such costs could be significant and have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally that impact the derivatives market and market participants could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business and have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our North America segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for these plans have been met as of December 31, 2014, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $57.3 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”) of certain “reportable events,” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
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
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2014, our total consolidated indebtedness was $1.5 billion, excluding $40.1 million of outstanding letters of credit. We also would have had the ability to borrow up to $276.9 million under the ABL Facility. Aleris Zhenjiang, which is an unrestricted subsidiary and non-guarantor under the indentures governing the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”) and the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”), had the ability to borrow up to an additional $66.8 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) under the Zhenjiang Revolver. Our substantial level of debt and debt service obligations could have important consequences, including the following:

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
As of the date of Aleris International’s emergence from bankruptcy, we adopted fresh-start accounting rules as a result of the bankruptcy reorganization as prescribed in accordance with the Reorganizations topic of the FASB Accounting Standards Codification. As required by fresh-start accounting, assets and liabilities have been recorded at fair value, based on values determined in connection with the implementation of the Plan of Reorganization. Accordingly, our consolidated financial condition and results of operations from and after Aleris International’s emergence from Chapter 11 will not be comparable to the financial condition or results of operations reflected in the Predecessor’s historical financial information included elsewhere in this annual report on Form 10-K.
Further, during the course of the Chapter 11 reorganization cases (the “Chapter 11 Cases”), the Predecessor’s financial results were volatile as asset impairments, government regulations, bankruptcy professional fees, contract terminations and rejections and claims assessments, among other things, significantly impacted its consolidated financial statements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our production and manufacturing facilities are listed below by reportable segment.

Reportable Segment	Location	Owned / Leased

North America	Clayton, New Jersey	Owned
	Buckhannon, West Virginia	Owned
	Ashville, Ohio	Owned
	Richmond, Virginia	Owned
	Uhrichsville, Ohio	Owned
	Lewisport, Kentucky	Owned
	Davenport, Iowa (1)	Owned
	Lincolnshire, Illinois	Owned

Europe	Duffel, Belgium	Owned
	Koblenz, Germany	Owned
	Voerde, Germany	Owned

Asia Pacific	Zhenjiang, PRC	Granted Land Rights

(1)Two facilities at this location.
    The following table presents the average operating rates for each of our three operating segments’ facilities for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
Segment	2014	2013	2012
North America	86%	89%	86%
Europe	90	90	82
Asia Pacific (1)	37	55	—
________________________
(1) The average operating rates for our Asia Pacific segment were based on the assets that were placed into service during 2013.
The Zhenjiang rolling mill, which began limited production in 2013, is located in Zhenjiang City, Jiangsu Province in China and has been granted a 50 year right to occupy the land on which the factory resides.
Our Cleveland, Ohio corporate facility houses our principal executive office, as well as our offices for North America and certain discontinued businesses, and we currently lease approximately 70,707 square feet for those purposes.
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
Holders
As of March 6, 2015, there were 185 holders of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company. The selected historical financial data for the years ended December 31, 2014, 2013, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 31, 2010 and as of December 31, 2014, 2013, 2012, 2011, 2010 and May 31, 2010, have been derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interest for the years ended December 31, 2014, 2013 and 2012 and the audited consolidated balance sheet as of December 31, 2014 and 2013 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” For additional information, see Note 18, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows reflects the combined cash flows from our continuing and discontinued operations.
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

	(Successor)					(Predecessor)
(Dollars in millions (except per share data), metric tons in thousands)	For the years ended December 31,				For the seven months ended December 31,	For the five months ended May 31,
	2014	2013	2012	2011	2010	2010
Statement of Operations Data (a):
Revenues	$2,882.4	$2,520.8	$2,552.3	$2,804.8	$1,424.3	$945.1
Operating income (b)	11.7	26.2	118.9	101.0	28.0	40.5
(Loss) income from continuing operations before income taxes (b)	(75.7)	(77.2)	64.7	60.9	30.5	1,357.9
Net income (loss) attributable to Aleris Corporation (b)	87.1	(37.1)	107.5	161.6	71.4	2,204.1
Balance Sheet Data (at end of period) (a):
Cash and cash equivalents	$28.6	$51.3	$582.9	$215.8	$101.9	$75.2
Total assets	2,861.9	2,472.9	2,918.2	2,037.6	1,779.7	1,697.6
Total debt	1,478.2	1,229.3	1,219.6	595.7	46.0	580.7
Redeemable noncontrolling interest	5.7	5.7	5.7	5.4	5.2	—
Total Aleris Corporation stockholders’ equity (c)	292.6	368.4	633.9	554.4	937.8	(2,189.4)

Other Financial Data:
Net cash provided (used) by:
Operating activities	$—	$31.9	$152.5	$266.9	$119.1	$(174.0)
Investing activities	(265.3)	(235.4)	(411.1)	(197.3)	(26.2)	(15.7)
Financing activities	246.1	(331.6)	617.2	53.7	(83.6)	187.5
Depreciation and amortization	157.6	129.5	84.8	70.3	38.4	20.2
Capital expenditures	(164.8)	(238.3)	(390.2)	(204.6)	(46.5)	(16.0)

Other Data (a):
Metric tons shipped:
North America	482.0	372.3	395.7	370.5	213.7	156.9
Europe	334.9	345.4	298.9	314.4	184.0	120.0
Asia Pacific	12.8	4.8	—	—	—	—
Intra-entity shipments	(35.0)	(35.6)	(7.2)	—	—	—
	794.7	686.9	687.4	684.9	397.7	276.9

(a)
As a result of the divestitures of the recycling and specification alloys and extrusions businesses, the Company has presented the results of operations and financial position of these segments as discontinued operations for all periods presented.

(b)
Operating income, (loss) income from continuing operations before income taxes and net income (loss) attributable to Aleris Corporation include reorganization gains of approximately $2.2 billion for the five months ended May 31, 2010.

(c)	We paid $313.0 million ($10.00 per share) and $500.0 million ($16.00 per share) in cash dividends to our stockholders during the years ended December 31, 2013 and 2011, respectively.
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
The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, estimates of volumes, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures. Statements contained in this annual report that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
The forward-looking statements set forth in this annual report regarding, among other things, future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

▪	our ability to successfully implement our business strategy;

▪	the success of past and future acquisitions or divestitures;

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

▪	increases in the cost of raw materials and energy;

▪	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt obligations;

▪	our ability to fulfill our substantial capital investment requirements;

▪	our ability to retain the services of certain members of our management;

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry segments we serve;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

▪	variability in general economic conditions on a global or regional basis;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

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
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2014 and 2013 and our consolidated results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012. As discussed further below, we have recently completed the sale of our recycling and specification alloys and extrusions businesses. Accordingly, we have reported these businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 18, “Discontinued Operations” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations, key business strategies, the aluminum industry, our critical measures of financial performance and our operating segments;

▪	Fiscal 2014 Summary and Outlook for 2015 – a discussion of the key financial highlights for 2014, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Exchange Rates – a discussion of our subsidiaries’ functional currencies and the related currency translation adjustments;

▪	Contractual Obligations – a summary of our estimated significant contractual cash obligations and other commercial commitments at December 31, 2014;

▪	Environmental Contingencies - a summary of environmental laws and regulations that govern our operations;

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments; and

▪
Recently Issued Accounting Standards Updates – a discussion of the impact of any recently issued accounting standard updates that have had an impact on the presentation of our consolidated financial position, results of operations and cash flows or have not yet been adopted.

Our Business
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive, transportation, building and construction, containers and packaging and metal distribution industries.
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 69% of our costs of sales for year ended December 31, 2014. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2014, 2013 and 2012 were $1,866, $1,846 and $2,019, respectively. Average LME aluminum prices per ton experienced a 15% decline during the first quarter of 2014, with an average price of $1,708, before prices began to increase through the remainder of the year. LME prices averaged $1,989 and $1,968 in the third and fourth quarters, respectively. For the full year, average LME aluminum prices per ton were approximately 1% higher than 2013.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments.
As a result of utilizing LME aluminum prices and regional premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 88% of our sales for the year ended December 31, 2014 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
Although our business model strives to reduce the impact of aluminum price fluctuations on our financial results, it cannot eliminate the impact completely. For example, at times the profitability of our North America segment is impacted by changes in scrap aluminum prices whose movement may not be correlated to movements in LME prices. Furthermore, certain segments are exposed to variability in the regional premium differential charged by industry participants to deliver aluminum from the smelter to the manufacturing facility, such as the Midwest Premium. This premium differential fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. In addition to impacting the price we pay for the raw materials we purchase, our customers may be reluctant to place orders with us during times of uncertainty in the pricing of the Midwest Premium or Duty Paid/Unpaid Rotterdam. Such uncertainty with respect to the Midwest Premium has affected our operations in 2014, as the Midwest Premium reached unprecedented levels.
For additional information on the key factors impacting our profitability, see “– Our Segments” and “– Critical Measures of Our Financial Performance,” below.
Recent Strategic Initiatives
On April 1, 2014, we acquired Nichols, a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America, for $107.4 million. The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama, and Lincolnshire, Illinois. The acquisition has been accounted for as a business combination, with the purchase price allocated based on the fair value of the assets acquired and the liabilities assumed. During the fourth quarter of 2014, we announced the planned closure of the Decatur facility. The closure occurred in the first quarter of 2015. The operating results of Nichols have been reported within our North America segment from the date of acquisition.
On September 24, 2014, we announced that we will invest $350.0 million to upgrade and add capabilities at our aluminum rolling mill in Lewisport, Kentucky. The investment positions us to meet anticipated significant growth in demand for auto body sheet in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We are currently a leading supplier of auto body sheet to the European premium automotive industry, which has led the light-weighting transition to aluminum in an effort to meet tighter emissions standards.
On October 17, 2014, we entered into a purchase and sale agreement to sell our North American and European recycling and specification alloys businesses to Signature Group Holdings (“Signature”) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America (“RSAA”) and Recycling and Specification Alloys Europe (“RSEU”) segments. The sale includes 18 production facilities in North America and six in Europe. On February 27, 2015, the transaction was completed, and we received $496.2 million of cash, subject to post-closing adjustments for working capital, and $5.0 million of cash and 25,000 shares of Signature’s preferred stock have been placed in escrow to secure our indemnification obligations under the agreement. A gain on the sale will be recorded in the first quarter of 2015.
On December 17, 2014, we entered into a sale and purchase agreement with Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer, to sell our extrusions business. This business includes substantially all of the operations and assets previously reported in our Extrusions segment. On March 1, 2015, the transaction was completed, and we received €29.6 million of cash (or equivalent to approximately $33.5 million), subject to post-closing adjustments for working capital. A loss of approximately $11.2 million was recorded on the carrying value of the extrusions disposal group during the year ended December 31, 2014.
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the consolidated statements of operations as “Income from discontinued operations, net of tax.” Our segment disclosures exclude the previously reported RSAA, RSEU and Extrusions reportable segments for the years ended December 31, 2014, 2013 and 2012. Further, as our remaining operations consist solely of rolled products segments, our Rolled Products North America, Rolled Products Europe and Rolled Products Asia Pacific segments have been renamed to North America, Europe and Asia Pacific, respectively.
Our Business Strategies
We have transitioned to a singularly focused rolled aluminum products business serving diverse industries. As part of this strategy, the sales of our recycling and specification alloys and extrusions businesses were finalized in the first quarter of 2015. We expect to sustain and grow our rolled aluminum products business and build on our strong industry position by pursuing the following strategies:
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
Continue to expand in China and other select international regions
We intend to expand our global operations where we see the opportunity to enhance our manufacturing capabilities, grow with existing customers, gain new customers or penetrate higher-growth industries and regions. We believe disciplined expansion focused on these objectives will allow us to achieve attractive returns. Our international expansion has followed these principles and includes our aluminum rolling mill in China (the “Zhenjiang rolling mill”) that produces value-added plate products for the aerospace, general engineering and other transportation industry segments in China. We designed the mill with the capability to expand into other high value-added products, such as auto body sheet.
We expect demand for aluminum plate in China and other regions will grow, driven by the development and expansion of industries serving aerospace, engineering and other heavy industrial applications. As the first mover for high technology aerospace products in this important region, we believe we are well positioned to grow our share of aerospace and other plate demand.
We intend to continue to pursue global expansion opportunities in a disciplined, deliberate manner. Additionally, we believe that the combination of our efficient furnaces and global customer base provides us with a highly competitive business model that is capable of operating in emerging economies.
Continue to focus on the Aleris Operating System to drive productivity
Our culture focuses on continuous improvement, achievement of synergies and optimal use of capital resources. As such, we have established the AOS, a company-wide ongoing initiative, to align and coordinate all key processes of our operations. AOS is an integrated system of principles, operating practices and tools that engages all employees in the transformation of our core business processes and the relentless pursuit of value creation. We focus on key operating metrics for all of our segments and plants and strive to achieve best practices both internally and in comparison with external benchmarks. The AOS initiative utilizes various tools, including Six Sigma and Lean methodologies, to drive sustainable productivity improvements. Our AOS and productivity programs generated approximately $18.0 million and $24.0 million of cost savings in our continuing operations during the years ended December 31, 2014 and 2013, respectively.
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

▪
using formula pricing, based on a market-based primary aluminum price plus a conversion fee, which effectively passed aluminum costs through to our customers for approximately 88% of our sales for the year ended December 31, 2014;

▪	aligning physical aluminum purchases with aluminum sales;

▪
hedging fixed price forward sales with the use of financial and commodity derivatives to protect transaction margins, which are margins associated with the sale of products and the conversion fees we earn on such sales; and

▪	hedging uncommitted or open inventory positions to protect our operating results and financial condition from the impact of changing aluminum prices on inventory values.

These techniques minimize both transactional margin and inventory valuation risk. Additionally, we seek to reduce the effects of copper, zinc, natural gas and electricity price volatility through the use of financial derivatives and forward purchases, as well as through price escalators and pass-throughs contained in some of our customer supply agreements.
Selectively pursue strategic transactions
We have grown significantly through the successful completion of 13 strategic acquisitions from 2004 through 2014 targeted at broadening product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. This includes the April 1, 2014 acquisition of Nichols, which expanded our production of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America.
We focus on acquisitions that we expect would increase earnings, and from which we typically would expect to be able to realize significant operational efficiencies within 12 to 24 months through the integration process. We prudently evaluate these opportunities as potential enhancements to our existing operating platforms. We also consider strategic alliances, where appropriate, to achieve operational efficiencies or expand our product offerings. We continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions that may be material.
In addition, we recently completed the divestitures of our non-strategic recycling and specification alloys and extrusions businesses in order to focus solely on our aluminum rolled products business.
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
Our continuing operations participate in select segments of the aluminum fabricated products industry, focusing on aluminum rolled products. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or processing alumina. Our industry is cyclical and is affected by global economic conditions, industry competition and product development. Compared to several substitute metals, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Also, aluminum is somewhat unique in that it can be recycled repeatedly without any material decline in performance or quality, which delivers both energy and capital investment savings relative to the cost of smelting primary aluminum.
Critical Measures of Our Financial Performance
The financial performance of our operating segments are the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our business is determined, in part, by the volume of metric tons shipped and processed. Increased production volume will result in lower per unit costs, while higher shipped volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of commercial margin and commercial margin per ton in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (defined below) from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum), changes in local pricing premiums, product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
Our exposure to changing primary aluminum prices and premium differentials, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices and premium differentials to the extent it is not committed to fixed price sales orders.
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and currently do not reduce our exposure to changing premium differentials (while exchanges have begun to offer derivative instruments to hedge premium differentials, such markets are not yet widely utilized and are not considered in our risk management practices). While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At December 31, 2014 and 2013, no cash collateral was posted.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations (“EBITDA”) in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
In addition to rolling margins and product mix, commercial margins are impacted by the differences between changes in the prices of primary and scrap aluminum, as well as the availability of scrap aluminum, particularly in our North America segment where aluminum scrap is used more frequently than in our European and Asia Pacific operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our commercial margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets, such as the price of aluminum.
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
Our Segments
We report three operating segments based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are North America, Europe and Asia Pacific.
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

Segment Adjusted EBITDA eliminates from segment income and loss the impact of recording inventory and other items at fair value through fresh-start and purchase accounting and metal price lag. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
For additional information regarding non-GAAP financial measures, see “—Non-GAAP Financial Measures.”
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our North America segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products are manufactured to specific customer requirements, using direct-chill, continuous cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances and recreational vehicles.
Segment metric tons shipped, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2014	2013	2012
Segment metric tons shipped	482.0	372.3	395.7

Segment revenues	$1,561.8	$1,194.8	$1,299.7
Hedged cost of metal	(986.0)	(742.0)	(814.0)
Favorable metal price lag	(6.8)	(5.6)	(6.4)
Segment commercial margin	$569.0	$447.2	$479.3
Segment commercial margin per ton shipped	$1,180.4	$1,201.3	$1,211.1

Segment income	$94.6	$81.8	$117.6
Impact of recording inventory at fair value through purchase accounting	8.1	—	—
Favorable metal price lag	(6.8)	(5.6)	(6.4)
Segment Adjusted EBITDA (1)	$96.0	$76.2	$111.1
Segment Adjusted EBITDA per ton shipped	$199.1	$204.6	$280.9

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as well as an aluminum casting plant in Germany that produces rolling slab used by our Europe operations. Our Europe segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Segment metric tons shipped, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2014	2013	2012
Segment metric tons shipped	334.9	345.4	298.9

Segment revenues	$1,402.4	$1,443.2	$1,324.9
Hedged cost of metal	(777.9)	(821.4)	(747.1)
Favorable metal price lag	(26.9)	(16.6)	(7.1)
Segment commercial margin	$597.6	$605.2	$570.7
Segment commercial margin per ton shipped	$1,784.6	$1,752.2	$1,909.5

Segment income	$147.6	$132.1	$144.6
Impact of recording amounts at fair value through purchase accounting	—	(0.1)	(0.8)
Favorable metal price lag	(26.9)	(16.6)	(7.1)
Segment Adjusted EBITDA (1)	$120.7	$115.3	$136.7
Segment Adjusted EBITDA per ton shipped	$360.5	$333.9	$457.4

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Asia Pacific
Our Asia Pacific segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in 2013. The mill continued to incur start-up expenses in 2014 as we increased volume to full production and obtained qualifications from our major aerospace customers. These start-up expenses represent operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses
Segment metric tons shipped, segment revenues, segment commercial margin, segment loss and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

Asia Pacific
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2014	2013
Segment metric tons shipped	12.8	4.8

Segment revenues	$52.7	$20.7
Hedged cost of metal	(52.7)	(21.0)
Favorable metal price lag	—	—
Segment commercial margin	$—	$(0.3)

Segment loss (1)	$—	$(0.2)
Segment Adjusted EBITDA (1)	$—	$(0.2)

(1) Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense during the start-up period. For the years ended December 31, 2014 and 2013, total start-up expenses were $16.6 million and $31.6 million, respectively and total depreciation expenses were $24.7 million and $17.2 million, respectively.

Fiscal 2014 Summary
Listed below are key financial highlights for the year ended December 31, 2014 as compared to 2013:

▪
Our 2014 revenues increased 14% from the prior year primarily due to increased volumes as a result of our acquisition of Nichols, as well as increased aluminum prices, driven by higher regional aluminum premium differentials;

▪
Income from continuing operations for 2014 was $53.8 million compared to a loss from continuing operations of $63.0 million for 2013. This increase is primarily due to an income tax benefit of $129.5 million in 2014, resulting from the release of valuation allowances against deferred tax assets recorded in the U.S. and Belgium. In addition, Adjusted EBITDA increased approximately $19.6 million, as discussed below, and start-up costs primarily associated with the Zhenjiang rolling mill decreased approximately $11.1 million. These changes were partially offset by increases in depreciation and interest expense of approximately $24.4 million and $10.0 million, respectively;

▪
Adjusted EBITDA increased 12% to $176.5 million in 2014 from $156.9 million in the prior year. Favorable scrap spreads, lower raw material costs and a favorable supply agreement improved Adjusted EBITDA by approximately $17.0 million. In addition, increased volumes, primarily resulting from the Nichols acquisition and higher demand from the European automotive industry, as well as increased fourth quarter production resulted in an increase of $8.0 million and the favorable impact of currency movements was approximately $9.0 million. These increases were partially offset by lower rolling margins, resulting from pricing pressures caused by the higher Midwest Premium and weaker European plate demand, that impacted Adjusted EBITDA by approximately $10.0 million;

▪
Liquidity at December 31, 2014 was approximately $305.5 million, which consisted of $276.9 million of availability under Aleris International’s ABL Facility (as defined below) plus $28.6 million of cash; and

▪	Capital expenditures decreased to $164.8 million in 2014 from $238.3 million in the prior year.
Outlook for 2015
The following factors are anticipated to have a significant impact on our 2015 performance:

▪
We have completed our transition to a singularly focused aluminum rolled products business by divesting the recycling and specification alloys and extrusions businesses in the first quarter of 2015. These transactions generated approximately $529.7 million in cash, prior to fees and taxes, which was used to pay down borrowings on our ABL Facility. We expect to use the remaining proceeds, and any additional proceeds that may be received from adjustments to the sale price as a result of the determination of the working capital delivered, to fund strategic capital projects and/or repay existing indebtedness;

▪
The use of aluminum to light-weight vehicles continues to increase. Ducker Worldwide has estimated aluminum auto body sheet demand will increase 50% in 2015 and will increase from 90 thousand tons in 2012 to 1.8 million tons by 2025. We believe that these factors may increase demand for our products at a higher rate than the overall growth rate for light vehicle production. In 2013, we completed the construction of a new wide auto body sheet expansion project at our Duffel, Belgium facility in anticipation of this increase in demand. This facility expanded our capabilities to serve our automotive customers and created a dedicated automotive center focused on product development and innovation. In addition, on September 24, 2014, we announced that we will invest $350 million to upgrade and add capabilities at our aluminum rolling mill in Lewisport, Kentucky. This investment positions us to meet the anticipated significant growth in demand for auto body sheet in North America. During 2015, we expect that substantial progress will be made on the construction, with first shipments targeted for 2017;

▪
We are the largest supplier of aluminum sheet to the building and construction industry in North America. According to the National Association of Home Builders (“NAHB”), 2014 single family housing starts in the United States were 700,000 and are projected to be 780,000 in 2015. In addition, the NAHB estimates that total housing starts in the U.S. will increase from 1,050,000 in 2014 to 1,100,000 in 2015. This potential growth in housing starts may increase demand for our products;

▪
In 2014, we acquired Nichols, a key North American supplier to the building and construction industry. The synergies anticipated from this acquisition are expected to exceed the original target of $15.0 million and, as a result, we have increased our target to $20.0 million. During 2015, we will continue to realize these synergies as we complete the integration of the Nichols facilities. This includes the closure of the Decatur, Alabama facility, and the assumption of the volumes produced at that facility by our other facilities in North America;

▪
Demand for our aerospace products typically trends with aircraft backlog and build rates. The combined order backlog of Airbus and Boeing increased 83% from 6,600 planes at the beginning of 2011 to 12,068 planes through December 2014. Our 2014 aerospace volume did not benefit from this expected demand as a result of customer destocking due to excess aerospace plate inventory. Although we believe this backlog will translate into positive growth over the long-term, only modest growth in aerospace volume is expected in 2015. However, we continue to position ourselves to benefit from future expected demand. The Zhenjiang rolling mill achieved NADCAP certification in 2014, an industry standard for the production of aircraft aluminum, received qualifications from several major aircraft original equipment manufacturers (“OEMs”), including Airbus, Boeing (first quarter 2015), Bombardier and COMAC, and began shipments of aircraft plate of 2014;

▪
Demand for many of our products is impacted by regional economic factors in North America and Europe, including GDP and industrial production. We expect continued economic challenges and competitive markets in Europe to place pressure on our pricing. We expect that volume trends for our regionally-based North American products will be largely dependent on the continued strength of the recovery of the U.S. economy; and

▪
As a result of the certifications received from major aircraft OEMs and production rates approaching normalized levels, the Zhenjiang rolling mill completed its start-up phase in the first quarter of 2015.

In 2014, our capital spending from continuing operations totaled $121.4 million and we expect 2015 capital spending to be approximately $325.0 million. For 2015, we expect that segment income and Adjusted EBITDA will be higher than 2014, benefiting from the above mentioned economic trends, strength in our higher value-added automotive global market segment, as well as solid fundamentals in the North American transportation and building and construction industry as compared to 2014, and continued benefits from the Nichols acquisition.
Results of Operations
Review of Consolidated Results
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues for the year ended December 31, 2014 were approximately $2.9 billion compared to approximately $2.5 billion for the year ended December 31, 2013. The 14% increase primarily resulted from increased volumes due to the acquisition of Nichols that more than offset a slightly weaker product mix, resulting in additional revenues of approximately $299.0 million. Revenues from production at our Zhenjiang rolling mill increased by $32.0 million and increased aluminum prices contributed to an increase in revenues of approximately $42.0 million. These increases were partially offset by lower rolling margins, which decreased revenues by approximately $12.0 million. Driving the weaker mix of products in North America was the higher Midwest Premium and its impact on customer buying patterns, the harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season and second quarter production issues. In Europe, a 32% increase in demand for auto body sheet partially offset lower demand for aerospace products and lower plate and sheet shipments resulting from second quarter production issues and a tepid European economy.
The following table presents the estimated impact of key factors that resulted in the 14% increase in our consolidated revenues from 2013:

	North America		Europe		Consolidated
	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$34.0	3%	$8.0	1%	$42.0	2%
Commercial price	(6.0)	(1)	(6.0)	—	(12.0)	—
Volume/Mix, including acquisitions	339.0	29	(40.0)	(4)	299.0	11
Currency	—	—	(2.0)	—	(2.0)	—
Other	—	*	(0.8)	*	(0.8)	—
Total	$367.0	31%	$(40.8)	(3)%	$326.2	13%
Asia Pacific and intersegment revenues					35.4	1%
Total					$361.6	14%

* Result is not meaningful.
Gross profit for the year ended December 31, 2014 was $247.5 million compared to $183.5 million for the year ended December 31, 2013. Metal price lag, excluding realized gains and losses on metal derivative financial instruments which are classified separately on the consolidated statements of operations, favorably impacted gross profit in 2014 when compared to 2013 by an estimated $58.0 million. Favorable scrap spreads resulting from higher aluminum prices, as well as a favorable supply agreement and lower raw material costs, increased gross profit by approximately $17.0 million. The combination of volume and mix changes along with increased fourth quarter production in North America increased gross profit by approximately $12.0 million. In addition, start-up expenses decreased approximately $11.6 million, primarily due to increased shipment and production levels at the Zhenjiang rolling mill. These favorable impacts were partially offset by lower rolling margins that resulted in a decrease in gross profit of approximately $12.0 million and increased depreciation expense of $24.8 million.
SG&A expenses were $221.9 million for the year ended December 31, 2014 compared to $184.1 million for the year ended December 31, 2013. The $37.8 million increase included additional SG&A expense related to the acquisition of Nichols and increased employee costs. In addition the 2014 acquisition and divestitures increased professional fees and business development costs by approximately $26.0 million.
During the year ended December 31, 2014, we recorded restructuring charges of $2.8 million, which included costs related to severance and other termination benefits associated with personnel reductions, as well as exit costs related to certain closed facilities.
During the years ended December 31, 2014 and 2013, we recorded realized losses (gains) on derivative financial instruments of $16.3 million and $(29.4) million, respectively, and unrealized gains of $5.4 million and $2.2 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period. Derivative financial instruments are utilized to reduce exposure to fluctuations in commodity prices, including metal and natural gas prices. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk,” below, for additional information regarding our use of derivative financial instruments.
Further impacting our year-to-date results was a $10.0 million increase in net interest expense as less interest was capitalized and borrowings under the ABL Facility (as defined below) and the China Loan Facility (as defined below) were higher when compared to the prior year. Other income increased $26.0 million primarily due to currency exchange gains in 2014 as compared to losses in the prior year period.
We recorded an income tax benefit of $129.5 million in 2014, primarily as a result of the reversal of $35.5 million of valuation allowances against deferred tax assets recorded in the U.S., as taxable gains from the sale of the recycling business will allow for the use of net operating losses in the year ending December 31, 2015, and the reversal of $110.5 million of valuation allowances against deferred tax assets recorded in Belgium resulting from a change in judgment.
Income from discontinued operations, net of tax was $34.2 million for the year ended December 31, 2014 compared to $26.9 million for the year ended December 31, 2013. The discontinued operations include the results of our recycling and specification alloys and extrusions businesses. The increase was primarily due to favorable metal spreads and improved volumes in the recycling and specification alloys business as well as a decrease in the provision for income taxes. These increases were partially offset by the loss recorded on the classification of the extrusions business as held for sale as well as the unfavorable impact of pricing pressure in the extrusions business.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues for the year ended December 31, 2013 were approximately $2.5 billion compared to approximately $2.6 billion for the year ended December 31, 2012. The 1% decrease was primarily driven by lower aluminum prices, which reduced revenues by approximately 4%. This decrease was offset by a favorable product mix that more than offset a decrease in volumes, increasing revenues by approximately $41.0 million. The decrease in volume was driven by lower building and construction demand in North America and the impact of a 2012 strike at a competitor, which temporarily increased volume for hot rolled products in that year. These decreases were partially offset by increased European demand for auto body sheet and regional plate and sheet products. In addition, a weaker U.S. dollar during 2013 increased revenues by approximately 1%.

The following table presents the estimated impact of key factors that resulted in the 1% decrease in our consolidated revenues from 2012:

	North America		Europe		Consolidated
	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(37.0)	(3)%	$(53.0)	(4)%	$(90.0)	(4)%
Commercial price	(10.0)	(1)	(9.0)	(1)	(19.0)	—
Volume/Mix	(58.0)	(4)	99.0	7	41.0	2
Currency	—	—	35.0	3	35.0	1
Acquisition	—	—	47.0	4	47.0	2
Other	0.1	*	(0.7)	*	(0.6)	—
Total	$(104.9)	(8)%	$118.3	9%	$13.4	1%
Asia Pacific and intersegment revenues					(44.9)	(2)
Total					$(31.5)	(1)%

* Result is not meaningful.
Gross profit for the year ended December 31, 2013 was $183.5 million compared to $331.9 million for the year ended December 31, 2012. Losses associated with the start-up of production at the Zhenjiang rolling mill and higher depreciation expense associated with recent capital investments reduced gross profit by $24.3 million and $24.8 million, respectively. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, negatively impacted gross profit in 2013 when compared to 2012 by an estimated $25.0 million. Lower rolling margins for certain North American and European rolled products reduced gross profit by approximately $19.0 million. Decreased demand for and production of rolled products in North America further reduced gross profit by approximately $17.0 million. The impact of tighter scrap spreads resulting from lower aluminum prices reduced gross profit by approximately $11.0 million. Inflation in employee, paint, energy and freight costs, as well as higher repair and maintenance spending were partially offset by productivity related savings generated by our AOS initiatives, resulting in a net decrease in gross profit of approximately $10.0 million.
SG&A expenses were $184.1 million for the year ended December 31, 2013 compared to $207.5 million for the year ended December 31, 2012. The $23.4 million decrease primarily resulted from lower incentive compensation and cost reduction and restructuring initiatives, which decreased employee, travel and professional services costs by approximately $30.6 million, as well as lower SG&A-related start-up expenses associated with the Zhenjiang rolling mill of approximately $14.7 million. These decreases were partially offset by an $11.8 million increase in depreciation expense and a $2.9 million increase in stock-based compensation expense primarily due to certain stock options granted during the third quarter of 2013.
During the year ended December 31, 2013, we recorded restructuring charges of $5.0 million, which primarily related to severance and other termination benefits associated with personnel reductions. The personnel reductions impacted selected selling, general and administrative positions across the company in an effort to reduce our global cost structure and improve operating results.
During the years ended December 31, 2013 and 2012, we recorded realized (gains) losses on derivative financial instruments of $(29.4) million and $8.8 million, respectively, and unrealized gains of $2.2 million and $12.4 million, respectively.
Further impacting our 2013 year-to-date results was a $45.3 million increase in net interest expense due to the issuance of the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes (as defined below) on October 23, 2012, increased borrowings under the China Loan Facility and decreased capitalized interest when compared to the prior year period. Other expense increased increased by $3.9 million primarily due to an increase in currency exchange losses when compared to the prior year period.
We recorded a benefit from for income taxes of $14.2 million in 2013, which included an income tax benefit of $3.8 million from international jurisdictions and an income tax benefit of $10.4 million in the U.S.
Income from discontinued operations, net of tax was $26.9 million for the year ended December 31, 2013 as compared to $48.1 million for the year ended December 31, 2012. The decrease was primarily due to unfavorable metal spreads and lower volumes in the recycling and specification alloys business in addition to unfavorable pricing pressure in the extrusions business.

The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014	2013	2012
	(in millions, except percentages)
Revenues	$2,882.4	$2,520.8	$2,552.3
Cost of sales	2,634.9	2,337.3	2,220.4
Gross profit	247.5	183.5	331.9
Gross profit as a percentage of revenues	8.6%	7.3%	13.0%
Selling, general and administrative expenses	221.9	184.1	207.5
Restructuring charges	2.8	5.0	8.5
Losses (gains) on derivative financial instruments	10.9	(31.5)	(3.6)
Other operating expense (income), net	0.2	(0.3)	0.6
Operating income	11.7	26.2	118.9
Interest expense, net	107.4	97.4	52.1
Other (income) expense, net	(20.0)	6.0	2.1
(Loss) income from continuing operations before income taxes	(75.7)	(77.2)	64.7
(Benefit from) provision for income taxes	(129.5)	(14.2)	5.8
Income (loss) from continuing operations	53.8	(63.0)	58.9
Income from discontinued operations, net of tax	34.2	26.9	48.1
Net income (loss)	88.0	(36.1)	107.0
Net loss from continuing operations attributable to noncontrolling interest	—	—	(1.8)
Net income from discontinued operations attributable to noncontrolling interest	0.9	1.0	1.3
Net income (loss) attributable to Aleris Corporation	$87.1	$(37.1)	$107.5

Total segment income	$242.2	$213.7	$262.2
Depreciation and amortization of continuing operations	(123.2)	(98.8)	(62.5)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(77.8)	(50.4)	(56.2)
Restructuring charges	(2.8)	(5.0)	(8.5)
Interest expense, net	(107.4)	(97.4)	(52.1)
Unallocated gains on derivative financial instruments	5.4	2.1	12.0
Unallocated currency exchange gains (losses)	12.6	(3.8)	(0.2)
Start-up expenses	(24.5)	(35.6)	(28.5)
Other expense, net	(0.2)	(2.0)	(1.5)
(Loss) income from continuing operations before income taxes	$(75.7)	$(77.2)	$64.7

Revenues and Shipments
The following tables present revenues and metric tons shipped by segment:

	For the years ended December 31,
	2014	2013	2012
	(dollars in millions, metric tons in thousands)
Revenues:
North America	$1,561.8	$1,194.8	$1,299.7
Europe	1,402.4	1,443.2	1,324.9
Asia Pacific	52.7	20.7	—
Intersegment revenues	(18.0)	(29.2)	(6.2)
	2,998.9	2,629.5	2,618.4
Shipments to discontinued operations	(116.5)	(108.7)	(66.1)
Consolidated revenues	$2,882.4	$2,520.8	$2,552.3

Metric tons shipped:
North America	482.0	372.3	395.7
Europe	334.9	345.4	298.9
Asia Pacific	12.8	4.8	—
Intersegment shipments	(3.7)	(7.5)	(0.6)
	826.0	715.0	694.0
Metric tons shipped to discontinued operations	(31.3)	(28.1)	(6.6)
Total metric tons shipped	794.7	686.9	687.4
North America Revenues
North America revenues for the year ended December 31, 2014 increased $367.0 million compared to the year ended December 31, 2013. This increase was primarily due to the following:

▪
a 29% increase in shipments, primarily related to the acquired Nichols business and increased demand from the transportation industry, partially offset by adverse customer reaction to the high Midwest Premium, harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season and production issues that resulted in a weaker mix of products sold. Volume and mix combined to increase revenues by approximately $339.0 million; and

▪	higher aluminum prices increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $34.0 million of the increase in revenues.
These increases were partially offset by pricing pressures from competitive imports resulting from the high Midwest Premium, which accounted for a decrease of approximately $6.0 million in revenues.
North America revenues for the year ended December 31, 2013 decreased $104.9 million compared to the year ended December 31, 2012. This decrease was primarily due to the following:

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

▪
lower aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. Aluminum price decreases accounted for approximately $37.0 million of the decrease in revenues; and

▪	the impact of continued pressure from common alloy imports on prices, which decreased revenues by approximately $10.0 million.
Europe Revenues
Revenues from our Europe segment for the year ended December 31, 2014 decreased $40.8 million compared to the year ended December 31, 2013. This decrease was primarily due to the following:

▪
a 3% decrease in shipments that reduced revenues by approximately $40.0 million. The impact of an inventory overhang at major aircraft manufactures led to an 8% reduction in aerospace volumes, while demand from the automotive industry increased 32% from the prior year. Additionally, second quarter operational issues and a weak European economy resulted in a loss of regional plate and sheet volumes;

▪	overcapacity in plate production, which reduced rolling margins by $6.0 million; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $2.0 million.
These decreases were partially offset by higher aluminum prices resulting from increases in regional premiums, which increased revenues by approximately $8.0 million.
Revenues from our Europe segment for the year ended December 31, 2013 increased $118.3 million compared to the year ended December 31, 2012. This increase was primarily due to the following:

▪
the acquisition of the Voerde cast house in August 2012. Shipments from the cast house for the seven months ended July 31, 2013 accounted for a 9% increase in the segment’s volume, increasing segment revenues by approximately $47.0 million during that time, of which $12.0 million related to third party sales and $35.0 million related to shipments to our extrusions business;

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
These increases were partially offset by lower aluminum prices and pricing pressures due to economic conditions in Europe. The decrease in prices resulting from these items reduced revenues by approximately $62.0 million.
Segment Income (Loss) and Gross Profit

	For the years ended December 31,
	2014	2013	2012
	(in millions)
Segment income (loss):
North America	$94.6	$81.8	$117.6
Europe	147.6	132.1	144.6
Asia Pacific	—	(0.2)	—
Total segment income	242.2	213.7	262.2
Items excluded from segment income and included in gross profit:
Depreciation	(102.6)	(77.8)	(53.0)
Start-up expenses	(12.7)	(24.3)	—
Other	—	(1.1)	—
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	114.1	100.8	113.3
Realized losses (gains) on derivative financial instruments	16.3	(29.4)	8.4
Other (income) expense, net	(9.8)	1.6	1.0
Gross profit	$247.5	$183.5	$331.9
North America Segment Income
North America segment income for the year ended December 31, 2014 increased $12.8 million compared to the year ended December 31, 2013. This increase was primarily due to the following:

▪	a 29% increase in volume and higher fourth quarter production levels that contributed approximately $15.0 million to the increase in segment income;

▪	improved scrap spreads and a favorable supply agreement increased segment income by approximately $13.0 million; and

▪	favorable metal price lag in 2014 compared to the prior year, which increased segment income by an estimated $1.2 million.
These increases were partially offset by:

▪	the impact of recording the acquired assets of Nichols at fair value, which increased cost of sales by approximately $8.1 million;

▪	pricing pressures caused by the high Midwest Premium reduced rolling margins, reducing segment income by approximately $6.0 million; and

▪	higher costs associated with inflation in energy and employee costs, partially offset by productivity gains, reduced segment income by approximately $3.0 million.
North America segment income for the year ended December 31, 2013 decreased $35.8 million compared to the year ended December 31, 2012. This decrease was primarily due to the following:

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
Europe Segment Income
Europe segment income for the year ended December 31, 2014 increased $15.5 million compared to the year ended December 31, 2013. This increase was primarily due to the following:

▪	favorable metal price lag in 2014 compared to the prior year period, which increased segment income by an estimated $10.3 million;

▪	favorable currency movements, which increased segment income by approximately $7.0 million;

▪	lower hardener prices, external slab costs and scrap losses, which improved segment income by approximately $4.0 million; and

▪	benefits associated with the receipt of energy tax and carbon dioxide emissions credits, which increased segment income by approximately $3.8 million.
These increases were partially offset by the following:

▪	a reduction in volume and an unfavorable change in the mix of products sold, which decreased segment income by approximately $6.0 million;

▪	lower rolling margins, caused by overcapacity in the European plate market, which decreased segment income by approximately $5.0 million; and

▪
higher costs associated with operational issues and inflation in employee costs, partially offset by productivity related savings and lower energy costs, resulting in a reduction in segment income of approximately $1.0 million.

Europe segment income for the year ended December 31, 2013 decreased $12.5 million compared to the year ended December 31, 2012. This decrease was primarily due to the following:

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

Selling, General and Administrative Expenses
Consolidated SG&A expenses increased $37.8 million in the year ended December 31, 2014 as compared to 2013. This increase was primarily due to the following:

▪
increases in professional fees and business development costs associated with the acquisition of Nichols and the sale of the recycling and specification alloys and extrusions businesses of approximately $26.0 million; and

▪
increases in employee costs of $10.7 million as a result of higher incentive compensation expense, the Nichols acquisition and the hiring of research and development personnel to facilitate our strategic initiatives.

Consolidated SG&A expenses decreased $23.4 million in the year ended December 31, 2013 as compared to 2012. This decrease was primarily due to the following:

▪
a decrease of approximately $30.6 million related to lower incentive compensation expense, personnel costs, professional fees and travel costs associated with cost reduction and restructuring initiatives; and

▪	a decrease in SG&A related start-up expenses associated with the Zhenjiang rolling mill of approximately $14.7 million.
These decreases were partially offset by an $11.8 million increase in depreciation expense and a $2.9 million increase in stock-based compensation expense primarily due to certain stock options granted during the third quarter of 2013.
Gains and Losses on Derivative Financial Instruments
During the years ended December 31, 2014, 2013 and 2012, we recorded the following realized losses (gains) and unrealized (gains) losses on derivative financial instruments:

	For the years ended December 31,
	2014	2013	2012
	(in millions)
Realized losses (gains)
Metal	$17.0	$(29.7)	$3.3
Natural gas	(0.8)	0.3	3.8
Currency	—	—	1.6
Unrealized (gains) losses
Metal	(7.6)	(1.4)	(8.7)
Natural gas	2.3	(0.7)	(2.2)
Currency	—	—	(1.4)
Total losses (gains)	$10.9	$(31.5)	$(3.6)
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
During the years ended December 31, 2014, 2013 and 2012, $0.0 million, $0.1 million and $0.8 million of economic gains, respectively, representing the June 1, 2010 fair value of derivative financial instruments that settled during each period, were excluded from realized losses (gains) and segment income.
As discussed in the “– Critical Measures of Our Financial Performance” section above, we use derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. In 2014, we estimate that metal price lag favorably impacted gross profit by approximately $50.7 million while we experienced realized metal hedge losses of $17.0 million. In 2013, we estimate that metal price lag negatively impacted gross profit by approximately $7.3 million while we experienced metal hedge gains of $29.6 million, including $0.1 million of economic gains not recorded within realized gains as discussed above. In 2012, we estimate that metal price lag favorably impacted gross profit by approximately $17.7 million while we experienced metal hedge losses of $4.2 million, including $0.8 million of economic gains not recorded within realized losses as discussed above. The resulting $33.7 million, $22.3 million and $13.5 million of net metal price lag improved our operating results in 2014, 2013 and 2012, respectively.

Interest Expense, net
Interest expense, net, for the year ended December 31, 2014 increased $10.0 million when compared to 2013 due to increased borrowings under the ABL Facility, which was used to fund the acquisition of Nichols, and the China Loan Facility, as well as decreased capitalized interest as a result of the completion of our major capital investments.
Interest expense, net for the year ended December 31, 2013 increased $45.3 million when compared to 2012 due to higher debt levels as a result of the issuance of the 7 7/8% Senior Notes on October 23, 2012, increased borrowings under the China Loan Facility and decreased capitalized interest when compared to the prior year period.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $129.5 million for the year ended December 31, 2014, compared to a benefit from income taxes of $14.2 million for the year ended December 31, 2013 and an income tax expense of $5.8 million for the year ended December 31, 2012. The income tax benefit for the year ended December 31, 2014 consisted of an income tax benefit of $94.2 million from international jurisdictions and an income tax benefit of $35.3 million in the U.S. The income tax benefit for the year ended December 31, 2013 consisted of an income tax benefit of $3.8 million from international jurisdictions and an income tax benefit of $10.4 million in the U.S. The income tax expense for the year ended December 31, 2012 consisted of an income tax expense of $21.1 million from international jurisdictions and an income tax benefit of $15.3 million in the U.S.
At December 31, 2014 and 2013, we had valuation allowances from continuing operations of $262.3 million and $515.2 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2014 and 2013 valuation allowances from continuing operations, $109.0 million and $379.9 million relate primarily to net operating losses and future tax deductions for pension benefits in non-U.S. tax jurisdictions, $137.6 million and $118.3 million relate primarily to the U.S. federal effects of net operating losses and amortization and $15.7 million and $17.0 million relate primarily to the state effects of net operating losses and amortization, respectively.
The net decrease in the valuation allowance from continuing operations in 2014 is comprised of:

▪	a $110.5 million reversal of a valuation allowance resulting from a change in judgment in our Belgium tax jurisdiction;

▪
a $106.9 million decrease resulting from net utilization of tax net operating losses in non-U.S. tax jurisdictions, additional tax net operating losses in the U.S., net reversals of taxable temporary differences and net increases in deductible temporary differences; and

▪	a $35.5 million reversal of a valuation allowance resulting from a change in judgment in the U.S.
The change in judgment in our Belgium tax jurisdiction is based on recent positive evidence that supports the conclusion that it is more-likely-than-not that the net operating loss and other deferred tax assets in that jurisdiction will be realized. The following positive evidence exists to support the reversal of the valuation allowance during 2014:

▪
the Duffel, Belgium facility generated significant taxable income in 2014 for the first time since our acquisition of the facility in 2006 as a result of increased production and sales subsequent to the completion of the wide auto body sheet expansion project;

▪
anticipated strong growth in the global demand for aluminum auto body sheet for light-weighting vehicles, increasing the demand for products produced at our Duffel, Belgium facility, is forecasted to generate taxable income in the future; and

▪	an unlimited carry forward period of net operating losses in the jurisdiction, which comprise the majority of the deferred tax assets.
The change in judgment in the U.S. reflects the estimated taxable gain from the sale of our recycling and specification alloys business, which supports the conclusion that it is more-likely-than-not that portions of the U.S. net operating loss and state credit deferred tax assets will be realized.
The net increase in the valuation allowance in 2013 is comprised of:

▪
$44.5 million of increases resulting from additional tax net operating losses in the U.S. and in non-U.S. tax jurisdictions, net reversals of other deductible temporary differences and net increases in taxable temporary differences; and

▪	$9.4 million of decreases resulting from changes in judgment in a non-U.S. tax jurisdiction.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax for the year ended December 31, 2014 was $34.2 million. The discontinued operations include the results of our recycling and specification alloys and extrusions businesses. The increase of approximately $7.3 million from the year ended December 31, 2013 was primarily due to favorable metal spreads and improved volumes in the recycling and specification alloys business as well as a decrease in the provision for income taxes. These increases were partially offset by the loss recorded on the classification of the extrusions business as held for sale as well as the unfavorable impact of pricing pressure in the extrusions business.
Income from discontinued operations, net of income tax for the year ended December 31, 2013 was $26.9 million. The decrease of approximately $21.2 million from the prior year was primarily due to unfavorable scrap spreads and lower volumes in the recycling business in addition to unfavorable pricing pressure in the extrusions business.
Liquidity and Capital Resources
Summary
We ended 2014 with $28.6 million of cash and cash equivalents, compared with $51.3 million at the end of 2013. Liquidity at December 31, 2014 was $305.5 million, which consisted of $276.9 million of availability under the ABL Facility plus $28.6 million of cash.
In the first quarter of 2015, we received cash proceeds, prior to fees and taxes, of approximately $496.2 million from the completion of our sale of the recycling and specification alloys businesses and cash proceeds, prior to fees and taxes, of approximately €29.6 million (or equivalent to approximately $33.5 million) from the completion of the sale of our extrusions business. These cash proceeds were used to pay down borrowings on our ABL Facility.We expect to use the remaining proceeds, and any additional proceeds that may be received from adjustments to the sale price as a result of the determination of the working capital delivered, to fund strategic capital projects and/or repay existing indebtedness.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations, cash proceeds from the sale of our divested businesses and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the ABL facility and the Senior Notes, including borrowing base limitations under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors.” Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
At December 31, 2014, approximately $28.2 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. We currently have no plans to repatriate these foreign earnings which are permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary, however, we currently have the ability to remit all of the cash held by non-U.S. subsidiaries without incurring a U.S. tax liability.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations, as permitted by GAAP. For a summary of depreciation, capital expenditures and significant operating noncash items of discontinued operations for the years ended December 31, 2014, 2013 and 2012, see Note 18, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

	For the years ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided (used) by:
Operating activities	$—	$31.9	$152.5
Investing activities	(265.3)	(235.4)	(411.1)
Financing activities	246.1	(331.6)	617.2
Cash Flows From Operating Activities
Operating activities provided no cash for the year ended December 31, 2014, which was the result of $130.0 million of cash from earnings that was offset by a similar increase in net operating assets. The significant components of the change in net operating assets included increases of $34.1 million, $171.5 million and $78.6 million in accounts receivable, inventory and accounts payable, respectively, as well as a $14.2 million increase in other assets and an $11.2 million increase in accrued liabilities. The use of cash within inventory and the cash generated by accounts payable resulted primarily from prior year fourth quarter inventory reduction initiatives in North America and higher current year aluminum prices. The increase in other assets resulted primarily from higher federal income tax receivables resulting from losses at an international jurisdiction. The increase in accrued liabilities resulted primarily from current year accruals for employee incentive compensation and professional fees in excess of payments, partially offset by lower toll liabilities associated with our discontinued operations. Our average days sales outstanding (“DSO”), average days inventory outstanding (“DIO”) and average days payables outstanding (“DPO”) for the year ended December 31, 2014 all remained consistent with the average DSO, DIO and DPO for the year ended December 31, 2013.
Cash flows provided by operating activities were $31.9 million for the year ended December 31, 2013, which resulted from $102.5 million of cash from earnings partially offset by a $70.6 million increase in net operating assets. The significant components of the change in net operating assets included an increase of $20.5 million in other assets and decreases of $31.3 million and $50.5 million in accounts payable and accrued liabilities, respectively. The use of cash within other assets is primarily due to an increase of approximately $14.0 million related to the payment of value added taxes associated with the construction of the Zhenjiang rolling mill. These tax amounts will be recovered in future periods as a reduction to the amount of value added tax required to be remitted upon the sale of product. The use of cash within accounts payable was a result of decreased metal purchases in December 2013 in anticipation of lower production and lower outstanding accounts payable related to capital projects in 2013. The change in accrued liabilities for the year ended December 31, 2013 was primarily due to the settlement of an income tax audit by a non-U.S. taxing jurisdiction and payments in excess of current year accruals for employee incentive compensation and restructuring costs. Our average DIO increased from 51 days for the year ended December 31, 2012 to 57 days for the year ended December 31, 2013. The increase was driven by higher average inventory levels within our Europe segment to help mitigate any customer impact from our production issues in previous quarters, an increase in start-up inventory at the Zhenjiang rolling mill and an increase in our North America segment’s average inventory levels. Our average DSO and average DPO for the year ended December 31, 2013 both remained consistent with the average DSO and DPO for the year ended December 31, 2012.
Cash flows provided by operating activities were $152.5 million for the year ended December 31, 2012, which resulted from $203.9 million of cash from earnings and a $51.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $88.4 million, $42.3 million and $33.1 million in inventory, accounts payable and other assets, respectively. Our DSO for the year ended December 31, 2012 remained consistent with the DSO for the year ended December 31, 2011. Inventory levels increased during 2012 as LME aluminum prices as of December 31, 2012 increased 4% when compared to December 31, 2011. DIO increased from 49 days for the year ended December 31, 2011 to 51 days for the year ended December 31, 2012. The increase in payables resulted from increased inventory levels and the additional days of payables outstanding. Our DPO increased from 27 days for the year ended December 31, 2011 to 30 days for the year ended December 31, 2012. In addition to the higher working capital balances, $25.5 million of operating cash was used to pay value added taxes associated with the construction of the Zhenjiang rolling mill. These tax amounts will be recovered in future periods as a reduction to the amount of value added tax required to be remitted upon the sale of product.
Cash Flows from Investing Activities
Cash flows used by investing activities were $265.3 million for the year ended December 31, 2014 and included $164.8 million of capital expenditures and $107.4 million to acquire Nichols, which was partially offset by insurance proceeds of $3.8 million resulting from a fire at the Decatur, Alabama facility prior to our acquisition of the facility. We expect capital expenditures to be approximately $325.0 million in 2015, primarily related to maintenance and growth projects including investments at our Lewisport, Kentucky rolling mill.

Cash flows used by investing activities were $235.4 million for the year ended December 31, 2013 and included $238.3 million of capital expenditures, primarily associated with the Zhenjiang rolling mill, the wide auto body sheet expansion project in Duffel, Belgium and the installation of our wide coating line in Ashville, Ohio.
Cash flows used by investing activities were $411.1 million for the year ended December 31, 2012 and included $390.2 million of capital expenditures, including $173.8 million on the Zhenjiang rolling mill and other strategic spending, including the wide auto body sheet expansion project in Duffel, Belgium and the coatings project in Ashville, Ohio. Cash used by investing activities for the year ended December 31, 2012 also includes $21.5 million to acquire certain aluminum casting assets from Voerde Aluminium GmbH.
Cash Flows From Financing Activities
Cash flows provided by financing activities were $246.1 million for the year ended December 31, 2014 which included $224.0 million of net proceeds from the ABL Facility and $24.4 million of proceeds from the China Loan Facility.
Cash flows used by financing activities were $331.6 million for the year ended December 31, 2013 which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in Aleris Zhenjiang pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
Cash flows from financing activities for the year ended December 31, 2012 included $491.3 million of net proceeds from the issuance of the 7 5/8% Senior Notes and $130.9 million of net proceeds from the China Loan Facility.
Description of Indebtedness
ABL Facility
Aleris International entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”) in June 2010. On June 30, 2011, Aleris International amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries and up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary). Aleris International and certain of its U.S. and international subsidiaries are borrowers under the ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of the borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivable and inventory values included in the borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2014, we estimate that the borrowing base would have supported borrowings of $541.0 million. After giving effect to outstanding borrowings and outstanding letters of credit of $40.1 million, Aleris International had $276.9 million available for borrowing as of December 31, 2014.
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
As of December 31, 2014, Aleris International had $224.0 million outstanding under the ABL Facility.
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
The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly owned domestic subsidiaries located in the U.S. and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2014.
Effective as of February 27, 2015, Aleris International entered into a Consent, Release and First Amendment to the ABL Facility which, among other things, provides, subject to certain conditions: (i) certain necessary consents under the ABL Facility to permit the sale of the recycling and specification alloys businesses (the “Sale Transaction”); (ii) for certain modifications to the ABL Facility to reflect the Sale Transaction; and (iii) for the release of certain liens required to complete the Sale Transaction. In addition, as of February 27, 2015, the ABL Facility provides for borrowings of up to $15.0 million (the “Canadian Sub Facility”) by any subsidiary of Aleris International organized in Canada that becomes a party to the ABL Facility.  Neither Aleris International nor any of its subsidiaries has been designated as a borrower with respect to the Canadian Sub Facility.
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
Aleris International may redeem the 7 5/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 103.8% of the principal amount, declining annually to 100.0% of the principal amount on February 15, 2017, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 5/8% Indenture), if any, thereon to the applicable redemption date.

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

China Loan Facility
Aleris Zhenjiang entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $161.8 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.8 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which may limit our ability to borrow funds on the Zhenjiang Revolver in the future. In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 million (or equivalent to $37.9 million) to RMB 410.0 million (or equivalent to $66.8 million). The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2014, the full amount of the Zhenjiang Term Loans was drawn and $24.2 million was outstanding under the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2014. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin as performance metrics and believes these measures provide additional information commonly used by holders of the Senior Notes and parties to the ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indentures governing the Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing the ABL Facility. Management also uses commercial margin, including segment commercial margin, as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income from discontinued operations. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, the impact of recording assets at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after June 1, 2010 and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a per segment basis.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin, as we use them, may not be comparable to similarly titled measures used by other companies. We calculate EBITDA, Adjusted

EBITDA and segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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
For reconciliations of EBITDA and Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of segment commercial margin to segment revenues, which are the most directly comparable financial measures presented in accordance with GAAP, for the North America and Europe segments, see the reconciliations in “– Our Segments.”

For the years ended December 31, 2014, 2013 and 2012, our reconciliations of EBITDA and Adjusted EBITDA to net income (loss) attributable to Aleris Corporation and net cash provided (used) by operating activities are presented below.

	For the years ended December 31,
	2014	2013	2012
	(in millions)
Adjusted EBITDA from continuing operations	$176.5	$156.9	$206.8
Unrealized gains on derivative financial instruments	5.4	2.2	12.4
Impact of recording assets at fair value through purchase accounting (i)	(8.1)	0.1	0.8
Restructuring charges (ii)	(2.8)	(5.0)	(8.5)
Unallocated currency exchange gains (losses) on debt	12.0	(2.1)	0.4
Stock-based compensation expense	(13.8)	(14.3)	(11.4)
Start-up expenses	(24.5)	(35.6)	(28.5)
Favorable metal price lag (iii)	33.7	22.3	13.5
Other (iv)	(24.4)	(6.5)	(5.7)
EBITDA from continuing operations	154.0	118.0	179.8
Interest expense, net	(107.4)	(97.4)	(52.1)
Benefit from (provision for) income taxes	129.5	14.2	(5.8)
Depreciation and amortization from continuing operations	(123.2)	(98.8)	(62.5)
Income from discontinued operations, net of tax	34.2	26.9	48.1
Net income (loss) attributable to Aleris Corporation	87.1	(37.1)	107.5
Net loss from continuing operations attributable to noncontrolling interest	—	—	(1.8)
Net income from discontinued operations attributable to noncontrolling interest	0.9	1.0	1.3
Net income (loss)	88.0	(36.1)	107.0
Depreciation and amortization	157.6	129.5	84.8
(Benefit from) provision for deferred income taxes	(132.0)	(13.7)	10.4
Loss recognized on classification as held for sale	11.2	—	—
Stock-based compensation expense	13.8	14.3	11.4
Unrealized gains on derivative financial instruments	(6.5)	(0.7)	(14.3)
Currency exchange (gains) losses on debt	(11.5)	3.9	(3.4)
Amortization of debt issuance costs	7.4	7.7	6.5
Other	2.0	(2.4)	1.5
Change in operating assets and liabilities:
Change in accounts receivable	(34.1)	16.0	21.4
Change in inventories	(171.5)	15.7	(88.4)
Change in other assets	(14.2)	(20.5)	(33.1)
Change in accounts payable	78.6	(31.3)	42.3
Change in accrued liabilities	11.2	(50.5)	6.4
Net cash provided by operating activities	$—	$31.9	$152.5

(i)
Represents the impact of applying fresh-start and purchase accounting rules under GAAP. The amounts in the table for 2013 and 2012 represent the fair value of derivative financial instruments as of Aleris International’s emergence from bankruptcy in 2010 that settled in these periods. These amounts are included in Adjusted EBITDA to reflect the total economic gains or losses associated with these derivatives. Absent adjustment, Adjusted EBITDA would reflect the amounts recorded in the financial statements as realized gains and losses, which represent only the change in value of the derivatives from Aleris International’s emergence from bankruptcy to settlement. The amount in the table for 2014 represents the impact of recording the acquired inventory of Nichols at fair value.

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

For the years ended December 31, 2014, 2013 and 2012, our reconciliations of revenues to commercial margin are presented below.

	For the years ended December 31,
	2014	2013	2012
	(in millions)
Revenues	$2,882.4	$2,520.8	$2,552.3
Hedged cost of metal	(1,682.1)	(1,446.4)	(1,487.7)
Favorable metal price lag	(33.7)	(22.3)	(13.5)
Commercial margin	$1,166.6	$1,052.1	$1,051.1
Exchange Rates
During 2014, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation losses that decreased our equity by $82.5 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities.
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
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments of our continuing operations at December 31, 2014.

	Cash Payments Due by Period
	(in millions)
	Total	2015	2016-2017	2018-2019	After 2019
Long-term debt and capital lease obligations (a)	$1,490.7	$3.3	$255.5	$568.6	$663.3
Interest on long-term debt obligations (a)	462.5	99.0	191.5	117.7	54.3
Estimated postretirement benefit payments	37.1	4.3	8.5	8.0	16.3
Estimated pension benefit payments	50.2	12.8	7.3	8.9	21.2
Operating lease obligations	16.3	2.6	4.0	2.9	6.8
Estimated payments for asset retirement obligations	6.5	0.5	—	—	6.0
Purchase obligations	1,799.1	1,339.3	433.3	21.7	4.8
Total	$3,862.4	$1,461.8	$900.1	$727.8	$772.7
(a) Debt and interest payments do not reflect the repayments made in the first quarter of 2015.
Our estimated funding for our funded pension plans and other postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2015 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2015 is not practicable. Payments for unfunded pension plan benefits and other postretirement benefit payments are estimated through 2024.
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
Our purchase obligations represent non-cancellable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2014, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital projects.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, among others, those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the years ended December 31, 2014 or 2013.
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
Discontinued Operations
In accordance with ASC 205-20, as updated by Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”), a component of an entity that is disposed of or classified as held for sale is reported as a discontinued operation if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheet. ASC 205-20 requires the reclassification of amounts presented for the discontinued operations in prior years.
Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets and liabilities to be disposed and historical results of operations related to our recycling and specification alloys businesses and the extrusions business. The discontinued operations exclude general corporate allocations of certain functions historically provided by our corporate offices, such as accounting, treasury, tax, human resources, facility maintenance, and other services. Interest costs have been excluded from discontinued operations except for the interest expense on the debt and capital leases that will be assumed by the buyer. See Note 18, “Discontinued Operations” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.

Revenue Recognition and Shipping and Handling Costs
Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within “Cost of sales” in the Consolidated Statements of Operations included elsewhere in this annual report on Form 10-K.
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
Impairment of Long-Lived Assets and Amortizable Intangible Assets
We review the carrying value of property, plant and equipment to be held and used as well as amortizable intangible assets when events or circumstances indicate that their carrying value may not be recoverable. Factors that we consider important that could trigger our testing of the related asset groups for an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. We consider these factors quarterly and may test more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify projected cash flows. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates which require significant judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and our ability to accurately assess whether an asset is impaired. During the year ended December 31, 2014, we evaluated the assets of our Zhenjiang rolling mill using forecasted undiscounted cash flows and concluded that there was no impairment on these assets.
Indefinite-Lived Intangible Assets
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
Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks (liabilities which have been included in “Liabilities of discontinued operations” in the accompanying Consolidated Balance Sheet). The costs associated with such legal obligations are accounted for under the provisions of ASC 410-20 “Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.
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

In determining the adequacy of recorded valuation allowances, management assesses our profitability by taking into account the current and forecasted amounts of earnings or losses as well as the forecasted taxable income as a result of the reversal of future taxable temporary differences. Subjective positive evidence currently exists in the form of forecasted earnings and taxable income in future periods. Alternatively, our recent history of losses provide objective negative evidence that management believes outweighs the subjective positive evidence in certain jurisdictions. Therefore, we will maintain valuation allowances against certain of our net deferred tax assets in the U.S. and other applicable jurisdictions until sufficient objective positive evidence (for example, cumulative positive earnings and future taxable income) exists to reduce or eliminate the valuation allowance.
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
The weighted average discount rate used to determine the U.S. pension benefit obligation was 3.80% as of December 31, 2014 compared to 4.57% as of December 31, 2013 and 3.60% as of December 31, 2012. The weighted average discount rate used to determine the European pension benefit obligation was 2.15% as of December 31, 2014 compared to 3.85% as of December 31, 2013 and 3.65% as of December 31, 2012. The weighted average discount rate used to determine the other postretirement benefit obligation was 3.57% as of December 31, 2014 compared to 4.15% as of December 31, 2013 and 3.24% as of December 31, 2012. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.
As of December 31, 2014, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $37.0 million in the pension and other postretirement obligations and a decrease of $1.2 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2014, assuming inflation remains unchanged, would result in an increase of $41.8 million in the pension and other postretirement obligations and an increase of $1.1 million in the net periodic benefit cost.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 10, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 8.00% for each of the years 2014, 2013 and 2012. The weighted average expected return on assets associated with our European pension benefits was 3.09% for 2014, 3.52% for 2013 and 4.12% for 2012. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2014 would result in a variation of approximately $0.7 million in the net periodic benefit cost.
Unrecognized actuarial gains and losses subsequent to Aleris International’s emergence from bankruptcy related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2014, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $97.6 million, of which $4.7 million of amortization is expected to be recognized in 2014.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Stock-Based Compensation
We use a Black-Scholes option-pricing model to estimate the grant-date fair value of the stock options awarded. Under this valuation method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2014 and 2013:

	Years ended
	December 31, 2014	December 31, 2013
Weighted-average expected option life in years	6.0	3.6
Risk-free interest rate	2.0%	1.1% - 1.6%
Equity volatility factor	55.0%	41.0%
Dividend yield	—%	—%
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2014.
Recently Issued Accounting Standards Updates
In April 2014, the FASB issued ASU No. 2014-08. This guidance amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the company’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014, but early adoption is allowed. We early adopted this standard during 2014, and the discontinued operations presented in the 2014 financial statements and disclosures reflect the requirements of this standard.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU No. 2014-09 will be effective for the Company on January 1, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact the application of ASU No. 2014-09 will have on the Company’s financial statements.
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
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME futures or forwards contracts are then sold. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2014 and 2013, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.
We do not consider our natural gas derivatives instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2014 and 2013, we had 3.5 trillion and 2.9 trillion, respectively, of British thermal unit forward buy contracts. We anticipate consuming 6.6 trillion British thermal units of natural gas in our operations in 2015.

Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2014 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2014:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$7.2	$(6.4)
Natural gas	(3.4)	(1.0)
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
Interest Rate Risks
As of December 31, 2014, approximately 70% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2014, Aleris International had $224.0 million of borrowings under the ABL Facility and Aleris Zhenjiang had $192.4 million of borrowings under the Zhenjiang Term Loans and $24.5 million of borrowings under the Zhenjiang Revolver. We estimate that if market interest rates would have increased by 1%, our 2014 interest expense would have changed by approximately $3.7 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Steven J. Demetriou
Steven J. Demetriou
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric M. Rychel
Eric M. Rychel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited the accompanying consolidated balance sheet of Aleris Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aleris Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2015 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aleris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aleris Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aleris Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 31, 2014 and our report dated March 27, 2015 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 27, 2015

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
ASSETS	2014	2013
Current Assets
Cash and cash equivalents	$28.6	$51.3
Accounts receivable (net of allowances of $6.5 and $6.2 at December 31, 2014 and 2013, respectively)	271.0	208.5
Inventories	627.9	494.2
Deferred income taxes	28.1	5.9
Prepaid expenses and other current assets	44.9	23.3
Assets of discontinued operations - current	385.6	375.8
Total Current Assets	1,386.1	1,159.0
Property, plant and equipment, net	942.9	904.5
Intangible assets, net	44.0	43.5
Deferred income taxes	146.7	28.3
Other long-term assets	72.4	66.4
Assets of discontinued operations - long-term	269.8	271.2
Total Assets	$2,861.9	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$268.2	$165.7
Accrued liabilities	183.3	143.9
Deferred income taxes	6.2	3.2
Current portion of long-term debt	3.3	2.5
Liabilities of discontinued operations - current	195.9	201.0
Total Current Liabilities	656.9	516.3
Long-term debt	1,474.9	1,226.8
Deferred income taxes	0.4	1.7
Accrued pension benefits	178.7	131.2
Accrued postretirement benefits	46.4	40.9
Other long-term liabilities	49.2	45.3
Liabilities of discontinued operations - long-term	156.4	136.3
Total Long-Term Liabilities	1,906.0	1,582.2
Redeemable noncontrolling interest	5.7	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,281,513 and 31,229,064 shares issued at December 31, 2014 and 2013, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	414.1	401.9
Retained earnings (deficit)	39.1	(47.6)
Accumulated other comprehensive (loss) income	(160.9)	13.8
Total Aleris Corporation Equity	292.6	368.4
Noncontrolling interest	0.7	0.3
Total Equity	293.3	368.7
Total Liabilities and Equity	$2,861.9	$2,472.9

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	For the years ended December 31,
	2014	2013	2012
Revenues	$2,882.4	$2,520.8	$2,552.3
Cost of sales	2,634.9	2,337.3	2,220.4
Gross profit	247.5	183.5	331.9
Selling, general and administrative expenses	221.9	184.1	207.5
Restructuring charges	2.8	5.0	8.5
Losses (gains) on derivative financial instruments	10.9	(31.5)	(3.6)
Other operating expense (income), net	0.2	(0.3)	0.6
Operating income	11.7	26.2	118.9
Interest expense, net	107.4	97.4	52.1
Other (income) expense, net	(20.0)	6.0	2.1
(Loss) income from continuing operations before income taxes	(75.7)	(77.2)	64.7
(Benefit from) provision for income taxes	(129.5)	(14.2)	5.8
Income (loss) from continuing operations	53.8	(63.0)	58.9
Income from discontinued operations, net of tax	34.2	26.9	48.1
Net income (loss)	88.0	(36.1)	107.0
Net loss from continuing operations attributable to noncontrolling interest	—	—	(1.8)
Net income from discontinued operations attributable to noncontrolling interest	0.9	1.0	1.3
Net income (loss) attributable to Aleris Corporation	$87.1	$(37.1)	$107.5

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	For the years ended December 31,
	2014	2013	2012
Net income (loss)	$88.0	$(36.1)	$107.0
Other comprehensive (loss) income, before tax:
Currency translation adjustments	(93.0)	33.2	10.8
Pension and other postretirement liability adjustments	(99.4)	44.2	(56.1)
Other comprehensive (loss) income, before tax	(192.4)	77.4	(45.3)
Income tax (benefit) expense related to items of other comprehensive (loss) income	(17.7)	1.2	(11.9)
Other comprehensive (loss) income, net of tax	(174.7)	76.2	(33.4)
Comprehensive (loss) income	(86.7)	40.1	73.6
Comprehensive income (loss) attributable to noncontrolling interest	0.9	1.0	(0.5)
Comprehensive (loss) income attributable to Aleris Corporation	$(87.6)	$39.1	$74.1

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$88.0	$(36.1)	$107.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157.6	129.5	84.8
(Benefit from) provision for deferred income taxes	(132.0)	(13.7)	10.4
Loss recognized on classification as held for sale	11.2	—	—
Stock-based compensation expense	13.8	14.3	11.4
Unrealized gains on derivative financial instruments	(6.5)	(0.7)	(14.3)
Currency exchange (gains) losses on debt	(11.5)	3.9	(3.4)
Amortization of debt issuance costs	7.4	7.7	6.5
Other	2.0	(2.4)	1.5
Changes in operating assets and liabilities:
Change in accounts receivable	(34.1)	16.0	21.4
Change in inventories	(171.5)	15.7	(88.4)
Change in other assets	(14.2)	(20.5)	(33.1)
Change in accounts payable	78.6	(31.3)	42.3
Change in accrued liabilities	11.2	(50.5)	6.4
Net cash provided by operating activities	—	31.9	152.5
Investing activities
Purchase of a business	(107.4)	—	(21.5)
Payments for property, plant and equipment	(164.8)	(238.3)	(390.2)
Proceeds from the sale of property, plant and equipment	2.8	2.9	0.5
Other	4.1	—	0.1
Net cash used by investing activities	(265.3)	(235.4)	(411.1)
Financing activities
Proceeds from ABL Facility	434.0	30.3	—
Payments on ABL Facility	(210.0)	(30.3)	—
Proceeds from the issuance of 7 7/8% Senior Notes, net of discount of $8.7	—	—	491.3
Proceeds from Zhenjiang Term Loans	—	0.2	130.9
Proceeds from Zhenjiang Revolver	24.4	4.1	—
Payments on Zhenjiang Revolver	—	(4.1)	—
Net payments on other long-term debt	(0.3)	(5.2)	(0.2)
Debt issuance costs	—	—	(2.3)
Redemption of noncontrolling interest	—	(8.9)	—
Dividends paid	—	(313.0)	—
Other	(2.0)	(4.7)	(2.5)
Net cash provided (used) by financing activities	246.1	(331.6)	617.2
Effect of exchange rate differences on cash and cash equivalents	(4.9)	2.3	2.9
Net (decrease) increase in cash and cash equivalents	(24.1)	(532.8)	361.5
Cash and cash equivalents at beginning of period	60.1	592.9	231.4
Cash and cash equivalents at end of period	36.0	60.1	592.9
Cash and cash equivalents included within assets of discontinued operations - current	(7.4)	(8.8)	(10.0)
Cash and cash equivalents of continuing operations	$28.6	$51.3	$582.9

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Balance at January 1, 2012	$0.3	$563.4	$19.7	$(29.0)	$554.4	$6.3	$560.7	$5.4
Net income (loss)	—	—	107.5	—	107.5	—	107.5	(0.5)
Other comprehensive loss	—	—	—	(33.4)	(33.4)	—	(33.4)	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Stock-based compensation activity	—	10.1	—	—	10.1	—	10.1	—
Reclassifcation of noncontrolling interest	—	—	—	—	—	(4.7)	(4.7)	4.7
Redeemable noncontrolling interest redemption value adjustments	—	—	(4.7)	—	(4.7)	—	(4.7)	4.7
Adjustments to noncontrolling interest for change in ownership	—	0.5	—	—	0.5	(0.5)	—	(8.9)
Other	—	(0.1)	(0.4)	—	(0.5)	—	(0.5)	0.3
Balance at December 31, 2012	$0.3	$573.9	$122.1	$(62.4)	$633.9	$0.2	$634.1	$5.7
Net (loss) income	—	—	(37.1)	—	(37.1)	1.0	(36.1)	—
Other comprehensive income	—	—	—	76.2	76.2	—	76.2	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Stock-based compensation activity	—	10.9	—	—	10.9	—	10.9	—
Modification of stock options resulting in liability classification	—	(2.4)	—	—	(2.4)	—	(2.4)	—
Dividends paid	—	(180.9)	(132.1)	—	(313.0)	—	(313.0)	(0.4)
Other	—	0.4	(0.5)	—	(0.1)	—	(0.1)	0.4
Balance at December 31, 2013	$0.3	$401.9	$(47.6)	$13.8	$368.4	$0.3	$368.7	$5.7
Net income	—	—	87.1	—	87.1	0.9	88.0	—
Other comprehensive loss	—	—	—	(174.7)	(174.7)	—	(174.7)	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)	—
Stock-based compensation activity	—	12.3	—	—	12.3	—	12.3	—
Other	—	(0.1)	(0.4)	—	(0.5)	0.1	(0.4)	—
Balance at December 31, 2014	$0.3	$414.1	$39.1	$(160.9)	$292.6	$0.7	$293.3	$5.7

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.	BASIS OF PRESENTATION
Nature of Operations
Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “our,” “us,” and the “Company” or similar terms) is a Delaware corporation with its principal executive offices located in Cleveland, Ohio. The principal business of the Company has historically involved the production of aluminum rolled and extruded products as well as the recycling of aluminum and specification alloy manufacturing. We have recently completed the sale of our recycling and specification alloys business and our extrusions business as we implement our strategy to transition to a purely aluminum rolled products business. See Note 18, “Discontinued Operations.” Our aluminum rolled products business produces aluminum sheet and fabricated products using direct-chill and continuous cast processes. Our aluminum sheet products are sold to customers and distributors serving the aerospace, automotive, transportation, building and construction, containers and packaging and metal distribution industries.
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
Use of Accounting Estimates
The consolidated financial statements are prepared in conformity with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are inherent in the valuations of derivatives, property, plant and equipment, intangible assets, the assumptions used to estimate the fair value of stock-based payments, pension and postretirement benefit obligations, workers’ compensation, medical and environmental liabilities, deferred tax asset valuation allowances, reserves for uncertain tax positions and allowances for uncollectible accounts receivable.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our majority owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Business Combinations
All business combinations are accounted for using the acquisition method as prescribed by Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The purchase price paid is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.
Discontinued Operations
In accordance with ASC 205-20, “Discontinued Operations” (“ASC 205-20”), as updated by Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”), a component of an entity that is disposed of or classified as held for sale is reported as a discontinued operation if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. ASU 2014-08 was early adopted in the fourth quarter of 2014, and the discontinued operations presented in the current year financial statements reflect the requirements of this standard. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period.
Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets and liabilities to be disposed and historical results of operations related to our recycling and specification alloys businesses and the extrusions business. The discontinued operations exclude general corporate allocations of certain functions historically provided by our corporate offices, such as accounting, treasury, tax,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

human resources, facility maintenance and other services. Interest costs have been excluded from discontinued operations except for the interest expense on the debt and capital leases that will be assumed by the buyers. See Note 18, “Discontinued Operations” for more information.
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

	For the years ended December 31,
	2014	2013	2012
Balance at beginning of the period	$7.7	$8.1	$8.7
Expenses for uncollectible accounts, sales returns and allowances, net of recoveries	43.4	42.7	39.9
Receivables written off against the valuation reserve	(43.4)	(43.1)	(40.5)
Balance at end of the period	7.7	7.7	8.1
Balance reclassified to assets of discontinued operations - current	(1.2)	(1.5)	(2.5)
Balance related to continuing operations	$6.5	$6.2	$5.6
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. We recorded charges associated with lower of cost or net realizable value adjustments of $0.1, $4.5 and $1.2 for the years ended December 31, 2014, 2013 and 2012, respectively. The cost of inventories acquired in business combinations are recorded at fair value in accordance with ASC 805. Our consigned inventory held at third party warehouses and customer locations was approximately $22.7 and $23.6 as of December 31, 2014 and December 31, 2013, respectively.
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
The construction costs of landfills used to store by-products of the recycling process in our discontinued operations are depreciated as space in the landfills is used based on the unit of production method. Additionally, used space in the landfill is determined periodically either by aerial photography or engineering estimates.
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	For the years ended December 31,
	2014	2013	2012
Capitalized interest	$1.1	$7.7	$14.8
Intangible Assets
Intangible assets are primarily related to trade names, technology and customer relationships. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid. Intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized over their estimated useful lives, ranging from 15 to 25 years. See Note 6, “Intangible Assets,” for additional information.
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
As outlined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the fair value measurement of our long-lived assets assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the Company is different. The highest and best use of an asset establishes the valuation premise. The valuation premise is used to measure the fair value of an asset. ASC 820-10-35-10 states that the valuation premise of an asset is either of the following:

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
Once a premise is selected, the approaches considered in the estimation of the fair values of the Company’s long-lived assets tested for impairment, which represent level 3 measurements within the fair value hierarchy, include the income approach, sales comparison approach and the cost approach.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are tested for impairment as of October 1st of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.
Under ASC 350, “Intangibles - Goodwill and Other,” intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate. Based on the annual test performed as of October 1, 2014, no impairments relating to our indefinite lived intangible assets were necessary.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the terms of the related debt agreements as interest expense using the effective interest method.
Research and Development
Our Research and Development organization includes three locations in Europe and one location in China, along with support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $12.9, $12.4 and $7.3 for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation
We recognize compensation expense for stock options, restricted stock units and restricted shares under the provisions of ASC 718, “Compensation—Stock Compensation,” using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of each new stock option is estimated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. The fair value of restricted stock units and restricted shares are based on the estimated fair value of our common stock on the date of grant. The fair value of our common stock is estimated based upon a present value technique using discounted cash flows, forecasted over a five-year period with residual growth rates thereafter, and a market comparable approach. From these two approaches, the discounted cash flow analysis is weighted at 50% and the comparable public company analysis is weighted at 50%.
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
The discounted cash flow analysis is based on production volume projections developed by internal forecasts, as well as commercial, wage and benefit and inflation assumptions. The discounted cash flow analysis includes the sum of (i) the present value of the projected unlevered cash flows for a five-year period (the “Projection Period”); and (ii) the present value of a terminal value, which represents the estimate of value attributable to periods beyond the Projection Period. For 2014, all cash flows were discounted using weighted-average cost of capital (“WACC”) percentages ranging from 12.8% to 13.3%. To calculate the terminal value, a perpetuity growth rate approach is used. For 2014, a growth rate of three percent was used and was determined based on research of long-term aluminum demand growth rates. Other significant assumptions include future capital expenditures and changes in working capital requirements.
The comparable public company analysis identifies a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected net sales, earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies is used to estimate a range of 10.5x to 18.0x, 6.5x to 9.5x and 0.50x to 0.65x, which is applied to our historical and projected EBIT, EBITDA and net sales, respectively, to determine a range of fair values.
Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was $13.8, $14.3 and $11.4, respectively.
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
Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At December 31, 2014 and 2013, we had posted no cash collateral.
The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. Fair values for our metal and natural gas derivative instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. Our currency derivative instruments are valued using observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. In accordance with the requirements of ASC 820, we have included an estimate of the risk associated with non-performance by either ourselves or our counterparties in developing these fair values. See Note 12, “Derivative and Other Financial Instruments,” for additional information.
The Company does not currently account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in “Losses (gains) on derivative financial instruments” or “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. All realized gains and losses are included within “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows.
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2014, substantially all of our derivative financial instruments were maintained with ten counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.
Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. We translate substantially all of the amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. Current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other (income) expense, net” or “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional (gains) losses of $(17.5), $6.2 and $1.5 for the years ended December 31, 2014, 2013 and 2012, respectively, of which losses (gains) of $0.2, $1.1 and $(0.1) have been included within “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations.
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
Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills (liabilities which have been included in “Liabilities of discontinued operations” in the Consolidated Balance Sheet), as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of ASC 410-20, “Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.
Retirement, Early Retirement and Postemployment Benefits
Our defined benefit pension and other post-retirement benefit plans are accounted for in accordance with ASC 715, “Compensation—Retirement Benefits.”
Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of assumptions which include the expected return on plan assets (calculated using the fair value of plan assets), the rate at which plan liabilities may be effectively settled (discount rate), health care cost trend rates and rates of compensation increases. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10% of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
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
New Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08. This guidance amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the company’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 also requires expanded disclosures about discontinued operations

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014, but early adoption is allowed. ASU No. 2014-08 was early adopted in the fourth quarter of 2014, and the discontinued operations presented in the current year financial statements reflect the requirements of this standard.
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
3. RESTRUCTURING CHARGES
2014 Initiatives
During the year ended December 31, 2014, we recorded restructuring charges of $8.6, including $5.8 that have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $6.1 related to severance and other termination benefits associated with selected 2014 personnel reductions. The personnel reductions included charges of $0.7 related to the North America segment, as well as $0.4 and $5.0 of charges associated with personnel reductions at our corporate locations and discontinued operations, respectively. The charges also include $1.9 of exit and environmental remediation costs of closed facilities, including $1.1 related to discontinued operations. No further charges associated with these initiatives are anticipated.
2013 Initiatives
During the year ended December 31, 2013, we recorded restructuring charges of $10.7, including $5.7 that have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $8.6 related to severance and other termination benefits associated with personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions included charges of $4.5 related to the Europe segment, as well as $1.5 and $2.5 of charges at our corporate locations and discontinued operations, respectively. Cash payments of approximately $2.7 and $4.0 were made during the years ended December 31, 2014 and 2013, respectively associated with these personnel reductions and no further charges are anticipated.
2012 Initiatives
During the year ended December 31, 2012, we recorded restructuring charges of $9.6, including $1.1 that have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $7.6 related to selected personnel reductions implemented during the fourth quarter of 2012. These personnel reductions included charges of $0.2 and $2.2 related to the North America and Europe segments, respectively, as well as $2.3 and $2.9 of charges associated with personnel reductions at our corporate locations and discontinued operations, respectively. Substantially all cash payments were made during the year ended December 31, 2013 related to these personnel reductions and no further charges are anticipated.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

4. INVENTORIES
The components of our “Inventories” as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Raw materials	$217.3	$164.7
Work in process	228.2	181.5
Finished goods	155.9	129.3
Supplies	26.5	18.7
Total inventories of continuing operations	627.9	494.2
Total inventories included within assets of discontinued operations - current	225.2	189.2
Total inventories	$853.1	$683.4
5. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2014	2013
Land	$85.2	$79.8
Buildings and improvements	204.4	189.2
Production equipment and machinery	841.1	754.6
Office furniture and computer equipment	83.6	73.3
Construction work-in-progress	71.5	41.3
Property, plant and equipment	1,285.8	1,138.2
Accumulated depreciation	(342.9)	(233.7)
Property, plant and equipment, net of continuing operations	942.9	904.5
Property, plant and equipment, net included within assets of discontinued operations - long-term	251.6	253.3
Total property, plant and equipment, net	$1,194.5	$1,157.8
Capital lease assets totaled $12.2 and $9.6 at December 31, 2014 and 2013, respectively. Accumulated amortization of capital lease assets totaled $4.9 and $2.6 at December 31, 2014 and 2013, respectively. Capital expenditures included in accounts payable totaled $27.6 and $24.9 at December 31, 2014 and 2013, respectively.
Our depreciation expense, including amortization of capital lease assets, and repair and maintenance expense, was as follows:

	For the years ended December 31,
	2014	2013	2012
Depreciation expense included within selling, general and administrative (“SG&A”) expenses	$18.2	$18.9	$7.4
Depreciation expense included within cost of sales	102.6	77.8	53.0
Depreciation expense included within income from discontinued operations, net of tax	34.4	30.7	22.3
Repair and maintenance expense included within income from continuing operations	85.5	71.5	61.2
Repair and maintenance expense included within income from discontinued operations, net of tax	53.9	48.6	49.1
6. INTANGIBLE ASSETS
The following table details our intangible assets as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade names	$17.0	$(0.2)	$16.8	Indefinite	$16.8	$—	$16.8
Technology	5.9	(1.1)	4.8	25 years	5.9	(0.9)	5.0
Customer relationships	31.0	(8.6)	22.4	15 years	28.3	(6.6)	21.7
Total	$53.9	$(9.9)	$44.0	17 years	$51.0	$(7.5)	$43.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table presents amortization expense, which has been classified within “Selling, general and administrative expenses” in the Consolidated Statements of Operations:

	For the years ended December 31,
	2014	2013	2012
Amortization expense	$2.4	$2.1	$2.1
The following table presents estimated amortization expense for the next five years:

2015	$2.3
2016	2.3
2017	2.3
2018	2.3
2019	2.3
Total	$11.5
7. ACCRUED LIABILITIES
Accrued liabilities at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Employee-related costs	$60.0	$45.4
Accrued professional fees	16.8	5.8
Toll liability	11.9	7.9
Accrued taxes	10.7	8.7
Accrued interest	22.1	21.9
Accrued restructuring	3.6	4.0
Accrued capital expenditures	30.8	27.5
Derivative financial instruments	3.9	1.7
Other liabilities	23.5	21.0
Total accrued liabilities of continuing operations	183.3	143.9
Total accrued liabilities included within liabilities of discontinued operations - current	43.5	57.0
Total accrued liabilities	$226.8	$200.9
8. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations consist of legal obligations associated with the closure of our active landfills, as well as costs to remove asbestos and underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities.
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the years ended December 31,
	2014	2013	2012
Balance at the beginning of the period	$12.4	$14.6	$13.7
Revisions and liabilities incurred	1.0	0.2	2.1
Accretion expense	0.3	0.5	0.5
Payments	(0.6)	(2.9)	(1.7)
Translation and other charges	(0.1)	—	—
Balance at the end of the period	13.0	12.4	14.6
Asset retirement obligations included within liabilities of discontinued operations	(8.4)	(8.3)	(11.2)
Balance related to continuing operations	$4.6	$4.1	$3.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

9. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2014	2013
ABL facility	$224.0	$—
7 5/8% Senior Notes due 2018, net of discount of $4.5 and $5.9 at December 31, 2014 and December 31, 2013, respectively	495.5	494.1
7 7/8% Senior Notes due 2020, net of discount of $6.4 and $7.5 at December 31, 2014 and December 31, 2013, respectively	493.6	492.5
Exchangeable Notes, net of discount of $0.6 and $0.7 at December 31, 2014 and December 31, 2013, respectively	44.2	44.2
Zhenjiang Term Loans, net of discount of $0.9 and $1.0 at December 31, 2014 and December 31, 2013, respectively	191.5	192.2
Zhenjiang Revolver, net of discount of $0.2 at December 31, 2014	24.2	—
Other	5.2	6.3
Total debt of continuing operations	1,478.2	1,229.3
Less: Current portion of long-term debt	3.3	2.5
Total long-term debt of continuing operations	$1,474.9	$1,226.8

Total debt included within liabilities of discontinued operations	$13.1	$8.0
Maturities of Debt
Scheduled maturities of our debt and capital leases subsequent to December 31, 2014 are as follows:

	Debt	Capital leases
2015	$10.0	$3.4
2016	234.0	3.4
2017	19.5	1.4
2018	529.2	0.5
2019	39.0	0.1
After 2019	663.2	0.1
Total	$1,494.9	$8.9
Of the scheduled maturities in 2015, $8.5 and $1.6 for debt and capital leases, respectively, relate to discontinued operations.
ABL Facility
On June 1, 2010, our wholly owned subsidiary, Aleris International, Inc. (“Aleris International”), entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011, Aleris International amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). Aleris International and certain of its U.S. and international subsidiaries are borrowers under the ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of the borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivable and inventory values included in the borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2014, we estimate that the borrowing base would have supported borrowings of $541.0. After giving effect to borrowings of $224.0 and outstanding letters of credit of $40.1, Aleris International had $276.9 available for borrowing under the ABL Facility as of December 31, 2014.

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
As of December 31, 2014 and 2013, Aleris International had $224.0 and zero outstanding under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2014.
Effective as of February 27, 2015, Aleris International entered into a Consent, Release and First Amendment to the ABL Facility which, among other things, provides, subject to certain conditions: (i) certain necessary consents under the ABL Facility to permit the sale of the North American and European recycling and specification alloys businesses (the “Sale Transaction”); (ii) for certain modifications to the ABL Facility to reflect the Sale Transaction; and (iii) for the release of certain liens required to complete the Sale Transaction.
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
Aleris International may redeem the 7 5/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 103.8% of the principal amount, declining annually to 100.0% of the principal amount on February 15, 2017, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 5/8% Indenture), if any, thereon to the applicable redemption date.
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
The 7 5/8% Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 7 5/8% Senior Notes to be due and payable immediately. Aleris International was in compliance with all covenants set forth in the 7 5/8% Indenture as of December 31, 2014.
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
Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2014.
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
China Loan Facility
Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”) entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Facility consists of a $30.6 U.S. dollar term loan facility, an RMB 993.5 (or equivalent to approximately $161.8) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 (or equivalent to approximately $66.8) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which may limit our ability to borrow funds on the Zhenjiang Revolver in the future. In March 2013, the Zhenjiang Revolver was amended to, among other things, increase the borrowing capacity from RMB 232.8 (or equivalent to $37.9) to RMB 410.0 (or equivalent to $66.8). The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2014 and 2013, the full amount of the Zhenjiang Term Loans was drawn. As of December 31, 2014 and 2013, $24.2 and zero, respectively, were outstanding under the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2014. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
10. EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plans
The Company’s defined contribution plans cover substantially all U.S. employees not covered under collective bargaining agreements and certain employees covered by collective bargaining agreements. The plans provide both profit sharing and employer matching contributions as well as an age and salary based contribution.
Our match of employees’ contributions under our defined contribution plans and supplemental employer contributions for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the years ended December 31,
	2014	2013	2012
Company match of employee contributions	$5.3	$4.3	$4.4
Supplemental employer contributions	1.4	1.4	1.5
Defined Benefit Pension Plans
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our North America segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.

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
The components of the net periodic benefit expense for the years ended December 31, 2014, 2013 and 2012 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2014	2013	2012
Service cost	$3.1	$3.7	$3.0
Interest cost	7.3	6.6	7.2
Amortization of net loss	—	1.5	0.3
Amortization of prior service cost	—	0.1	0.1
Expected return on plan assets	(10.5)	(9.5)	(8.4)
Settlement loss	—	0.2	—
Net periodic benefit cost included in continuing operations	$(0.1)	$2.6	$2.2

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2014	2013	2012
Service cost	$3.8	$5.0	$2.7
Interest cost	7.5	7.3	7.1
Amortization of net loss	1.3	1.7	—
Expected return on plan assets	(0.2)	(0.2)	(0.1)
Net periodic benefit cost	12.4	13.8	9.7
Net periodic benefit cost reclassified to income from discontinued operations	(5.9)	(6.5)	(5.0)
Net periodic benefit cost included in continuing operations	$6.5	$7.3	$4.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The changes in projected benefit obligations and plan assets during the years ended December 31, 2014 and 2013 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2014	2013	2014	2013
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$163.7	$185.3	$205.8	$195.5
Service cost	3.1	3.7	3.8	5.0
Interest cost	7.3	6.6	7.5	7.3
Actuarial loss (gain)	28.2	(19.7)	69.8	(4.6)
Expenses paid	(1.2)	(1.1)	—	—
Benefits paid	(10.1)	(8.3)	(6.8)	(6.7)
Plan settlements	—	(2.8)	—	—
Translation and other	1.5	—	(30.6)	9.3
Projected benefit obligation at end of period	$192.5	$163.7	$249.5	$205.8

Change in plan assets
Fair value of plan assets at beginning of period	$130.0	$113.5	$5.2	$3.8
Employer contributions	9.9	10.3	7.6	7.5
Actual return on plan assets	6.6	18.4	(0.1)	—
Expenses paid	(1.2)	(1.1)	—	—
Benefits paid	(10.1)	(8.3)	(6.8)	(6.7)
Plan settlements	—	(2.8)	—	—
Translation and other	—	—	(0.7)	0.6
Fair value of plan assets at end of period	$135.2	$130.0	$5.2	$5.2

Net amount recognized	$(57.3)	$(33.7)	$(244.3)	$(200.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2014 and 2013:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Noncurrent assets	$—	$—	$—	$0.1
Accrued liabilities	—	—	(3.5)	(4.0)
Accrued pension benefits	(57.3)	(33.7)	(121.4)	(97.5)
Assets of discontinued operations - non-current	—	—	—	0.1
Liabilities of discontinued operations - current	—	—	(1.9)	(2.0)
Liabilities of discontinued operations - non-current	—	—	(117.5)	(97.3)
Net amount recognized	$(57.3)	$(33.7)	$(244.3)	$(200.6)

Amounts recognized in accumulated other comprehensive (loss) income (before tax) consist of:
Net actuarial loss	$38.6	$6.4	$95.9	$38.0
Net prior service cost	2.2	0.8	—	—
	$40.8	$7.2	$95.9	$38.0

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(2.0)		$(5.7)
Amortization of net prior service cost	(0.2)		—
	$(2.2)		$(5.7)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$192.5	$163.7	$239.4	$197.9
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	192.5	163.7	249.5	205.6
Aggregate fair value of plan assets	135.2	130.0	5.2	4.7
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	192.5	163.7	239.3	197.7
Aggregate fair value of plan assets	135.2	130.0	5.2	4.7
Projected employer contributions for 2015	9.3		7.0
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
The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2014	2013	2012
Discount rate	3.8%	4.6%	3.6%

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	Non-U.S. Pension Benefits
	As of December 31,
	2014	2013	2012
Discount rate	2.2%	3.9%	3.7%
Rate of compensation increases, if applicable	3.0	3.0	3.0
The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2014	2013	2012
Discount rate	4.6%	3.6%	4.5%
Expected return on plan assets	8.0	8.3	8.3

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2014	2013	2012
Discount rate	3.9%	3.7%	4.9%
Expected return on plan assets	3.1	3.5	4.1
Rate of compensation increase	3.0	3.0	3.0
Plan Assets. The weighted average plan asset allocations at December 31, 2014 and 2013 and the target allocations are as follows:

	Percentage of Plan Assets
	2014	2013	Target Allocation
Cash	1%	1%	—%
Equity	62	63	60
Fixed income	22	22	25
Real estate	11	10	12
Other	4	4	3
Total	100%	100%	100%
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The fair values of the Company’s pension plan assets at December 31, 2014 by asset class are as follows:

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$2.4	$2.4	$—	$—
Registered Investment Companies:
Large U.S. Equity	18.7	18.7	—	—
Small / Mid U.S. Equity	13.4	13.4	—	—
International Equity	12.9	12.9	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	19.9	—	19.9	—
Core Real Estate	15.3	—	15.3	—
International Large Cap Equity	14.4	—	14.4	—
Core Fixed Income	30.4	—	30.4	—
Small Cap Value Equity	7.8	—	7.8	—
Other	5.2	—	5.2	—
Total	$140.4	$47.4	$93.0	$—
The fair values of the Company’s pension plan assets at December 31, 2013 by asset class are as follows:

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.3	$1.3	$—	$—
Registered Investment Companies:
Large U.S. Equity	16.9	16.9	—	—
Small / Mid U.S. Equity	13.2	13.2	—	—
International Equity	13.8	13.8	—	—
Fixed Income	14.6	14.6	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	18.9	—	18.9	—
Core Real Estate	13.9	—	13.9	—
International Large Cap Equity	14.8	—	14.8	—
Core Fixed Income	14.5	—	14.5	—
Small Cap Value Equity	7.4	—	7.4	—
Other	5.9	—	5.2	0.7
Total	$135.2	$59.8	$74.7	$0.7
Level 3 assets were sold during the year ended December 31, 2014.
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2014 and 2013.

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
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

		Non-U.S.	Non-U.S.
	U.S.	Pension Benefits	Pension Benefits
	Pension Benefits	(Continuing Operations)	(Discontinued Operations)
2015	$9.9	$3.5	$2.9
2016	10.3	3.6	3.0
2017	10.8	3.7	3.2
2018	10.8	4.6	3.4
2019	11.2	4.3	3.6
2020 - 2024	57.1	21.2	20.9
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and North America segment employees. We accrue the cost of postretirement benefits within the covered employees’ active service periods.
The financial status of the plans at December 31, 2014 and 2013 is as follows:

	For the years ended December 31,
	2014	2013
Change in benefit obligations
Benefit obligation at beginning of period	$45.0	$56.4
Service cost	0.1	0.2
Interest cost	1.8	1.8
Benefits paid	(4.8)	(5.3)
Employee contributions	0.8	0.7
Medicare subsidies received	0.3	0.2
Actuarial loss (gain)	7.0	(9.0)
Other	0.2	—
Benefit obligation at end of period	$50.4	$45.0

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	3.7	4.4
Employee contributions	0.8	0.7
Medicare subsidies received	0.3	0.2
Benefits paid	(4.8)	(5.3)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(50.4)	$(45.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Accrued liabilities	$(4.0)	$(4.1)
Accrued postretirement benefits	(46.4)	(40.9)
Net amount recognized	$(50.4)	$(45.0)

Amounts recognized in accumulated other comprehensive (loss) income (before tax) consist of:
Net actuarial loss (gain)	$6.0	$(1.4)
Net prior service cost	0.2	—
	$6.2	$(1.4)

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$0.4
	$0.4

Additional information:
For plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$50.4	$45.0
Aggregate fair value of plan assets	—	—
The components of net postretirement benefit expense for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the years ended December 31,
	2014	2013	2012
Service cost	$0.1	$0.2	$0.2
Interest cost	1.8	1.8	2.4
Amortization of net (gain) loss	(0.4)	0.4	0.3
Net postretirement benefit expense included in continuing operations	$1.5	$2.4	$2.9
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
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	For the years ended December 31,
	2014	2013	2012
Discount rate used to determine expense	4.2%	3.2%	4.3%
Discount rate used to determine end of period benefit obligations	3.6%	4.2%	3.2%
Health care cost trend rate assumed for next year	7.2%	7.2%	7.4%
Ultimate trend rate	4.5%	4.5%	4.5%
Year rate reaches ultimate trend rate	2027	2027	2027
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	2.2	(1.8)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2015	$4.3	$4.0
2016	4.3	4.0
2017	4.2	4.0
2018	4.1	3.9
2019	3.9	3.6
2020 - 2024	16.3	16.3
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2014 and 2013 totaled $11.9 and $14.5, respectively, of which $3.3 and $4.0 are included within “Liabilities of discontinued operations” in the Consolidated Balance Sheet. Of the $8.6 of obligations associated with continuing operations at December 31, 2014, the estimated payments of $3.7 under these plans for the year ending December 31, 2015 was classified as a current liability.
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
On April 30, 2013, we paid a cash dividend of $10.00 per share, or approximately $313.0, pro rata, to our stockholders of record as of April 19, 2013. As provided in the 2010 Equity Plan, the Board approved the necessary actions to effectuate an option adjustment to (i) increase the number of shares underlying each option outstanding as of the dividend record date and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividends paid. The option adjustments did not result in incremental compensation costs. All stock option activity shown below has been adjusted to reflect the option adjustments approved by the Board.
A summary of stock option activity for the year ended December 31, 2014 is as follows:

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2014	3,308,286	$24.34		$9.41
Granted	1,007,533	27.20		14.29
Exercised	(15,969)	21.35		10.47
Forfeited	(224,565)	28.25		13.37
Outstanding at December 31, 2014	4,075,285	$24.84	6.4	$10.40
Options vested and expected to vest at December 31, 2014	3,968,390	$24.75	6.3	$10.28
Options exercisable at December 31, 2014	3,033,765	$23.78	5.6	$8.95
The range of exercise prices of options outstanding at December 31, 2014 was $16.78 - $47.58.
Because the Company does not have historical stock option exercise experience excluding former option holders that have terminated employment, which would provide a reasonable basis upon which to estimate the expected life of the stock options granted during the years ended December 31, 2014, 2013 and 2012, the Company has elected to use the simplified

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

method to estimate the expected life of the stock options granted, as allowed by SEC SAB No. 107, and the continued acceptance of the simplified method indicated in SEC SAB No. 110.
At December 31, 2014, there was $18.3 of unrecognized compensation expense related to the stock options and restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.4 years.
The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 and other information:

	For the years ended December 31,
	2014	2013	2012
Weighted average expected option life in years	6.0	3.6	6.0
Weighted average grant date fair value	$14.29	$10.68	$24.47
Risk-free interest rate	2.0%	1.1% - 1.6%	0.8% - 1.0%
Equity volatility factor	55%	41%	55%
Dividend yield	—%	—%	—%
Intrinsic value of options exercised	$0.1	$5.0	$0.3
A summary of restricted stock units and restricted shares activity for the year ended December 31, 2014 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units and Restricted Shares	Shares	fair value
Outstanding at January 1, 2014	189,009	$35.54
Granted	345,764	27.17
Vested	(87,251)	33.64
Forfeited	(28,607)	31.71
Outstanding at December 31, 2014	418,915	$29.09
The fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $2.9, $2.8 and $2.8, respectively. The weighted average grant date fair value of restricted stock units and restricted shares granted during the years ended December 31, 2014, 2013 and 2012 was $27.17, $34.65 and $48.00, respectively.
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2014 and 2013, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2014 and 2013, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	Fair Value of Derivatives as of December 31,
	2014		2013
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$28.6	$(21.4)	$13.3	$(17.0)
Natural gas	—	(3.4)	0.4	—
Total	28.6	(24.8)	13.7	(17.0)
Effect of counterparty netting	(19.6)	19.6	(12.3)	12.3
Net derivatives as classified in the balance sheet	$9.0	$(5.2)	$1.4	$(4.7)
The fair value of our derivative financial instruments at December 31, 2014 and 2013 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2014	2013
Metal	Prepaid expenses and other current assets	$8.7	$1.0
	Other long-term assets	0.3	—
Natural gas	Prepaid expenses and other current assets	—	0.4
Total		$9.0	$1.4

		December 31,
Liability Derivatives	Balance Sheet Location	2014	2013
Metal	Accrued liabilities	$0.5	$1.7
	Other long-term liabilities	1.3	3.0
Natural gas	Accrued liabilities	3.4	—
Total		$5.2	$4.7
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 and the level in the fair value hierarchy:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	Fair Value Measurements at December 31, 2014 Using:
	Total Carrying	Quoted Prices in	Significant	Significant
	Value in the	Active Markets for	Other Observable	Unobservable
	Consolidated	Identical Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$28.6	$—	$28.6	$—
Derivative liabilities	(24.8)	—	(24.8)	—
Net derivative assets	$3.8	$—	$3.8	$—

	Fair Value Measurements at December 31, 2013 Using:
	Total Carrying	Quoted Prices in	Significant	Significant
	Value in the	Active Markets for	Other Observable	Unobservable
	Consolidated	Identical Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$13.7	$—	$13.7	$—
Derivative liabilities	(17.0)	—	(17.0)	—
Net derivative liabilities	$(3.3)	$—	$(3.3)	$—
Both realized and unrealized gains and losses on derivative financial instruments of continuing operations are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Operations. Realized losses (gains) on derivative financial instruments totaled the following during the years ended December 31, 2014, 2013 and 2012:

	Realized Losses (Gains) on Derivative Financial Instruments
	For the years ended December 31,
	2014	2013	2012
Metal	$17.6	$(26.3)	$5.0
Natural gas	(1.1)	0.6	6.4
Currency	—	—	1.6
Total realized losses (gains)	16.5	(25.7)	13.0
Realized losses reclassified to income from discontinued operations	0.3	3.7	4.3
Realized losses (gains) of continuing operations	$16.2	$(29.4)	$8.7
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2014 and 2013, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2014 and 2013, we had 3.5 trillion and 2.9 trillion of British thermal unit forward buy contracts, respectively.
Currency Exchange Hedging
From time to time, we may enter into currency forwards, futures, call options and similar derivative financial instruments to limit our exposure to fluctuations in currency exchange rates. During 2011 and 2012, Aleris Zhenjiang entered into euro call option contracts to manage certain exposures related to euro-denominated equipment contracts. As of December 31, 2014 and 2013, no euro call option contracts were outstanding.
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
Other Financial Instruments
The carrying amount and fair values of our other financial instruments at December 31, 2014 and 2013 are as follows:

	December 31,
	2014		2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$28.6	$28.6	$60.1	$60.1
ABL Facility	224.0	224.0	—	—
Exchangeable Notes	44.2	63.3	44.2	72.7
7 5/8% Senior Notes	495.5	508.0	494.1	530.0
7 7/8% Senior Notes	493.6	497.5	492.5	531.3
Zhenjiang Term Loans	191.5	192.4	192.2	193.2
Zhenjiang Revolver	24.2	24.4	—	—
The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of December 31, 2014 and 2013:

	Fair value measurements at December 31, 2014 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$28.6	$28.6	$—	$—
ABL Facility	224.0	—	224.0	—
Exchangeable Notes	63.3	—	—	63.3
7 5/8% Senior Notes	508.0	508.0	—	—
7 7/8% Senior Notes	497.5	497.5	—	—
Zhenjiang Term Loans	192.4	—	—	192.4
Zhenjiang Revolver	24.4	—	—	24.4

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
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.7% as of December 31, 2014 and 2.3% as of December 31, 2013 and expected equity volatility of 45% as of December 31, 2014 and 55% as of December 31, 2013. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% Senior Notes and the 7 7/8% Senior Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
13. INCOME TAXES
The (loss) income before income taxes was as follows:

	For the years ended December 31,
	2014	2013	2012
U.S.	$(133.3)	$(101.1)	$(28.6)
International	57.6	23.9	93.3
(Loss) income from continuing operations before income taxes	(75.7)	(77.2)	64.7
Income from discontinued operations before income taxes	36.2	38.5	67.7
Total (loss) income before income taxes	$(39.5)	$(38.7)	$132.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The (benefit from) provision for income taxes, which reflects the application of the intraperiod tax allocation requirements of ASC 740-20, “Intraperiod Tax Allocation,” was as follows:

	For the years ended December 31,
	2014	2013	2012
Current:
Federal	$(0.3)	$(0.1)	$(1.2)
State	—	(0.2)	0.3
International	8.4	11.1	14.1
	8.1	10.8	13.2
Deferred:
Federal	(32.0)	(8.6)	(12.4)
State	(3.0)	(1.5)	(2.0)
International	(102.6)	(14.9)	7.0
	(137.6)	(25.0)	(7.4)
(Benefit from) provision for income taxes of continuing operations	(129.5)	(14.2)	5.8
Provision for income taxes of discontinued operations	2.0	11.6	19.6
Total (benefit from) provision for income taxes	$(127.5)	$(2.6)	$25.4
The income tax (benefit) expense of continuing operations, computed by applying the federal statutory tax rate to the (loss) income of continuing operations before income taxes, differed from the (benefit from) provision for income taxes of continuing operations as follows:

	For the years ended December 31,
	2014	2013	2012
Income tax (benefit) expense at the federal statutory rate	$(26.5)	$(27.0)	$22.6
Foreign income tax rate differential and permanent differences, net	(24.3)	(15.6)	(14.3)
State income taxes, net	(0.7)	(5.4)	(2.6)
Permanent differences, net	0.9	2.1	(0.6)
Tax on deemed dividend of foreign earnings, net of foreign tax credit	(1.3)	(3.8)	7.1
Change in uncertain tax position	0.1	0.8	0.4
Change in valuation allowance	(89.2)	33.9	(7.8)
Effect of intraperiod tax allocation	11.2	—	—
Other, net	0.3	0.8	1.0
(Benefit from) provision for income taxes of continuing operations	$(129.5)	$(14.2)	$5.8
The favorable foreign income tax rate differential results primarily from notional interest deductions in Belgium and Luxembourg in all three years and the establishment, in 2014, of a deferred tax asset for the difference between outside book and tax basis on foreign subsidiaries held for sale.
A $(146.3) and $134.4 tax effect and corresponding valuation allowance related to a change in the tax net operating loss in a non-U.S. tax jurisdiction were excluded from “Foreign income tax rate differential and permanent differences, net” and “Change in valuation allowance” in the preceding reconciliation for the years ended December 31, 2014 and December 31, 2012, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2014	2013
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$38.6	$43.4
Other	13.1	9.4
Total deferred tax liabilities	51.7	52.8
Deferred Tax Assets
Net operating loss carryforwards	280.3	421.5
Property, plant and equipment and intangible assets	61.9	72.7
Accrued pension benefits	45.2	27.2
Accrued liabilities	24.5	18.1
Other	70.4	57.8
	482.3	597.3
Valuation allowance	(262.3)	(515.2)
Total deferred tax assets	220.0	82.1
Net deferred tax assets of continuing operations	168.3	29.3
Net deferred tax assets included within assets and liabilities of discontinued operations	24.1	14.7
Net deferred tax assets	$192.4	$44.0
At December 31, 2014 and 2013, we had valuation allowances recorded against deferred tax assets of continuing operations of $262.3 and $515.2, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2014 and 2013 valuation allowances, $109.0 and $379.9 relate primarily to net operating losses and future tax deductions for pension benefits in non-U.S. tax jurisdictions, $137.6 and $118.3 relate primarily to the U.S. federal effects of net operating losses and amortization and $15.7 and $17.0 relate primarily to the state effects of net operating losses and amortization, respectively.The net decrease in the valuation allowance is primarily attributable to expected 2015 taxable income in the U.S. resulting from the taxable gain from the sale of the recycling and specification alloys business, which will allow the use of net operating losses, and recent and expected future taxable income in a non-U.S. tax jurisdiction. We will maintain valuation allowances against our remaining net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in the valuation allowances:

	For the years ended December 31,
	2014	2013	2012
Balance at beginning of the period	$533.9	$502.8	$364.6
(Reversals) additions recorded in the (benefit from) provision for income taxes	(234.4)	33.0	126.4
Accumulated other comprehensive income (loss)	15.6	(15.3)	6.6
Currency translation	(43.3)	13.4	5.2
Balance at end of the period	271.8	533.9	502.8
Balance at end of the period included within discontinued operations	(9.5)	(18.7)	(22.7)
Balance related to continuing operations	$262.3	$515.2	$480.1
The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will recognize a tax benefit from $4.7 of stock-based compensation expense in additional paid-in capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized.
At December 31, 2014, we had approximately $642.9 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $488.8 can be carried forward indefinitely. The remaining net operating loss carryforwards may be carried forward from 5 to 20 years. At December 31, 2014, the U.S. federal net operating loss carryforward was $234.2. The tax benefits associated with state net operating loss carryforwards at December 31, 2014 were $11.1.
At December 31, 2014 and 2013, we had $5.0 and $4.7, respectively, of unused state tax credit carryforwards against most of which a full valuation allowance has been provided.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Substantially all of the $316.9 of undistributed earnings of our non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.
The following table summarizes the change in uncertain tax positions, all of which are recorded in continuing operations:

	For the years ended December 31,
	2014	2013	2012
Balance at beginning of the period	$2.8	$18.5	$17.6
Additions based on tax positions related to current year	—	—	2.1
Additions for tax positions of prior years	0.5	2.2	0.4
Reductions for tax positions of prior years	(0.5)	(0.2)	(0.5)
Settlements	(0.1)	(17.7)	(1.1)
Balance at end of period	$2.7	$2.8	$18.5
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Operations. Interest of $0.3 and $0.2 was accrued on the uncertain tax positions as of December 31, 2014 and 2013, respectively. Total interest of $0.2, $0.3 and $1.5, was recognized as part of the (benefit from) provision for income taxes for the years ended December 31, 2014, 2013 and 2012, respectively. Accrued penalties are not significant.
The 2009 through 2013 tax years remain open to examination. The IRS completed an examination of our tax returns for years ended December 31, 2011 and 2010, which it commenced during the first quarter of 2013. The IRS adjustment to foreign deemed dividends resulted in a decrease in the reserve of $0.3. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within nine months of the reporting date.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease various types of equipment and property, primarily office space at various locations and the equipment utilized in our operations. The future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year, which may also contain renewal options, as of December 31, 2014, are as follows:

	2015	2016	2017	2018	2019	Thereafter
Operating leases of continuing operations	$2.6	$2.4	$1.6	$1.5	$1.4	$6.8
Operating leases of discontinued operations	3.0	2.5	2.0	0.6	0.2	0.1
Total operating leases	$5.6	$4.9	$3.6	$2.1	$1.6	$6.9
Rental expense for the years ended December 31, 2014, 2013 and 2012 was $15.1, $14.9 and $16.0, respectively. Of these amounts, $6.1, $7.0 and $7.4 have been included within “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.
Purchase Obligations
Our non-cancellable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2014, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

amounts shown below. As of December 31, 2014, amounts due under long-term non-cancellable purchase obligations are as follows:

	2015	2016	2017	2018	2019	Thereafter
Purchase obligations of continuing operations	$434.0	$256.3	$176.9	$21.2	$0.6	$4.8
Purchase obligations of discontinued operations	2.7	2.6	0.3	0.2	—	—
Total purchase obligations	$436.7	$258.9	$177.2	$21.4	$0.6	$4.8
Amounts purchased under long-term purchase obligations during the years ended December 31, 2014, 2013 and 2012 approximated previously projected amounts.
Employees
Approximately 65% of our U.S. employees (or 51% including U.S. employees from discontinued operations) and substantially all of our non-U.S. employees are covered by collective bargaining agreements.
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
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in five states and one non-U.S. country at nine sites, including two sites within discontinued operations.
The changes in our accruals for environmental liabilities are as follows:

	For the years ended December 31,
	2014	2013	2012
Balance at the beginning of the period	$35.3	$34.2	$36.5
Revisions and liabilities incurred	2.2	1.1	(1.8)
Liabilities acquired	12.0	—	—
Payments	(1.9)	(1.7)	(0.6)
Translation and other charges	(0.9)	1.7	0.1
Balance at the end of the period	46.7	35.3	34.2
Balance reclassified to liabilities of discontinued operations	(22.3)	(21.3)	(19.9)
Balance related to continuing operations	$24.4	$14.0	$14.3
Our reserves for environmental remediation liabilities related to continuing operations have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet, of which $15.0 and $6.3, respectively, are subject to indemnification by third parties at December 31, 2014 and December 31, 2013. These amounts are in addition to our asset retirement obligations discussed in Note 8, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operating structure provides the appropriate focus on our global rolled products markets, including aerospace, automotive, building and construction, and commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. We report three operating segments in our continuing operations (each of which is considered a reportable segment). The reportable segments are based on the organizational structure that is used by the Company’s chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. The Company’s operating segments are North America, Europe and Asia Pacific.
North America
Our North America segment consists of 10 manufacturing facilities, including those facilities acquired in the April 2014 acquisition of Nichols Aluminum LLC (“Nichols”), located throughout the United States that produce rolled aluminum and coated products. Our North America segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances, cars and recreational vehicles.
Europe
Our Europe segment consists of two rolled aluminum products manufacturing facilities, located in Koblenz, Germany and Duffel, Belgium, as well as an aluminum casting plant in Germany that produces rolling slab used by our Europe segment. Our Europe segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Asia Pacific
Our Asia Pacific segment consists of a state-of-the art aluminum rolling mill in Zhenjiang City, Jiangsu Province in China that produces value-added plate products for the aerospace, engineering, distribution, building and construction and other transportation industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Construction of the mill was substantially complete in 2012 and limited production began in 2013. The mill continued to incur start-up expenses through December 31, 2014 as we increased volume to full production and obtained qualification from our aerospace customers. These start-up expenses represent operating losses incurred while the mill was ramping up production, as well as expenses associated with obtaining certification to produce aircraft plate. Substantially all of our rolled aluminum products in China are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. For the years ended December 31, 2014, 2013 and 2012, substantially all of Aleris Zhenjiang’s operating losses were categorized as start-up expenses, which are not included in management’s definition of segment performance, as defined below.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Reportable Segment Information
The following table shows our revenues, segment income (loss) and other financial information for each of our reportable segments:

	North		Asia	Intra-entity
	America	Europe	Pacific	Revenues	Total
Year Ended December 31, 2014
Revenues to external customers	$1,558.0	$1,279.6	$44.8		$2,882.4
Intra-entity revenues	3.8	122.8	7.9	$(134.5)	—
Total revenues	1,561.8	1,402.4	52.7	(134.5)	2,882.4
Segment income	94.6	147.6	—		242.2
Segment assets	790.9	701.9	433.3		1,926.1
Payments for property, plant and equipment	62.4	34.9	17.8		115.1
Year Ended December 31, 2013
Revenues to external customers	$1,192.6	$1,317.7	$10.5		$2,520.8
Intra-entity revenues	2.2	125.5	10.2	$(137.9)	—
Total revenues	1,194.8	1,443.2	20.7	(137.9)	2,520.8
Segment income (loss)	81.8	132.1	(0.2)		213.7
Segment assets	524.7	699.2	439.4		1,663.3
Payments for property, plant and equipment	44.1	41.0	92.5		177.6
Year Ended December 31, 2012
Revenues to external customers	$1,297.7	$1,254.6	$—		$2,552.3
Intra-entity revenues	2.0	70.3	—	$(72.3)	—
Total revenues	1,299.7	1,324.9	—	(72.3)	2,552.3
Segment income	117.6	144.6	—		262.2
Payments for property, plant and equipment	54.0	62.8	173.8		290.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	For the years ended December 31,
	2014	2013	2012
Profits
Total segment income	$242.2	$213.7	$262.2
Unallocated amounts:
Depreciation and amortization	(123.2)	(98.8)	(62.5)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(77.8)	(50.4)	(56.2)
Restructuring charges	(2.8)	(5.0)	(8.5)
Interest expense, net	(107.4)	(97.4)	(52.1)
Unallocated gains on derivative financial instruments	5.4	2.1	12.0
Unallocated currency exchange gains (losses)	12.6	(3.8)	(0.2)
Start-up expenses	(24.5)	(35.6)	(28.5)
Other expense, net	(0.2)	(2.0)	(1.5)
(Loss) income from continuing operations before income taxes	$(75.7)	$(77.2)	$64.7

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$115.1	$177.6	$290.6
Other payments for property, plant and equipment	49.7	60.7	99.6
Total consolidated payments for property, plant and equipment of continuing operations	$164.8	$238.3	$390.2

Assets
Total assets for reportable segments	$1,926.1	$1,663.3
Assets of discontinued operations	655.4	647.0
Unallocated assets	280.4	162.6
Total consolidated assets	$2,861.9	$2,472.9
Geographic Information of Continuing Operations
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived tangible assets (net of accumulated depreciation and amortization):

	For the years ended December 31,
	2014	2013	2012
Revenues
United States	$1,489.6	$1,239.4	$1,351.7
International:
Asia	200.8	132.1	154.9
Europe	981.9	1,027.7	944.9
Mexico, Canada and South America	192.2	116.6	95.0
Other	17.9	5.0	5.8
Total international revenues	1,392.8	1,281.4	1,200.6
Consolidated revenues	$2,882.4	$2,520.8	$2,552.3

	December 31,
	2014	2013
Long-lived tangible assets
United States	$355.5	$273.1
International:
Asia	337.7	357.8
Europe	249.7	273.6
Total international	587.4	631.4
Consolidated total	$942.9	$904.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheet, which are items that change equity during the reporting period, but are not included in earnings:

		Currency	Pension and other
	Total	translation	postretirement
Balance at January 1, 2012	$(29.0)	$1.8	$(30.8)
Current year currency translation adjustments	9.7	10.8	(1.1)
Recognition of net actuarial losses	(55.7)	—	(55.7)
Amortization of net actuarial losses and prior service cost	0.7	—	0.7
Deferred tax benefit on pension and other postretirement liability adjustments	11.9	—	11.9
Balance at December 31, 2012	(62.4)	12.6	(75.0)
Current year currency translation adjustments	31.5	33.2	(1.7)
Recognition of net actuarial gains	41.9	—	41.9
Amortization of net actuarial losses and prior service cost, including recognition of settlement loss	4.0	—	4.0
Deferred tax expense on pension and other postretirement liability adjustments	(1.2)	—	(1.2)
Balance at December 31, 2013	13.8	45.8	(32.0)
Current year currency translation adjustments	(82.5)	(93.0)	10.5
Recognition of net actuarial losses and prior service cost	(109.0)	—	(109.0)
Amortization of net actuarial losses and prior service cost	(0.9)	—	(0.9)
Deferred tax benefit on pension and other postretirement liability adjustments	17.7	—	17.7
Balance at December 31, 2014	$(160.9)	$(47.2)	$(113.7)
A summary of reclassifications out of accumulated other comprehensive (loss) income for the year ended December 31, 2014 is provided below:

Description of reclassifications out of accumulated other comprehensive (loss) income	Amount reclassified
Amortization of defined benefit pension and other postretirement benefit items:
Amortization of net actuarial losses and prior service cost, before tax	$(0.9)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.4
Losses reclassified into earnings, net of tax	$(0.5)
(a) This component of accumulated other comprehensive (loss) income is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).
17. BUSINESS COMBINATIONS
On April 1, 2014, we acquired Nichols, a wholly owned subsidiary of Quanex Building Products Corporation, and a producer of aluminum sheet for the transportation, building and construction, machinery and equipment, consumer durables and electrical industries in North America for cash consideration of $107.4. The acquisition includes casting and finishing operations at two facilities in Davenport, Iowa, as well as finishing operations in Decatur, Alabama and Lincolnshire, Illinois.
We incurred transaction related expenses totaling approximately $2.9, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The acquisition was accounted for as a business combination, with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. The following table presents the final allocation of the Nichols acquisition purchase price.

Accounts receivable	$40.1
Inventories	47.8
Property, plant and equipment	71.3
Intangible assets	2.9
Other assets	11.7
Total assets acquired	173.8
Accounts payable	47.3
Accrued expenses and other liabilities	22.0
Total liabilities assumed	69.3
Net assets acquired	104.5
Goodwill resulting from purchase	2.9
Total consideration transferred	$107.4
Recognized goodwill of $2.9 is attributable to anticipated synergies with Nichols, and is deductible for tax purposes. Intangible assets include estimated amounts recognized for the fair value of customer relationships. These intangible assets have a weighted average useful life of approximately 15 years. The valuation of the intangible assets acquired was based on management’s estimates, available information, and reasonable and supportable assumptions. The fair value of these assets was estimated using the income approach.
The liabilities assumed include $12.0 of estimated costs to perform environmental remediation at the Decatur, Alabama facility, which has been recognized based on the guidance in ASC 450, “Contingencies” and ASC 410-30, “Environmental Obligations.” Refer to Note 14, “Commitments and Contingencies,” for additional detail regarding environmental proceedings. The Company is indemnified for the costs of these remedial activities by Blue Point Capital Partners, the successor to the former owners of the Decatur facility, in an amount estimated to be $10.8 at the acquisition date, which has been recorded in “Prepaid expenses and other current assets” and “Other long-term assets” on the Consolidated Balance Sheet.
The operating results of Nichols were reported within the North America segment from the date of acquisition, which includes revenues of $350.1 during the year ended December 31, 2014. The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are included herein.
18. DISCONTINUED OPERATIONS
On October 17, 2014, we entered into a purchase and sale agreement with Signature Group Holdings (“Signature”) and certain of its affiliates to sell our North American and European recycling and specification alloys businesses. These businesses include substantially all of the operations and assets previously reported in the Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. On February 27, 2015, the transaction was completed, and we received $496.2 of cash, subject to a post-closing adjustment for working capital, and $5.0 of cash and 25,000 shares of Signature’s preferred stock have been placed in escrow to secure our indemnification obligations under the agreement. A gain on the sale will be recorded in the first quarter of 2015. Our operating results for the year ended December 31, 2014 included transaction costs of $13.7 in connection with the sale. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
On December 17, 2014, we entered into a sale and purchase agreement with Sankyo Tateyama, a Japanese building products and extrusions manufacturer to sell the extrusions business. This business includes substantially all of the operations and assets previously reported in the Extrusions segment. On March 1, 2015, the transaction was completed, and we received approximately €29.6 (or equivalent to approximately $33.5) of cash, subject to a post-closing adjustment for working capital. Our operating results for the year ended December 31, 2014 included transaction costs of $5.0 in connection with the sale. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
The operations of the recycling and specification alloys the extrusions businesses have been reported as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 and the assets

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

and liabilities are reported in current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2014 and 2013. The results of the prior periods have been restated to reflect this presentation. Upon classification as held for sale, a loss of approximately $11.2 was recorded to reduce the net carrying value of the extrusions disposal group to its estimated fair value, less costs to sell, which represents a level 3 fair value measurement. Fair value was determined based on the sale price and other provisions of the sale and purchase agreement.
The following table reconciles the major classes of assets and liabilities of discontinued operations of the recycling and specification alloys and extrusions businesses to the assets held for sale that are presented separately in the Consolidated Balance Sheet:

	December 31,
	2014	2013
Cash and cash equivalents	$7.4	$8.8
Accounts receivable, net	143.7	168.4
Inventories	225.2	189.2
Other assets	9.3	9.4
Total Current Assets	$385.6	$375.8

Property, plant and equipment, net	$251.6	$253.3
Other long-term assets	29.4	17.9
Loss recognized on classification as held for sale	(11.2)	—
Total Long-Term Assets	$269.8	$271.2

Accounts payable	$139.6	$137.5
Accrued and other liabilities	46.2	57.8
Current portion of long-term debt	10.1	5.7
Total Current Liabilities	$195.9	$201.0

Accrued pension benefits	117.5	97.3
Other long-term liabilities	38.9	39.0
Total Long-Term Liabilities	$156.4	$136.3
The following table reconciles the major line items constituting “Income from discontinued operations, net of tax” presented in the Consolidated Statements of Operations:

	For the years ended December 31,
	2014	2013	2012
Revenues	$1,833.5	$1,811.7	$1,860.1
Cost of sales	1,718.8	1,705.3	1,726.8
Selling, general and administrative expenses	57.0	53.9	61.4
Loss recognized on classification as held for sale	11.2	—	—
Other operating expense (income), net	9.7	12.4	4.0
Operating income from discontinued operations	36.8	40.1	67.9
Other expense (income), net	0.6	1.6	0.2
Income from discontinued operations before income taxes	36.2	38.5	67.7
Provision for income taxes	2.0	11.6	19.6
Income from discontinued operations, net of tax	$34.2	$26.9	$48.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table provides the depreciation, capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2014	2013	2012
Depreciation	$34.4	$30.7	$22.3
Payments for property, plant and equipment	(43.4)	(50.0)	(74.8)
Loss recognized on classification as held for sale	11.2	—	—
19. SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows:

	For the years ended December 31,
	2014	2013	2012
Cash payments for:
Interest	$100.5	$99.5	$51.2
Income taxes	9.2	37.2	8.6
Non-cash financing activity associated with lease contracts	4.9	6.6	2.0
20. STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK
The following table shows changes in the number of our outstanding common shares:

Outstanding common shares
Balance at January 1, 2012	31,031,871
Issuance associated with options exercised	8,843
Issuance associated with vested restricted stock units	56,558
Balance at December 31, 2012	31,097,272
Issuance associated with options exercised	69,794
Issuance associated with vested restricted stock units	51,698
Issuance upon conversion of Exchangeable Notes	10,300
Balance at December 31, 2013	31,229,064
Issuance associated with options exercised	3,434
Issuance associated with vested restricted stock units	47,808
Issuance upon conversion of Exchangeable Notes	1,207
Balance at December 31, 2014	31,281,513
Our capital structure includes 5,000 shares of Aleris International Series A exchangeable preferred stock (the “Redeemable Preferred Stock”) with a liquidation preference of one thousand dollars per share and a par value of $0.01 per share. The Redeemable Preferred Stock accrues dividends at 8.0% per annum (payable semi-annually on January 15 and July 15 if and when declared by Aleris International’s Board). All shares of Redeemable Preferred Stock were issued on June 1, 2010 to Oaktree Capital Management, L.P., on behalf of the Oaktree Funds, certain investment funds managed by affiliates of Apollo Management Holdings, L.P., and Sankaty Advisors, LLC, on behalf of the investment funds advised by it, in exchange for $5.0. The Redeemable Preferred Stock is subject to mandatory redemption on June 1, 2015, and is currently exchangeable, at the holder’s option, prior to redemption, into our common stock on a per share dollar exchange ratio of $18.45 at December 31, 2014, subject to adjustment. The Redeemable Preferred Stock is classified as “Redeemable noncontrolling interest” (temporary equity) because its terms include a mandatory redemption feature on a fixed date for a fixed price.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% Senior Notes and the 7 7/8% Senior Notes, respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2014 and 2013. The condensed consolidating statements of comprehensive (loss) income and cash flows are presented for the years ended December 31, 2014, 2013 and 2012.
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
Upon the completion of the sale of the recycling and specification alloys business on February 27, 2015, the guarantees of the Guarantor Subsidiaries that were sold were automatically and unconditionally released.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$28.6	$—	$28.6
Accounts receivable, net	—	—	122.8	148.2	—	271.0
Inventories	—	—	272.6	355.3	—	627.9
Deferred income taxes	—	—	19.5	8.6	—	28.1
Prepaid expenses and other current assets	—	0.6	14.8	29.5	—	44.9
Intercompany receivables	—	86.4	65.4	27.6	(179.4)	—
Assets of discontinued operations - current	—	—	131.1	254.5	—	385.6
Total Current Assets	—	87.0	626.2	852.3	(179.4)	1,386.1
Property, plant and equipment, net	—	—	336.6	606.3	—	942.9
Intangible assets, net	—	—	28.1	15.9	—	44.0
Deferred income taxes	—	—	15.8	130.9	—	146.7
Other long-term assets	—	8.3	7.0	57.1	—	72.4
Intercompany receivables	—	4.3	—	—	(4.3)	—
Investments in subsidiaries	296.9	1,566.4	10.4	—	(1,873.7)	—
Assets of discontinued operations - non-current	—	—	107.5	162.3	—	269.8
Total Assets	$296.9	$1,666.0	$1,131.6	$1,824.8	$(2,057.4)	$2,861.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$10.4	$131.2	$126.6	$—	$268.2
Accrued liabilities	—	32.7	73.1	77.5	—	183.3
Deferred income taxes	—	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	0.3	3.0	—	3.3
Intercompany payables	—	62.9	89.7	26.8	(179.4)	—
Liabilities of discontinued operations - current	—	—	71.1	124.8	—	195.9
Total Current Liabilities	—	106.0	365.4	364.9	(179.4)	656.9
Long-term debt	—	1,257.4	0.2	217.3	—	1,474.9
Deferred income taxes	—	—	—	0.4	—	0.4
Accrued pension benefits	—	—	57.4	121.3	—	178.7
Accrued postretirement benefits	—	—	46.4	—	—	46.4
Other long-term liabilities	—	—	14.8	34.4	—	49.2
Intercompany payables	4.3	—	—	—	(4.3)	—
Liabilities of discontinued operations - non-current	—	—	18.9	137.5	—	156.4
Total Long-Term Liabilities	4.3	1,257.4	137.7	510.9	(4.3)	1,906.0
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation Equity	292.6	296.9	628.5	948.3	(1,873.7)	292.6
Noncontrolling interest	—	—	—	0.7	—	0.7
Total Liabilities and Equity	$296.9	$1,666.0	$1,131.6	$1,824.8	$(2,057.4)	$2,861.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$3.7	$—	$50.1	$(2.5)	$51.3
Accounts receivable, net	—	—	74.0	134.5	—	208.5
Inventories	—	—	173.0	321.2	—	494.2
Deferred income taxes	—	—	0.2	5.7	—	5.9
Prepaid expenses and other current assets	—	0.5	14.2	8.6	—	23.3
Intercompany receivables	—	362.4	378.3	192.4	(933.1)	—
Assets of discontinued operations - current	—	—	125.7	250.1	—	375.8
Total Current Assets	—	366.6	765.4	962.6	(935.6)	1,159.0
Property, plant and equipment, net	—	—	272.8	631.7	—	904.5
Intangible assets, net	—	—	27.6	15.9	—	43.5
Deferred income taxes	—	—	—	28.3	—	28.3
Other long-term assets	—	12.3	3.0	51.1	—	66.4
Intercompany receivables	—	3.4	—	—	(3.4)	—
Investments in subsidiaries	371.8	1,510.6	117.7	—	(2,000.1)	—
Assets of discontinued operations - non-current	—	—	105.3	165.9	—	271.2
Total Assets	$371.8	$1,892.9	$1,291.8	$1,855.5	$(2,939.1)	$2,472.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$0.4	$63.3	$104.5	$(2.5)	$165.7
Accrued liabilities	—	21.7	37.0	85.2	—	143.9
Deferred income taxes	—	—	—	3.2	—	3.2
Current portion of long-term debt	—	—	0.3	2.2	—	2.5
Intercompany payables	—	462.4	371.7	99.0	(933.1)	—
Liabilities of discontinued operations - current	—	—	84.0	117.0	—	201.0
Total Current Liabilities	—	484.5	556.3	411.1	(935.6)	516.3
Long-term debt	—	1,030.9	0.5	195.4	—	1,226.8
Deferred income taxes	—	—	0.2	1.5	—	1.7
Accrued pension benefits	—	—	33.8	97.4	—	131.2
Accrued postretirement benefits	—	—	40.9	—	—	40.9
Other long-term liabilities	—	—	14.4	30.9	—	45.3
Intercompany payables	3.4	—	—	—	(3.4)	—
Liabilities of discontinued operations - non-current	—	—	18.6	117.7	—	136.3
Total Long-Term Liabilities	3.4	1,030.9	108.4	442.9	(3.4)	1,582.2
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation Equity	368.4	371.8	627.1	1,001.2	(2,000.1)	368.4
Noncontrolling interest	—	—	—	0.3	—	0.3
Total Liabilities and Equity	$371.8	$1,892.9	$1,291.8	$1,855.5	$(2,939.1)	$2,472.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,559.5	$1,403.9	$(81.0)	$2,882.4
Cost of sales	—	—	1,480.8	1,235.1	(81.0)	2,634.9
Gross profit	—	—	78.7	168.8	—	247.5
Selling, general and administrative expenses	—	13.6	112.2	96.1	—	221.9
Restructuring charges	—	—	1.6	1.2	—	2.8
(Gains) losses on derivative financial instruments	—	—	(2.3)	13.2	—	10.9
Other operating expense (income), net	—	—	0.5	(0.3)	—	0.2
Operating (loss) income	—	(13.6)	(33.3)	58.6	—	11.7
Interest expense, net	—	—	90.6	16.8	—	107.4
Other income, net	—	(2.0)	(5.9)	(12.1)	—	(20.0)
Equity in net earnings of affiliates	(87.1)	(98.7)	(0.8)	—	186.6	—
Income (loss) before income taxes	87.1	87.1	(117.2)	53.9	(186.6)	(75.7)
Benefit from income taxes	—	—	(35.7)	(93.8)	—	(129.5)
Income (loss) from continuing operations	87.1	87.1	(81.5)	147.7	(186.6)	53.8
Income from discontinued operations, net of tax	—	—	30.1	4.1	—	34.2
Net income (loss)	87.1	87.1	(51.4)	151.8	(186.6)	88.0
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Net income (loss) attributable to Aleris Corporation	$87.1	$87.1	$(51.4)	$150.9	$(186.6)	$87.1

Comprehensive (loss) income	$(87.6)	$(87.6)	$(90.8)	$16.5	$162.8	$(86.7)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Comprehensive (loss) income attributable to Aleris Corporation	$(87.6)	$(87.6)	$(90.8)	$15.6	$162.8	$(87.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,192.7	$1,329.1	$(1.0)	$2,520.8
Cost of sales	—	—	1,137.4	1,200.9	(1.0)	2,337.3
Gross profit	—	—	55.3	128.2	—	183.5
Selling, general and administrative expenses	—	0.2	91.6	92.3	—	184.1
Restructuring charges	—	—	1.6	3.4	—	5.0
Gains on derivative financial instruments	—	—	(17.9)	(13.6)	—	(31.5)
Other operating expense (income), net	—	—	0.7	(1.0)	—	(0.3)
Operating (loss) income	—	(0.2)	(20.7)	47.1	—	26.2
Interest expense, net	—	—	88.9	8.5	—	97.4
Other (income) expense, net	—	—	(3.8)	9.8	—	6.0
Equity in net losses (earnings) of affiliates	37.1	36.9	(1.1)	—	(72.9)	—
(Loss) income before income taxes	(37.1)	(37.1)	(104.7)	28.8	72.9	(77.2)
Benefit from income taxes	—	—	(10.7)	(3.5)	—	(14.2)
(Loss) income from continuing operations	(37.1)	(37.1)	(94.0)	32.3	72.9	(63.0)
Income from discontinued operations, net of tax	—	—	14.0	12.9	—	26.9
Net (loss) income	(37.1)	(37.1)	(80.0)	45.2	72.9	(36.1)
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Net (loss) income attributable to Aleris Corporation	$(37.1)	$(37.1)	$(80.0)	$44.2	$72.9	$(37.1)

Comprehensive income (loss)	$39.1	$39.1	$(41.0)	$80.3	$(77.4)	$40.1
Comprehensive income attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Aleris Corporation	$39.1	$39.1	$(41.0)	$79.3	$(77.4)	$39.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,299.8	$1,254.7	$(2.2)	$2,552.3
Cost of sales	—	—	1,179.7	1,042.9	(2.2)	2,220.4
Gross profit	—	—	120.1	211.8	—	331.9
Selling, general and administrative expenses	—	0.4	101.6	105.5	—	207.5
Restructuring charges	—	—	1.9	6.6	—	8.5
Losses (gains) on derivative financial instruments	—	—	3.8	(7.4)	—	(3.6)
Other operating expense, net	—	—	0.5	0.1	—	0.6
Operating (loss) income	—	(0.4)	12.3	107.0	—	118.9
Interest expense, net	—	—	51.5	0.6	—	52.1
Other (income) expense, net	—	—	(5.2)	7.3	—	2.1
Equity in net earnings of affiliates	(107.5)	(107.9)	(2.3)	—	217.7	—
Income (loss) before income taxes	107.5	107.5	(31.7)	99.1	(217.7)	64.7
(Benefit from) provision for income taxes	—	—	(15.9)	21.7	—	5.8
Income (loss) from continuing operations	107.5	107.5	(15.8)	77.4	(217.7)	58.9
Income from discontinued operations, net of tax	—	—	18.7	29.4	—	48.1
Net income	107.5	107.5	2.9	106.8	(217.7)	107.0
Net loss from continuing operations attributable to noncontrolling interest	—	—	—	(1.8)	—	(1.8)
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	1.3	—	1.3
Net income attributable to Aleris Corporation	$107.5	$107.5	$2.9	$107.3	$(217.7)	$107.5

Comprehensive income (loss)	$74.1	$74.1	$(15.6)	$91.8	$(150.8)	$73.6
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Comprehensive income (loss) attributable to Aleris Corporation	$74.1	$74.1	$(15.6)	$92.3	$(150.8)	$74.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.0	$(108.9)	$(32.6)	$147.4	$(6.9)	$—
Investing activities
Payments for property, plant and equipment	—	—	(81.9)	(82.9)	—	(164.8)
Net proceeds from the disposal of property, plant and equipment	—	—	1.5	1.3	—	2.8
Purchase of a business	—	—	(77.5)	(29.9)	—	(107.4)
Disbursements of intercompany loans	—	(15.0)	(17.8)	(101.0)	133.8	—
Repayments from intercompany loans	—	15.0	17.0	87.0	(119.0)	—
Equity contributions in subsidiaries	—	(201.3)	—	—	201.3	—
Return of investments in subsidiaries	—	68.9	98.2	—	(167.1)	—
Other	—	—	0.3	3.8	—	4.1
Net cash used by investing activities	—	(132.4)	(60.2)	(121.7)	49.0	(265.3)
Financing activities
Proceeds from the ABL Facility	—	389.0	—	45.0	—	434.0
Payments on the ABL Facility	—	(165.0)	—	(45.0)	—	(210.0)
Proceeds from Zhenjiang Revolver	—	—	—	24.4	—	24.4
Net (payments on) proceeds from other long-term debt	—	—	(0.5)	0.2	—	(0.3)
Dividends paid	—	—	(68.9)	(107.6)	176.5	—
Proceeds from intercompany loans	—	96.0	5.0	32.8	(133.8)	—
Repayments on intercompany loans	—	(82.0)	(5.0)	(32.0)	119.0	—
Proceeds from intercompany equity contributions	—	—	162.2	39.1	(201.3)	—
Other	(1.0)	(0.4)	—	(0.6)	—	(2.0)
Net cash (used) provided by financing activities	(1.0)	237.6	92.8	(43.7)	(39.6)	246.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(4.9)	—	(4.9)
Net decrease in cash and cash equivalents	—	(3.7)	—	(22.9)	2.5	(24.1)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	—	—	—	36.0	—	36.0
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(7.4)	—	(7.4)
Cash and cash equivalents of continuing operations	$—	$—	$—	$28.6	$—	$28.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$132.1	$66.2	$119.6	$13.5	$(299.5)	$31.9
Investing activities
Payments for property, plant and equipment	—	—	(73.3)	(165.0)	—	(238.3)
Net proceeds from the disposal of property, plant and equipment	—	—	0.9	2.0	—	2.9
Disbursements of intercompany loans	—	(60.0)	(50.8)	—	110.8	—
Repayments from intercompany loans	—	60.0	66.0	0.9	(126.9)	—
Equity contributions in subsidiaries	—	(510.7)	(16.8)	—	527.5	—
Return of investments in subsidiaries	180.9	292.6	—	—	(473.5)	—
Net cash provided (used) by investing activities	180.9	(218.1)	(74.0)	(162.1)	37.9	(235.4)
Financing activities
Proceeds from the ABL Facility	—	10.3	—	20.0	—	30.3
Payments on the ABL Facility	—	(10.3)	—	(20.0)	—	(30.3)
Proceeds from Zhenjiang Term Loans	—	—	—	0.2	—	0.2
Proceeds from Zhenjiang Revolver	—	—	—	4.1	—	4.1
Payments on Zhenjiang Revolver	—	—	—	(4.1)	—	(4.1)
Net payments on other long-term debt	—	—	—	(5.2)	—	(5.2)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Dividends paid	(313.0)	(313.0)	(292.6)	(166.0)	771.6	(313.0)
Proceeds from intercompany loans	—	—	—	110.8	(110.8)	—
Repayments on intercompany loans	—	—	(0.9)	(126.0)	126.9	—
Proceeds from intercompany equity contributions	—	—	247.9	279.6	(527.5)	—
Other	—	(3.8)	—	(0.9)	—	(4.7)
Net cash (used) provided by financing activities	(313.0)	(316.8)	(45.6)	83.6	260.2	(331.6)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.3	—	2.3
Net decrease in cash and cash equivalents	—	(468.7)	—	(62.7)	(1.4)	(532.8)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(8.8)	—	(8.8)
Cash and cash equivalents of continuing operations	$—	$3.7	$—	$50.1	$(2.5)	$51.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2012
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1.5	$32.1	$84.6	$36.1	$(1.8)	$152.5
Investing activities
Payments for property, plant and equipment	—	—	(122.1)	(268.1)	—	(390.2)
Purchase of a Business	—	—	—	(21.5)	—	(21.5)
Net (payments on) proceeds from the disposal of property, plant and equipment	—	—	(0.3)	0.8	—	0.5
Disbursements of intercompany loans	—	—	(19.1)	—	19.1	—
Repayments from intercompany loans	—	—	57.6	0.8	(58.4)	—
Equity contributions in subsidiaries	—	(116.2)	(5.9)	—	122.1	—
Other	—	—	0.1	—	—	0.1
Net cash used by investing activities	—	(116.2)	(89.7)	(288.0)	82.8	(411.1)
Financing activities
Proceeds from the issuance of 7 7/8% Senior Notes, net of discount of $8.7	—	491.3	—	—	—	491.3
Proceeds from Zhenjiang Term Loans	—	—	—	130.9	—	130.9
Net payments on other long-term debt	—	—	—	(0.2)	—	(0.2)
Debt issuance costs	—	(1.8)	—	(0.5)	—	(2.3)
Dividends paid	—	—	—	(2.1)	2.1	—
Proceeds from intercompany loans	—	—	—	19.1	(19.1)	—
Repayments on intercompany loans	—	—	(0.8)	(57.6)	58.4	—
Proceeds from intercompany equity contributions	—	—	5.9	116.2	(122.1)	—
Other	(1.5)	(0.1)	—	(0.9)	—	(2.5)
Net cash (used) provided by financing activities	(1.5)	489.4	5.1	204.9	(80.7)	617.2
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.9	—	2.9
Net increase (decrease) in cash and cash equivalents	—	405.3	—	(44.1)	0.3	361.5
Cash and cash equivalents at beginning of period	—	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(10.0)	—	(10.0)
Cash and cash equivalents of continuing operations	$—	$472.4	$—	$111.6	$(1.1)	$582.9

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Steven J. Demetriou	56	Chairman of our Board of Directors and Chief Executive Officer
Eric M. Rychel	41	Executive Vice President, Chief Financial Officer and Treasurer
Sean M. Stack	48	Executive Vice President and Chief Executive Officer, Rolled Products North America
Roelof IJ. Baan	58	Executive Vice President and Chief Executive Officer, Rolled Products Asia Pacific
Christopher R. Clegg	57	Executive Vice President, General Counsel and Secretary
Thomas W. Weidenkopf	55	Executive Vice President, Human Resources and Communications
Scott L. Graves	44	Director
Michael Kreger	33	Director
Brian Laibow	37	Director
Donald T. Misheff	58	Director
Robert O’Leary	44	Director
Emily Stephens	39	Director
Lawrence W. Stranghoener	60	Director
G. Richard Wagoner, Jr.	62	Director
The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.
Steven J. Demetriou - Mr. Demetriou became Chairman of the Board and Chief Executive Officer of Aleris following the merger of Commonwealth Industries, Inc. (“Commonwealth”) and IMCO Recycling, Inc. Mr. Demetriou had served as President and Chief Executive Officer of Commonwealth from June 2004 and served as an outside Director of Commonwealth from 2002 until the merger. Mr. Demetriou is a director of OM Group, Inc. and Kraton Performance Polymers, Inc. and serves on the Board of Advisors for Resilience Capital Partners, a private equity investment group. He serves on the boards of the Cuyahoga Community College Foundation and the Greater Cleveland Sports Commission.
Mr. Demetriou has extensive operational and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry and customer associations provide an in-depth understanding of the aluminum industry generally and unparalleled experience with the Company’s operations and corporate transactions.
Eric M. Rychel - Mr. Rychel currently serves as Executive Vice President, Chief Financial Officer and Treasurer. From April 2014 through December 2014 he served as Senior Vice President and Chief Financial Officer. He joined Aleris in 2012 and previously served as Vice President and Treasurer with responsibility for treasury, strategy, corporate development and investor relations. Mr. Rychel was a managing director in the Industrials Group at Barclays Capital, Inc., where he ran its Metals industry banking effort as the global head of Steel and Metals corporate finance coverage. Prior to that, Mr. Rychel was a managing director at Deutsche Bank Securities, Inc., from 1998 to 2009, where he ran the Metals industry investment banking effort. Mr. Rychel began his career as an analyst at LSG Advisors, an M&A boutique and predecessor to SG Cowen.
Sean M. Stack - Mr. Stack currently serves as Executive Vice President and Chief Executive Officer, Rolled Products North America where he is responsible for all business and operational activities with respect to our Rolled Products North American business. He previously served as Executive Vice President and Chief Financial Officer from February 2009 through March 2014. He joined Commonwealth in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe. Mr. Stack currently serves on the board of the Aluminum Association.
Roelof IJ. Baan - Mr. Baan joined Aleris in 2008 and currently serves as Executive Vice President and Chief Executive Officer, Rolled Products Asia Pacific. He is responsible for all business and operational activities with respect to the Asia Pacific region as well as having management authority over the global aerospace commercial business and the global research and development function. In 2013, Mr. Baan served as Executive Vice President and Chief Executive Officer, Europe and Asia Pacific. He was responsible for all business and operational activities with respect to our Europe and Asia Pacific businesses. From 2011 to 2013, Mr. Baan served as Executive Vice President and Chief Executive Officer, Global Rolled and Extruded Products. He was responsible for all business and operational activities with respect to our Global Rolled and Extruded Products business unit. From 2008 to 2011, Mr. Baan served as our Executive Vice President and Chief Executive Officer, Europe and Asia. He was responsible for all business and operational activities for Aleris’s European region headquartered in Zurich, Switzerland. From 2004 until 2007, Mr. Baan worked for Arcelor Mittal and its affiliates where he most recently served as Executive Vice President and Chief Executive Officer, Mittal Steel Europe, and served as a member on Arcelor Mittal’s Management Committee. Mr. Baan had responsibility for operations in eight countries, including four integrated steel mills and four electric arc steel mills. Since January 1, 2011, Mr. Baan has been a director of Borusan Mannesman, a leading European producer in the steel pipe industry.
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
Thomas W. Weidenkopf - Mr. Weidenkopf has served as Executive Vice President, Human Resources and Communications since September 2009. From November 2008 until September 2009, he served as an interim Head, Global HR in a consulting capacity. Prior to joining Aleris, Mr. Weidenkopf served as the Senior Vice President, Human Resources and Communications for Honeywell International Inc. where he was responsible for leading global human resources strategy and programs for the company’s 120,000 employees in more than 100 countries.
Scott L. Graves - Mr. Graves has served as a Director since June 1, 2010. He is a Managing Director and serves as Head of Credit Strategies for Oaktree with responsibility for overseeing the Multi-Strategy Credit, U.S. Senior Loan, European Senior Loan, Mezzanine Finance, Strategic Credit and Emerging Market Total Return strategies. He is also active in corporate management matters for the firm and is responsible for Oaktree’s corporate and strategic development efforts.  Since joining the firm in 2001 and through to 2013, Mr. Graves served as an investment professional in the Distressed Opportunities, Value Opportunities and Strategic Credit strategies, where he was most recently a co-portfolio manager and contributed to the analysis, portfolio construction and management of the investment funds. Prior to joining Oaktree, Mr. Graves served as a Principal in William E. Simon & Sons’ Private Equity Group where he was responsible for sourcing, structuring, executing and managing corporate leveraged buy-outs and growth capital investments. Before joining William E. Simon & Sons in 1998, Mr. Graves worked at Merrill Lynch & Company in the Mergers and Acquisitions Group, where he focused on leveraged buy-out situations and the valuation of public and private companies. Prior thereto, Mr. Graves worked at Price Waterhouse LLP in the Audit Business Services division. Mr. Graves received an MBA in Entrepreneurial Finance from the Wharton School at the University of Pennsylvania, where he currently serves on the Wharton School Graduate Executive Board.
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
Michael Kreger - Mr. Kreger has served as a Director since February 2014. Mr. Kreger serves as a Vice President in the Opportunities funds of Oaktree. Prior to joining Oaktree in 2014, Mr. Kreger was most recently a Director at Madison Dearborn having joined the firm in 2010 following graduation from Harvard Business School. Prior to business school, Mr. Kreger was an analyst in the Industrials group at UBS Investment Bank from 2004 to 2006 and an Associate with Madison Dearborn from 2006 to 2008. In addition, Mr. Kreger previously served as a director on numerous companies, including Bway Corporation (August 2010 - November 2012), Schrader International, Inc. (April 2012 - January 2014), and Multi Packaging Solutions, Inc. (August 2013 - January 2014).
Mr. Kreger was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Kreger has a solid working knowledge of portfolio companies’ activities and operations. In addition, Mr. Kreger has served as a director of a number of public and privately-held companies as well as a member of board audit and compensation committees. Mr. Kreger serves as a member of the Board’s Audit Committee.
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
Donald T. Misheff - Mr. Misheff has served as a Director since December 4, 2013. Mr. Misheff retired in 2011 as managing partner of the Northeast Ohio offices of Ernst & Young LLP, a public accounting firm, where he specialized in accounting/financial reporting for income taxes, purchase accounting, and mergers and acquisitions. Mr. Misheff is a member of FirstEnergy Corp’s board of directors (serving on the nuclear and finance committees and previously serving on the governance committee), The Timken Steel Company’s board of directors (chairing the audit committee and serving on the governance committee) since July 2014 and Trinseo’s board of directors (serving on the audit and safety committees) since February 2015. He is also a member of the board of privately owned Asurint, chairman of Buckeye West LLC (d/b/a SunRidge Canyon Golf Club), and on the advisory board of Ancora Advisors. He has previously served on numerous non-profit boards including Cuyahoga Community College, Ashland University, Team NEO, the Greater Akron Chamber and the United Way.
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
Emily Stephens - Ms. Stephens has served as a Director since January 21, 2011. Ms. Stephens serves as a Managing Director in the Distressed Debt group of Oaktree. Prior to joining Oaktree in 2006, Ms. Stephens served as a Vice President and Associate General Counsel at Trust Company of the West. Prior to that, Ms. Stephens spent five years as a Corporate Associate at Munger, Tolles & Olson LLP.
Ms. Stephens was appointed by the Oaktree Funds to serve as a Director of the Company. Her legal background and legal role at Oaktree provide expertise in corporate governance matters.
Lawrence W. Stranghoener - Mr. Stranghoener has served as Director since January 21, 2011. Prior to his retirement in January, 2015, Mr. Stranghoener served in various roles at The Mosaic Company, a public global crop nutrition company with approximately $10 billion of annual sales. He was executive vice president, strategy and business development from August

2014 until January 2015. He was interim chief executive officer from June through August 2014 and executive vice president and chief financial officer from September 2004 until June 2014. Previously, he had been executive vice president and chief financial officer for Thrivent Financial. From 1983 to 2000, he held various positions in finance at Honeywell, including vice president and chief financial officer from 1997 to 1999. He also serves on the board of directors for Kennametal Inc., a public company.
Mr. Stranghoener has extensive corporate finance experience, including 15 years of experience as a chief financial officer at several different companies with full responsibility and accountability for all finance, accounting, tax and related functions. Mr. Stranghoener serves as the Chair of the Board’s Audit Committee.
G. Richard Wagoner, Jr. - Mr. Wagoner has served as a Director since August 2010. Mr. Wagoner retired from General Motors Corporation, a public company, in August 2009 after a 32-year career. He served as chairman and chief executive officer of General Motors from May 2003 through March 2009 and had been president and chief executive officer since June 2000. Mr. Wagoner is a director of Graham Holdings, Invesco, and several privately held companies. He is a member of the Board of Visitors of Virginia Commonwealth University.
Mr. Wagoner’s long leadership history with General Motors provides a deep understanding of the operational, governance and strategic matters involved in running a large scale global corporation. Mr. Wagoner serves as a member of the Board’s Compensation Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Since none of our common stock is publicly traded, our executive officers, directors and 10% stockholders are not subject to the reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended.
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
Board Committees
Our Board of Directors has established an Audit Committee and a Compensation Committee.
Messrs. Stranghoener, Laibow, Kreger and Misheff are the members of the Audit Committee. Mr. Stranghoener has been appointed Chair of the Audit Committee. While our Board of Directors currently has not made a formal determination as to whether any members of our Audit Committee are considered to be Audit Committee Financial Experts as we are a privately held corporation, we believe all members of our Audit Committee have beneficial financial background. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

•	reviewing and overseeing the administration of the Company’s internal accounting policies and procedures;

•	reviewing and overseeing the preparation of the Company’s financial statements; and

•	consulting with the Company’s independent accountants.

Messrs. Graves, Stranghoener and Wagoner are the members of the Compensation Committee. Mr. Graves has been appointed Chair of the Compensation Committee. The Compensation Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

•	developing and approving all elements of compensation with respect to the Company’s executive officers; and

•	approving and overseeing the management and administration of all material compensation paid by the Company.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Changes to the Executive Compensation Program for 2014
In 2014, we made significant changes to certain aspects of our executive compensation program to take into account our evolving business strategies and the landscape in which we compete. Our management team and the compensation committee of the Board of Directors continues to place special emphasis on the effectiveness and design of our variable compensation components, such as the annual incentive plan and long-term incentives applicable to our named executive officers and management team generally. Key decisions and actions taken in 2014 that impact the 2014 compensation packages of our named executive officers include:

•
Authorization by the Board of Directors, acting as the Compensation Committee under the Aleris Holding Company 2010 Equity Incentive Plan (the “Equity Incentive Plan”), of a grant to Mr. Demetriou made in January 2014, calculated in accordance with the terms of his Amended and Restated Employment Agreement (the “Restated CEO Agreement”), which grant amount, at Mr. Demetriou’s request, was reduced prior to the granting of the actual awards.

•
Approval of amendments to the Equity Incentive Plan that effective in January 2014, (a) increased the maximum aggregate number of shares of common stock reserved for issuance pursuant to awards made under the Equity Incentive Plan, (b) increased the number of shares of common stock that may be issued specifically pursuant to RSU awards under the Equity Incentive Plan, and (c) modified the definitions of the terms “Initial Investors” and “Initial Investors and their affiliates” as used in the Equity Incentive Plan and all outstanding and future awards granted thereunder, so that such terms refer only to Oaktree Capital Management, L.P. and its affiliates.

•
Approval of new option and RSU grants to Messrs. Stack, Rychel, Baan, Clegg and Weidenkopf following a review of the overall executive compensation packages, and in consideration of the fact that no equity awards have been granted to those named executive officers since 2010 (2012 for Mr. Rychel).

•
Following a review of Messrs. Rychel’s, Clegg’s and Weidenkopf’s overall compensation, approval of increases to each named executive officer’s base salary, and, for Mr. Rychel, his target bonus opportunity.

•	Subject to the Audit Committee’s approval of 2014’s year-end financial results, approval of the final 2014 annual incentive plan achievement results.
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
As part of Aleris International’s restructuring, completed in 2010, the Bankruptcy Court approved the terms of certain elements of the executive compensation program, including the equity incentive plan and executive employment agreements, which became effective June 1, 2010 (the “Emergence Date”), and are described more fully below. Since that time, we have continued to review and approve all aspects of our executives’ compensation. The agreements and plans in place during the 2014 fiscal year are described throughout this section.
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
Objectives and design of our executive compensation program
In 2014, the Company continued to emphasize a compensation design focused on implementing our core philosophy by operating a range of programs and incorporating a combination of cash compensation, cash incentive awards based on annual performance targets, and, generally, grants of time-based stock options and time-based restricted stock units (most of which vest over a three-year period) that provide the executives with a growing ownership stake in our Company.
The objectives of our executive compensation package design are to:

•	attract, retain and motivate key executives and management personnel by providing an appropriate level and mixture of fixed and “at risk” compensation;

•	link compensation with performance by providing reasonable incentives to accomplish near term Company-wide (and business unit) successes based on our strategic business plan; and

•	reward long-term increased Company value and align the interests of the executives with our stockholders.
While certain programs and compensation design elements have been updated in conjunction with our growth since the time of our emergence from bankruptcy, these objectives have remained constant. We describe below the various elements of our compensation policies and practices for the fiscal year ended December 31, 2014 for our chief executive officer, current chief financial officer, three most highly compensated executive officers for the fiscal year ended December 31, 2014, and one additional member of our executive leadership team (collectively, our “named executive officers”) including:

•	Steven J. Demetriou (Chairman and Chief Executive Officer);

•	Eric M. Rychel (Executive Vice President, Chief Financial Officer and Treasurer);

•	Roelof IJ. Baan (Executive Vice President and Chief Executive Officer, Rolled Products Asia Pacific);

•	Sean M. Stack (Executive Vice President and Chief Executive Officer, Rolled Products North America);

•	Christopher R. Clegg (Executive Vice President, Secretary and General Counsel); and

•	Thomas W. Weidenkopf (Executive Vice President, Human Resources and Communications).
The programs described below provide information with respect to compensation paid to our named executive officers during this period and, where appropriate, describes the compensation program at the time of, and following, Aleris International’s emergence from bankruptcy. As of the Emergence Date, we adopted an equity incentive plan and, together with Aleris International, we entered into an employment agreement with each of our named executive officers (other than our Chief Financial Officer who became a member of our executive leadership team in 2014). The equity plan and employment agreements replaced the Old AII, Inc. equity plan and the employment agreements that were in place prior to the Emergence Date. The Board of Directors of Aleris International also implemented changes to the short-term cash bonus program by adjusting the quarterly metrics and targets based on our new Company plan, and pursuant to the Plan of Reorganization, in June 2010, we granted stock options and restricted stock units to each applicable named executive officer, as well as certain other members of our Company-wide management team. In fiscal year 2014, our compensation program continued to evolve in order to continue to support the Company’s evolving long-range business goals and growth strategies.
Each of our named executive officers’ base compensation amounts have been set to provide a certain amount of financial security to the named executive officers at levels that are believed to be competitive for similar positions in the marketplace in which we compete for management talent and the short-term cash bonus program has been designed to meaningfully reward strong annual Company performance, in order to motivate participants to strive for continued Company growth and productivity. In addition, our named executive officers’ employment agreements (if applicable) and the equity awards granted to such named executive officer, provide share ownership opportunities through stock options and restricted stock units, which generally vest over time, as more fully described below, and continue to be an important element in our ability to retain, motivate and incentivize our named executive officers. Our long-term equity program is considered central to the achievement of our long-range goals, and aligns our named executive officers’ and other management team members’ interests with those of our stockholders.
Aleris International engaged Mercer during its reorganization process in 2010 to provide information regarding the equity incentive plan design and certain compensation comparison market data. In connection with the equity incentive plan, Mercer prepared recommendations on the aggregate number of shares of our common stock authorized for grants under the equity plan as well as specific recommendations regarding the size of the grants made to our key executives, including our named executive officers (except for Mr. Rychel who joined the Company in 2012). In addition, Mercer advised Aleris International on how the values assigned to the three main elements of our compensation packages and the total compensation level, for our key executives, including our named executive officers, compared to the total compensation and elemental breakdown for similar executive positions at companies of roughly our size and scale. This general market data was not focused on a specific peer group or industry, and the Company did not specifically benchmark any element of compensation. However, this market survey information was considered as one factor in determining whether each element of compensation and total compensation for each of our named executive officers was appropriate in fiscal year 2011. In June 2011, the Compensation Committee retained the services of Frederic W. Cook & Co., Inc. (“Fred Cook”) as its independent compensation consultant to review and advise on certain aspects of our executive compensation program. Periodically, Fred Cook has provided information on the competitive pay mix practices, trends, and structure of compensation programs of privately held and public companies. In particular, in early 2013, Fred Cook provided assistance with respect to the 2013 annual incentive program design. In September 2013, Fred Cook provided assistance to the Compensation Committee in its consideration of changes to Mr. Demetriou’s employment agreement and equity arrangements, which are described in greater detail under the headings “Employment agreements” following the “Summary compensation table” and “Potential payments upon termination or change in control-Employment agreements.” Later in 2013, Fred Cook provided additional assistance regarding the 2014 annual incentive program design, our named executive officers’ compensation packages and modifications to our Equity Incentive Plan (described below under the heading “Equity incentive program”) in connection with the 2014 equity grants to each of our named executive officers. In making the design changes, the Compensation Committee considered analyses of competitive pay levels, current executive equity holdings, actual and potential stockholder dilution levels, and pay for performance considerations. Early in 2014, Fred Cook provided assistance in connection with changes to Mr. Rychel’s and Mr. Weidenkopf’s compensation packages. Later in 2014, Fred Cook also provided assistance in connection with changes to Mr. Clegg’s and Mr. Rychel’s compensation packages. (Mr. Rychel’s compensation package was reviewed twice during 2014 in connection with his promotion to our Chief Financial Officer as well as becoming an executive vice president.) In making these 2014 executive officer compensation changes, the Compensation Committee considered analysis of competitive pay levels, and, with respect to Mr. Rychel, current internal peer comparisons.
Elements of compensation
The main elements of our named executive officers’ compensation include: (a) base salary; (b) short-term cash bonus awards (based in 2014 on quarterly and annual Company and individual performance targets); and (c) long-term time-based equity awards (including stock options, some of which incorporate premium and super-premium exercise prices, and restricted stock units (“RSUs”)). Consistent with past practice, we generally place an emphasis on long-term equity growth. Pursuant to the terms of the Restated CEO Agreement, Mr. Demetriou received an equity award in 2014, as further discussed below. After a review of the overall executive compensation packages of our named executive officers other than Mr. Demetriou, and in consideration of the fact that no equity awards were granted to those named executive officers other than Mr. Demetriou since 2010 (or 2012 with respect to Mr. Rychel), each of those named executive officers received additional equity-based awards in 2014 as discussed below under the heading “Equity incentive program.” In 2014, focus was also placed on setting incremental annual goals under our cash bonus program in order to reward our employees, including our named executive officers, for steady, sustained achievement of certain financial and operational performance targets.
In setting the appropriate compensation levels for our named executive officers, we have considered a variety of factors including our need to attract and retain key personnel in both the United States and our strategic markets abroad, how compensation levels compare to manufacturing companies generally in our industry, and the interests of our stockholders.
Base salary and cash bonus awards in accordance with employment agreements
Upon the Emergence Date, we entered into employment agreements with each of the named executive officers (other than Mr. Rychel who joined the Company in 2012) to define the terms of his employment in connection with our restructuring and new equity-based awards. During 2014, Mr. Rychel’s employment was governed by a letter agreement. On September 15, 2013, following an assessment by the Compensation Committee of Mr. Demetriou’s performance and consideration of his overall compensation package in comparison to market data for other executives in similar positions, we entered into an amended and restated employment agreement with Mr. Demetriou (the “Restated CEO Agreement”). The Restated CEO Agreement, as well as the employment or letter agreements for our other applicable named executive officers are described in greater detail under the headings “Employment agreements” following the “Summary compensation table” and “Potential payments upon termination or change in control-Employment agreements.”
We consider base salary together with the annual cash incentive awards as part of a cash compensation package. Our base salaries are used to provide a predictable level of current income and are designed to assist in attracting and retaining qualified executives. The initial base salary and target bonus for each named executive officer other than Mr. Demetriou is set forth in such named executive officer’s employment agreement or letter agreement, as applicable. The base salary and target bonus for Mr. Demetriou were increased in connection with his entry into the Restated CEO Agreement, as discussed further below, and were initially set in June of 2010 at levels consistent with base salary and target bonus for such executive prior to emergence. Generally, our Compensation Committee and Board of Directors believe that the cash compensation amount provided to each of our named executive officers aligns the position’s responsibilities with its remuneration and provides competitive levels of cash compensation in the markets in which the Company competes for comparable executive ability and experience.
Base Salary
Pursuant to each named executive officer’s employment agreement or letter agreement, as applicable, the amount of each executive’s base salary (other than Mr. Demetriou’s base salary, as described below) and target annual bonus is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards.
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
Following a review of Mr. Rychel’s overall executive compensation package, and in connection with Mr. Rychel’s promotion to Chief Financial Officer, in April 2014, the Compensation Committee increased Mr. Rychel’s annual base salary to $335,000. Additionally, after a review of Mr. Rychel’s overall compensation package in comparison to our other named executive officers and in connection with becoming an executive vice president, in December 2014, the Compensation Committee increased Mr. Rychel’s annual base salary by 14.93% to $385,000 effective January 1, 2015.
Mr. Baan’s base salary was originally set in 2010 at CHF 950,070 (equivalent to approximately $1,067,214 using a conversion convention discussed below as part of the “Summary compensation table”) and has not increased since that date.
The base salary of Mr. Stack was originally set in 2010 at $400,000 and in connection with an assessment of Mr. Stack’s performance and execution of his responsibilities, and an analysis of market data regarding executives in similar positions with companies of similar size and scale, effective in February 2011, Mr. Stack’s base salary was increased by 12.5%, to $450,000. Based on a review at the conclusion of fiscal year 2011, Mr. Stack’s base salary was further adjusted by 3.33% to $465,000, effective as of January 1, 2012. Following a review at the end of fiscal year 2013, Mr. Stack’s base salary was increased by 12.9% to $525,000, effective as of January 1, 2014 and was continued at the same level following the transition to his current role as Executive Vice President and Chief Executive Officer, Rolled Products North America.
The base salary of Mr. Clegg was originally set in 2010 at $350,000. In connection with an assessment of Mr. Clegg’s performance and execution of his responsibilities, and a review of relevant market data for executives in similar positions with companies of similar size and scale, effective in February 2011, Mr. Clegg’s base salary was increased by 14.3% to $400,000. Following a review of Mr. Clegg’s overall compensation package, in December 2014, the Compensation Committee increased Mr. Clegg’s annual base salary by 5.0% to $420,000, effective January 1, 2015.
Mr. Weidenkopf’s base salary was originally set in 2010 at $375,000. Following a review of Mr. Weidenkopf’s overall compensation package, in March 2014, the Compensation Committee increased Mr. Weidenkopf’s annual base salary by 6.66% to $400,000 effective April 1, 2014.
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
For 2014, performance goals and achievement were assessed and MIP bonus amounts were determined in January 2015, subject to the Audit Committee’s approval of 2014’s year-end financial results, based on 2014 audited annual financial statements.

Pursuant to the applicable employment agreement or letter agreement, as applicable, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s base salary and a dollar amount) over the 2014 annual performance period.

Name	Base Salary ($)		Target Bonus (% of Base Salary)	Target Bonus ($)
Steven J. Demetriou	1,200,000		125%	1,500,000
Eric M. Rychel	335,000	(1)	50%	167,500
Roelof IJ. Baan (2)	960,236		85%	816,200
Sean M. Stack	525,000		85%	446,250
Christopher R. Clegg	400,000		75%	300,000
Thomas W. Weidenkopf	400,000	(3)	75%	300,000

(1)	The amount included in this column reflects Mr. Rychel’s 2014 year-end base salary, which was increased from $269,088 to $335,000 effective as of April 1, 2014.

(2)	Amounts reported reflect the year-end conversion rate used by the Company (equaling 1.0107 US$ to 1 CHF for 2014).

(3)	The amount included in this column reflects Mr. Weidenkopf’s 2014 year-end base salary, which was increased from $375,000 to $400,000 effective as of April 1, 2014.
All MIP award recipients, including the named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount.
For 2014, the MIP design and metrics were modified such that 2014 MIP payouts for our named executive officers were calculated based on (i) annual MIP EBITDA (defined below) calculated on a Company-wide basis (representing 40% of the total bonus opportunity), (ii) quarterly MIP EBITDA (representing 40% of the total bonus opportunity) calculated on a Company-wide basis and (iii) annual individual performance goals (representing 20% of the total bonus opportunity). The specific metrics and weightings of these measures as components of the whole target bonus amount, as well as target achievement levels, are determined and adjusted to be aligned with our Company business plan.
Adjusted EBITDA is determined based on the Adjusted EBITDA for the Company, which is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as may be additionally modified for purposes of the MIP only by the performance achievement under the MIP, calculated in the manner described above, are not necessarily the same as the Company Compensation Committee, to take into account certain significant variances in LME prices and currency exchange rates, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). For 2014, adjustments were made to (i) the annual MIP EBITDA for the Company to account for $2 million of one-time credits recorded in cost of sales and (ii) the quarterly MIP EBITDA for the Company for the fourth quarter of 2014 to account for a total of $4 million in one-time credits which are all recorded in cost of sales.
The MIP EBITDA measures used for purposes of determining Adjusted EBITDA measure that may be used or reported by the Company in other contexts. For 2014, both the annual Company MIP EBITDA and the quarterly Company MIP EBITDA for the fourth quarter were adjusted by the Compensation Committee as described above. Actual bonus payment amounts are calculated by combining the achievement attained for each weighted measure, whereby achievement of 100% of target of each of the individual measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted 2014 Aleris business plan. For each of our named executive officers, only Company-wide goals and individual performance goals were considered in their bonus calculations. Generally, the targets are established as challenging, but achievable, milestones.
We believe that the chosen metrics serve as an appropriate metric on which to base bonus decisions. Adjusted EBITDA metric is commonly used by our primary stockholders, as well as the banking and investing communities generally, with respect to the performance of fundamental business objectives, and, moreover, this metric appropriately measures our ability to meet future debt service, capital expenditures and working capital needs. The Board of Directors or, for participants other than the named executive officers, the Compensation Committee, has the discretion to decrease awards under the MIP even if incentive targets are achieved.

The specific goals and achievement attained for 2014 are set forth below:

	Performance Targets			Performance Results
	Threshold	Target	Max	Results	Payout %
Measure	(millions)	(millions)	(millions)	(millions)	Achieved

Q1-10% of Target Opportunity
Company MIP EBITDA	$41.9	$59.8	$77.7	$59.2	98%
Q2-10% of Target Opportunity
Company MIP EBITDA	$57.1	$81.5	$106.0	$64.8	36%
Q3-10% of Target Opportunity
Company MIP EBITDA	$59.5	$85.0	$110.5	$82.7	93%
Q4-10% of Target Opportunity
Company MIP EBITDA	$37.2	$53.2	$69.2	$56.3	106%
Annual - 40% of Target Opportunity
Company MIP EBITDA (1)	$203.0	$290.0	$377.0	$263.7	77%
Individual - 20% of Target Opportunity
Individual		(2)		(2)

(1)	In April 2014, the Compensation Committee revised this performance measure to reflect the Nichols acquisition. The prior annual Company MIP EBITDA target was $280.0 million.

(2)
Varies by individuals. The individual performance payout weighting with respect to each of our named executive officers was as follows: Mr. Demetriou - 100%; Mr. Rychel - 135%; Mr. Baan - 85%; Mr. Stack - 125%; Mr. Clegg - 120%; and Mr. Weidenkopf - 105%. Please see the information below with respect to each of our named executive officer's annual payments.

Based on the annual performance achievement, the 2014 MIP bonus amounts earned by each of our named executive officers are as follows:

	Target Bonus	Total MIP	Total MIP Award
	Amount	Payout %	Amount
Steven J. Demetriou (1)	$1,500,000	84%	$1,260,000
Eric M. Rychel (1)	167,500	91%	152,425
Roelof IJ. Baan (2)	816,200	81%	662,097
Sean M. Stack (1)	446,250	89%	397,163
Christopher R. Clegg (1)	300,000	88%	264,000
Thomas W. Weidenkopf (1)	300,000	85%	255,000

(1)
Each of Mr. Demetriou’s, Rychel’s, Stack’s, Clegg’s and Weidenkopf’s total MIP award amount includes amounts payable in satisfaction of annual Company MIP EBITDA, quarterly Company MIP EBITDA and satisfaction of individual performance goals.

(2)
Amounts reported for Mr. Baan reflect the year-end conversion rate used by the Company (equaling 1.0107 US$ to 1 CHF for 2014).Mr. Baan’s total MIP award amount includes amounts payable in satisfaction of annual Company MIP EBITDA, quarterly business unit MIP EBITDA and satisfaction of individual performance goals.

For 2014, our named executive officers were subject to individual performance goals, as set forth in the table below.

	Safety Improvement	Operational Improvement	Strategic Growth Initiatives	North America (Automotive Production Expansion)	China Operations (Transition to Full Production)	China Transactional/ Investment Growth
Steven J. Demetriou	✓		✓	✓
Eric M. Rychel			✓			✓
Roelof IJ. Baan	✓				✓	✓
Sean M. Stack			✓			✓
Christopher R. Clegg			✓			✓
Thomas W. Weidenkopf	✓	✓		✓
The MIP design and metrics are reviewed each year. In December 2014, the Compensation Committee increased Mr. Rychel’s target bonus by 15% to 65% of his base salary, effective January 1, 2015. Other than with respect to Mr. Rychel, the target bonus opportunity for our named executive officers has not been changed for bonuses to be awarded (if any) in connection with the 2015 MIP awards.

Following the completion of the sales of the Company’s global recycling and specification alloys businesses as well as its extrusions business, in March 2015, the Compensation Committee approved discretionary special performance bonus awards for Mr. Rychel and Mr. Clegg in the amounts of $150,000 and $100,000, respectively.
Equity incentive program
As of the Emergence Date, we adopted the Equity Incentive Plan. The Equity Incentive Plan is designed to attract, retain, incentivize and motivate employees, consultants and non-employee directors of the Company, its subsidiaries and affiliates and to promote the success of our businesses by providing such participating individuals with a proprietary interest in the Company. The Equity Incentive Plan allows for the granting of non-qualified stock options (“stock options”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. The maximum number of shares of our common stock which may be issued under the Equity Incentive Plan was originally 2,928,810 shares and of that amount, grants of RSUs were limited to 325,423 shares. The total shares which may be issued under the Equity Incentive Plan was increased to 4,477,062 after taking into account an increase in the number of shares underlying outstanding stock options in order to eliminate the dilution that would have occurred as a result of the February 2011, June 2011 and November 2011 stockholder dividends (collectively, the “2011 Stockholder Dividends”) and the April 2013 stockholder dividend (the “2013 Stockholder Dividend”). The Equity Incentive Plan was subsequently amended effective as of September 15, 2013 to increase the number of shares that may be issued pursuant to RSUs to 445,291 to account for the RSUs granted to Mr. Demetriou on September 15, 2013. It was further amended in January 2014 to ultimately increase the maximum number of shares to 5,328,875 to reflect grants made to our named executive officers and certain management team members in January 2014.
The Equity Incentive Plan is administered by the Compensation Committee, and may generally be amended or terminated at any time. Each of our named executive officers has received significant grants of stock options and RSUs, in each case, subject to the Equity Incentive Plan and the terms of an applicable award agreement, which were awarded both for their retentive qualities and to provide meaningful incentives related to the Company’s future long-term growth.
Stock Option Grants awarded in June 2010
Each of our named executive officers (other than Mr. Rychel who joined the Company in 2012) received effective as of June 1, 2010, significant grants of stock options subject to the Equity Incentive Plan and the terms of an applicable award agreement, as part of Aleris International’s emergence from bankruptcy. The June 1, 2010 stock options were granted to each applicable named executive officer, in three tranches, with increasing exercise prices whereby the first tranche had an exercise price of $29.76 (the June 1, 2010 fair market value on the date of grant, the “FMV Stock Option”), the second tranche had an exercise price of $44.64 (the “Premium Stock Option”), and the third tranche had an exercise price of $59.52 (the “Super-Premium Stock Option”). All such 2010 grants are currently 100% vested. Vested stock options remain exercisable until the tenth anniversary of the grant date, unless the holder of the stock options incurs a termination of employment or there is a Change in Control (described and defined as a “Change of Control” in the Equity Incentive Plan, referred to herein as a “Change in Control”). For a discussion of the effect on these stock options in the event of a Change in Control and a named executive officer’s termination, please see the section entitled “Potential payments upon termination and change in control-Equity award agreements.”
Stock Option Grants awarded in 2011 through 2013
Beginning in 2011, the Company ceased granting stock options with exercise prices greater than the fair market value of a share of common stock on the date of grant and only granted stock options with exercise prices equal to the fair market value of a share of common stock on the date of grant. In connection with joining the Company, on July 16, 2012, the Compensation Committee approved a stock option grant to Mr. Rychel of 12,631 options (which number reflects the post- 2013 Stockholder Dividend adjustment). These stock options were granted with an exercise price of $38.01 (which amount reflects the post- 2013 Stockholder Dividend adjustment) equal to the fair market value of a share of common stock on the date of grant and vest, generally, in equal quarterly installments over a four-year period beginning on the date of grant. For a discussion of the effect on these stock options in the event of a Change in Control and Mr. Rychel’s termination, please see the section entitled “Potential payments upon termination and change in control-Equity award agreements.” Mr. Rychel’s stock options granted in July 2012 were subject to similar terms and conditions as applied to the June 2010 grants.
No grants of stock options were made to any named executive officer in 2013, other than in connection with the amendment and restatement of Mr. Demetriou’s employment agreement. Pursuant to the terms of the Restated CEO Agreement, 293,257 of Mr. Demetriou’s options (which number reflects the post- 2011 Stockholder Dividend and 2013 Stockholder Dividend adjustments) which had been granted in June 2010 (representing 50% of his FMV Stock Options and Premium Stock Options which were vested as of September 15, 2013) were cancelled in exchange for a total cash payment of $4,373,630. The cash payment amount represented the aggregate difference between the fair market value of a share of our common stock on September 15, 2013 and the respective exercise price for each share of the underlying cancelled option. The cash amount was paid to Mr. Demetriou in connection with arms’-length negotiations to provide him with liquidity in respect of previously held and vested equity. To encourage retention, the cash payment is subject to an incremental clawback in the event Mr. Demetriou incurs a termination by the Company for Cause or by Mr. Demetriou without Good Reason, which is lifted in installments over a two-year period, as described in greater detail below under the headings “Equity awards are subject to Clawback Provisions.” Following Mr. Demetriou’s partial option cancellation, 572,972 of his options granted in June 2010 remain outstanding. In addition, on September 15, 2013, Mr. Demetriou was granted a new fully vested option award in respect of 293,257 shares with an exercise price of $33.37 per share. Mr. Demetriou’s stock options granted in September 2013 are generally subject to similar terms and conditions as applied to the June 2010 grants, except that the terms “Initial Investors” and “Initial Investors and their affiliates” refer only to the Oaktree Funds. (This definition change applied to all of Mr. Demetriou’s awards, not just those granted in 2013. As discussed below, the Compensation Committee amended the Equity Incentive Plan to implement this change on all existing or future awards for all participants, including our other named executive officers.) For a discussion of the effect on these stock options in the event of a Change in Control and Mr. Demetriou’s termination, please see the section entitled “Potential payments upon termination and change in control-Equity award agreements.”
Stock Option Grants awarded in 2014 and beyond
On January 15, 2014, the Board, acting as the Committee under the Equity Incentive Plan, authorized a grant to the Company’s Chief Executive Officer, Mr. Demetriou, calculated in accordance with the terms of the Restated CEO Agreement. At Mr. Demetriou’s request, the actual grant was reduced to 333,333 stock options under the Equity Incentive Plan. The stock options were granted with an exercise price equal to the fair market value of a share of common stock on the date of grant and are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. Pursuant to Mr. Demetriou’s 2013 stock option grant, vested stock options remain exercisable until June 1, 2020, unless there is a Change in Control or the holder of the stock options incurs a termination of employment.
After a review of the overall executive compensation packages of our named executive officers other than Mr. Demetriou, and in consideration of the fact that no stock options had been granted to those named executive officers since 2010 (or 2012 with respect to Mr. Rychel), in January 2014, the Compensation Committee approved stock option grants to Messrs. Rychel, Baan, Stack, Clegg and Weidenkopf of 9,600, 85,700, 101,300, 46,700 and 39,000 stock options, respectively. These stock options were granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, and are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of January 15, 2014 and 50% vesting on the third anniversary of such date. On April 15, 2014, in connection with Mr. Rychel’s promotion to Chief Financial Officer, the Compensation Committee approved a grant of 15,000 stock options to Mr. Rychel with an exercise price of $27.20 which are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. Additionally, in connection with a review of Mr. Rychel’s overall compensation, in January 2015, the Compensation Committee approved a grant of 35,400 stock options to Mr. Rychel with an exercise price of $23.70 which vest, generally, in the same manner as his April 2014 grant. For a discussion of the effect on these stock options in the event of a Change in Control and each applicable named executive officer’s termination, please see the section entitled “Potential payments upon termination and change in control-Equity award agreements.” As with the stock options granted in June 2010 and February 2011, the 2014 and 2015 grants are subject to similar terms and conditions (including exercise period) as applied to the June 2010 grants and are subject to similar terms and conditions as applied to the June 2010 grants.
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
RSUs Awarded in June 2010
Each of our named executive officers (other than Mr. Rychel who joined the Company in 2012) received, effective as of June 1, 2010, significant grants of RSUs subject to the Equity Incentive Plan and the terms of an applicable award agreement, as part of Aleris International’s emergence from bankruptcy. All such 2010 grants are currently 100% vested. In connection with the settlement of RSUs, generally, promptly after each vesting date, shares of our common stock are issued to each applicable named executive officer with respect to the number of RSUs that vested on such date, subject to applicable tax. A description of the effect on these RSUs of a Change in Control and a named executive officer’s termination is below under the heading “Potential payments upon termination and change in control-Equity award agreements.”
RSUs awarded in 2011 through 2013
In connection with Mr. Rychel’s joining the Company, on July 16, 2012, the Compensation Committee approved a grant to Mr. Rychel of 5,000 RSUs. These RSUs vest, generally, in equal quarterly installments over a four-year period beginning on the date of grant. Pursuant to the terms of the Restated CEO Agreement, on September 15, 2013, Mr. Demetriou was granted 119,868 RSUs, which are scheduled to vest as to 33 1/3% on each of the first three anniversaries of the date of grant. A description of the effect on these RSUs of a Change in Control and each applicable named executive officer’s termination is below under the heading “Potential payments upon termination and change in control-Equity award agreements.” Other than the vesting schedule, the RSUs granted since June 2010 were subject to similar terms and conditions as applied to the June 2010 RSU grants.
RSUs awarded in 2014 and beyond
After a review of the overall executive compensation packages of our named executive officers other than Mr. Demetriou, and in consideration of the fact that no RSUs had been granted to those named executive officers since 2010 (or 2012 with respect to Mr. Rychel), in January 2014, the Compensation Committee approved RSU grants to Messrs. Rychel, Baan, Stack, Clegg and Weidenkopf (4,800, 23,100, 27,300, 12,600 and 10,500 RSUs, respectively). These RSUs are scheduled to vest over a three-year period, with 25% on the first and second anniversaries of January 15, 2014 and 50% vesting on the third anniversary of such date. The grants are subject to similar terms and conditions as applied to the June 2010 grants. On April 15, 2014, in connection with Mr. Rychel’s promotion to Chief Financial Officer, the Board of Directors approved a grant of 5,000 RSUs to Mr. Rychel. Additionally, in January 2015, the Compensation Committee approved a grant of 10,200 RSUs to Mr. Rychel. Both the April 2014 and January 2015 RSU grants to Mr. Rychel vest, generally, in the same manner as the January 2014 RSU grants. A description of the effect on these RSUs of a Change in Control and each applicable named executive officer’s termination is below under the heading “Potential payments upon termination and change in control-Equity award agreements.”
Impact of Certain Stockholders Dividends on Outstanding RSUs
Generally our named executive officers do not have any rights with respect to the shares underlying their unvested RSUs until each RSU becomes vested and the named executive officer is issued a share of common stock in settlement of the RSU. However, the RSUs granted to each of our named executive officers include a dividend equivalent right, pursuant to which the named executive officer is entitled to receive, for each RSU, a payment equal in amount to any dividend or distribution made with respect to a share of common stock, at the same time as the dividend or distribution is made to our stockholders generally. Pursuant to this dividend equivalent right, in connection with our 2011 Stockholder Dividends and our 2013 Stockholder Dividend, each of our named executive officers (except with respect to our 2011 Stockholder Dividends for Mr. Rychel, who joined the Company in 2012), along with all other holders of RSUs, received a cash payment for each unvested RSU in an amount equal to the applicable per share dividend amount that was payable to the holders of our common stock.
Equity Awards are subject to Clawback Provisions
Both the stock options and RSUs, and any shares issued upon exercise or settlement of any such award, as applicable, are subject to a clawback provision in the event any named executive officer materially violates the restrictive covenants in his employment agreement relating to non-competition, non-solicitation or non-disclosure or engages in fraud or other willful misconduct that contributes materially to any significant financial restatement or material loss. In such case, the Board of Directors may, within six months of learning of the conduct, cancel the stock options or RSUs or require the applicable named executive officer to forfeit to us any shares received in respect of such stock options or RSUs or to repay to us the after-tax value realized on the exercise or sale of such shares. Any such named executive officer will be provided a 15-day cure period, except in cases where his or her conduct was willful or where injury to us and our affiliates cannot be cured.
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
Retirement, post-employment benefits and deferred compensation
We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2014, please see the sections entitled “Pension benefits as of December 31, 2014” and “Nonqualified deferred compensation.”
Mr. Baan, who is based in Switzerland, does not participate in the 401(k) plan or the Cash Balance Plan. He participates in one of the three forms of the Aleris Switzerland GmbH Neuhausen am Rheinfall (the “Swiss Pension Plan”), which are maintained in compliance with the regulations imposed by the Occupation Pensions Act in Switzerland. Under the terms of Mr. Baan’s employment agreement, Mr. Baan receives 25% of the amount of his base salary from the Company with respect to his retirement account. Under the Swiss Pension Plan, a cash balance-type benefit is paid upon the retirement of the participant. For a further description of the Swiss Pension Plan, please see the section entitled “Pension benefits as of December 31, 2014.”
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
We also make indoor parking spaces available to certain executives at the Cleveland headquarters, including Messrs. Demetriou, Rychel, Stack, Clegg and Weidenkopf. We also occasionally invite spouses and family members of certain of our executives, including the named executive officers, to participate in business-related entertainment events arranged by the Company, which sometimes includes the executive’s spouse or guest traveling with the executives on commercial flights or on a Company-sponsored aircraft. To the extent any travel or participation in these events by the executive’s spouse or guest results in imputed income to the named executive officer, Mr. Demetriou is entitled, and other named executive officers may be entitled (subject to approval by the chief executive officer), to a tax gross-up payment on such imputed income.
Change in control and termination arrangements
Each of our named executive officers is subject to certain benefits upon a change in control of the Company and in connection with certain terminations of employment pursuant to their employment agreement or letter agreement, as applicable, and equity award agreements. For Mr. Demetriou, these terms were amended as part of the restatement of his employment agreement to incorporate updates to his severance arrangement that were initially contemplated as part of our proposed initial public offering which was withdrawn from registration in February 2015. Under their employment agreements or letter agreement, as the case may be, generally, in the event of an involuntary termination, the named executive officers are eligible for severance benefits. In the event of a Change in Control, pursuant to the stock option and RSU award agreements, a portion of any unvested awards may vest, with the number of accelerated awards depending on the amount of liquidity gained by the Oaktree Funds in the Change in Control transaction. Also with respect to each of our named executive officers (other than Mr. Rychel) if, generally, an involuntary termination occurs in anticipation of or within twelve months following a Change in Control, any remaining unvested awards will vest. More detailed descriptions of the Change in Control and termination provisions of the employment agreements and stock option and RSU agreements are set forth below under the section entitled “Potential payments upon termination or change in control”.

Summary compensation table for fiscal year 2014
The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2014.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($) (3)	($) (4) (5)	($)
Steven J. Demetriou Chairman and Chief Executive Officer	2014	1,200,000	—	—	4,763,329	1,260,000	43,593	186,886	7,453,807
	2013	1,058,630	—	3,999,995	2,976,559	—	85,584	5,553,072	13,672,836
	2012	1,000,000	—	—	—	759,000	5,040	188,011	1,952,051
Eric M. Rychel Executive Vice President, Chief Financial Officer & Treasurer (6)	2014	315,625	—	266,560	351,534	152,425	883	15,152	1,102,179

Roelof IJ. Baan Executive Vice President and Chief Executive Officer, Rolled Products Asia Pacific (7)	2014	960,236	—	628,320	1,224,653	662,097	860,293	253,530	4,589,129
	2013	1,067,214	—	—	—	—	278,689	499,507	1,845,410
	2012	1,040,232	—	—	—	733,883	419,370	255,967	2,449,451
Sean M. Stack Executive Vice President and Chief Executive Officer, Rolled Products North America	2014	525,000	—	742,560	1,447,577	397,163	3,561	54,507	3,170,368
	2013	465,000	—	—	—	—	—	265,811	730,811
	2012	465,000	—	—	—	240,638	5,353	64,490	775,481
Christopher R. Clegg Executive Vice President, General Counsel and Secretary	2014	400,000	—	342,720	667,343	264,000	3,302	44,521	1,721,887
	2013	400,000	—	—	—	—	281	209,950	610,232
	2012	400,000	—	—	—	207,000	4,434	55,425	666,859
Thomas W. Weidenkopf Executive Vice President Human Resources and Communications	2014	393,750	—	285,600	557,310	255,000	—	35,390	1,527,050
	2013	375,000	—	—	—	—	—	182,010	557,010
	2012	375,000	—	—	—	194,063	—	36,250	605,313
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

(3)
Entire amount represents change in the actuarial present value of the executive’s benefit under the Cash Balance Plan or, for Mr. Baan, the Swiss Pension Plan. For additional information see the section entitled “Pension benefits as of December 31, 2014” below.

(4)
The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table below sets forth certain perquisites for 2014 and certain related additional “other” compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the costs that would have been paid by the named executive officer for the parking spaces. Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.

	Annual Physical ($)	Financial Planning ($)	Supplemental Insurance ($)	Parking ($)	Automobile ($)	Club Membership ($)	Tax Gross-up (a) ($)
Steven J. Demetriou	1,164	11,119	27,009	1,080	—	14,035	25,695
Eric M. Rychel	—	—	—	1,080	—	—	—
Roelof IJ. Baan (b)	—	9,427	13,854	2,304	31,491	—	—
Sean M. Stack	2,044	11,070	—	1,080	—	—	12,805
Christopher R. Clegg	—	11,106	—	1,080	—	—	10,843
Thomas W. Weidenkopf	—	11,030	—	1,080	—	—	10,769

(Continued)	Spousal Travel and Entertainment and Related Tax Gross-up (c) ($)	Housing Allowance and Related Tax Gross-up ($)	401(k) Match Contribution (d) ($)	Nonqualified Deferred Compensation Contribution (e) ($)	Total ($)
Steven J. Demetriou	35,349	—	10,400	61,035	186,886
Eric M. Rychel	212	—	10,365	3,495	15,152
Roelof IJ. Baan (b)	778	196,028	—	—	253,530
Sean M. Stack	2,002	—	10,400	15,106	54,507
Christopher R. Clegg	212	—	10,400	10,880	44,521
Thomas W. Weidenkopf	—	—	7,800	4,711	35,390
Note: Amounts may not foot due to rounding conventions.

(a)	Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.

(b)
For Mr. Baan, amounts have been converted using the year-end conversion rate used by the Company (equaling 1.0107 US$ to 1CHF for 2014). The amount listed under “Financial Planning” represents tax preparation services, the amount listed under “Supplemental Insurance” represents the annual amount paid by the Company for supplemental medical insurance for Mr. Baan and his dependents in Switzerland, the amount listed under “Automobile” represents the annual car allowance and related costs, and the amount included in the “Housing Allowance” column represents the annual housing allowance and related tax gross-up.

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

(e)
Amounts included in this column represents restoration matching contributions and restoration retirement accrual contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan on behalf of the named executive officers.

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

(6)	Mr. Rychel was appointed our Chief Financial Officer in March 2014. As such, compensation information with respect to Mr. Rychel has been included for only the fiscal year ended December 31, 2014.

(7)	To convert compensation values to US$, the year-end conversion rate used by the Company (equaling 1.0107 US$ to 1 CHF for 2014), was applied to each payment.

Grants of plan-based awards for fiscal year 2014
The following table provides information concerning the plan-based awards (equity awards and non-equity incentive plan awards) for fiscal year 2014. Actual payments under the MIP that have been or are expected to be paid with respect to 2014 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above.

			Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Type	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Steven J. Demetriou	1/15/14		—	—	—	—	333,333	27.20	4,763,329
		MIP	—	1,500,000	3,000,000	—	—	—	—
Eric M. Rychel	1/21/14		—	—	—	—	9,600	27.20	137,184
	4/15/14		—	—	—	—	15,000	27.20	214,350
	1/21/14		—	—	—	4,800	—	—	130,560
	4/15/14		—	—	—	5,000	—	—	136,000
		MIP	—	167,500	335,000	—	—	—	—
Roelof IJ. Baan (1)	1/21/14		—	—	—	—	85,700	27.20	1,224,653
	1/21/14		—	—	—	23,100	—	—	628,320
		MIP	—	816,200	1,632,400	—	—	—	—
Sean M. Stack	1/21/14		—	—	—	—	101,300	27.20	1,447,577
	1/21/14		—	—	—	27,300	—	—	742,560
		MIP	—	446,250	892,500	—	—	—	—
Christopher R. Clegg	1/21/14		—	—	—	—	46,700	27.20	667,343
	1/21/14		—	—	—	12,600	—	—	342,720
		MIP	—	300,000	600,000	—	—	—	—
Thomas W. Weidenkopf	1/21/14		—	—	—	—	39,000	27.20	557,310
	1/21/14		—	—	—	10,500	—	—	285,600
		MIP	—	300,000	600,000	—	—	—	—

(1)	To convert compensation values to US$, a year-end conversion rate used by the Company (equaling 1.0107 US$ to 1 CHF for 2014) was applied to the estimated possible MIP payouts.
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
Employment agreements
As of the Emergence Date, we entered into employment agreements with each of our named executive officers (other than Mr. Rychel who joined the Company in 2012). These employment agreements remain in effect for each such named executive officer other than our Chairman and Chief Executive Officer, Mr. Demetriou, whose employment agreement was amended and restated in its entirety on September 15, 2013, as discussed below. As originally executed, for the U.S.-based executives, including Messrs. Stack, Clegg and Weidenkopf, the term of these employment agreements commenced upon the Emergence Date and generally terminates on the third anniversary of the Emergence Date, except that each term shall be automatically extended for additional one-year periods unless either the executive or the Company provides notice within a specified time period (six months in the event of the Company’s election and 60 days in the event of the executive’s election) of its intent not to renew. Mr. Demetriou’s Restated CEO Agreement provides for an initial three-year term commencing on the Emergence Date, with automatic one-year renewal terms unless either he or the Company provide written notice of its intent not to renew at least 90 days (for Mr. Demetriou) or 30 days (for the Company) prior to the end of the then current term. These agreements are currently operating under the automatic extension and neither the Company nor any of the applicable named executive officers has provided the other party with notice of intent not to renew. The term of the employment agreement with Mr. Baan (who is based in Switzerland) continues indefinitely until his employment is terminated with at least two months notice, either by the Company or by Mr. Baan.
The Restated CEO Agreement and the employment agreements for our other applicable named executive officers each provide for base salary, annual bonus opportunity and the grant of stock options and RSUs, as described herein. The Restated CEO Agreement also provided for the cancellation of certain of his stock options which had been granted in June 2010, and a concurrent new grant of stock options.
In 2012 we entered into a letter agreement with Mr. Rychel. Pursuant to the letter agreement, Mr. Rychel’s employment is considered an at-will relationship that may be terminated at any time by Mr. Rychel or the Company, with or without cause and with or without advance notice. This letter agreement remained in effect until December 31, 2014. Effective as of January 1, 2015, we entered into an employment agreement with Mr. Rychel, the terms of which are consistent with the terms of employment typically provided to our U.S.-based executive vice presidents. The term of Mr. Rychel’s employment agreement commenced upon the Effective Date (as defined in his employment agreement) and generally terminates on the third anniversary of the Effective Date, except that each term shall be automatically extended for additional one-year periods unless either Mr. Rychel or the Company provides notice within a specified time period (six months in the event of the Company’s election and 60 days in the event of the executive’s election) of its intent not to renew.
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
The Restated CEO Agreement and the employment agreements for our other applicable named executive officers also set forth the rights and obligations of the named executive officer upon a termination of employment, which provisions are described below under the heading “Potential payments upon termination or change in control”.
Stockholders agreement
If and when any of the stock options granted under the Equity Incentive Plan are exercised and when shares are issued pursuant to the settlement of RSUs granted under the Equity Incentive Plan, each participant, including our named executive officers, automatically becomes a party to the Stockholders Agreement. The Stockholders Agreement provides that the holder of shares of common stock may not, except in limited circumstances, transfer any of the shares of common stock that are acquired upon the exercise of stock options or settlement of RSUs. In addition, if (i) the Oaktree Funds propose to transfer more than 2% of their common stock to any person who is not an affiliate of the Oaktree Funds or the Apollo Funds, or (ii) if the Oaktree Funds transfer more than 5% of their common stock to the Apollo Funds and the Apollo Funds in turn transfer such shares to any person who is not an affiliate of the Apollo Funds within 90 days of receiving such shares from the Oaktree Funds, a notice will be issued to provide other stockholders, including the named executive officers, with an opportunity to sell a proportionate number of shares to such person, based on such terms as may be set forth in that notice. Further, if stockholders holding a majority of the outstanding shares of common stock together propose to transfer, in one or a series of transactions, to either (i) a person who is not an affiliate of any of the stockholders in the group proposing such transfer, or (ii) a group that was established to purchase the Company that includes any of the stockholders proposing the transfer or its affiliates, but only if such stockholders proposing the transfer control no more than 10% of the voting securities of such group, the group proposing the transfer will be able to require other stockholders, including the named executive officers, to transfer a proportionate number of their shares of common stock to such person or group. The Stockholders Agreement will terminate if and when we consummate a qualified public offering (as defined therein), and will no longer be applicable to shares issued upon the exercise or vesting of stock options or RSUs, respectively.
Outstanding equity awards as of December 31, 2014
The following table provides information concerning outstanding equity awards for purchase of shares of common stock of Aleris Corporation as of December 31, 2014 for each of our named executive officers. The number of securities underlying options, RSUs and exercise prices reported below reflect the cumulative adjustments in connection with the 2011 Stockholder Dividends and the 2013 Stockholder Dividend, as applicable.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options unexercisable (1)		Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (2)		Market value of shares or units of stock that have not vested ($)(3)
Steven J. Demetriou (4)	342,884	—		16.78	6/1/2020
	85,718	—		25.16	6/1/2020
	144,370	—		33.56	6/1/2020
	293,257	—		33.37	6/1/2020
	—	333,333	(5)	27.20	1/21/2024	79,912	(6)	1,893,914
Eric M. Rychel	7,897	4,743	(7)	38.01	7/15/2022
	—	9,600	(5)	27.20	1/21/2024
	—	15,000	(8)	27.20	4/15/2024
						11,675	(9)	276,698
Roelof IJ. Baan	205,815	—		16.78	6/1/2020
	51,452	—		25.16	6/1/2020
	51,452	—		33.56	6/1/2020
		85,700	(5)	27.20	1/21/2024	23,100	(10)	547,470
Sean M. Stack	183,872	—		16.78	6/1/2020
	45,967	—		25.16	6/1/2020
	45,967	—		33.56	6/1/2020
		101,300	(5)	27.20	1/21/2024	27,300	(10)	647,010
Christopher R. Clegg	128,662	—		16.78	6/1/2020
	32,163	—		25.16	6/1/2020
	32,163	—		33.56	6/1/2020
		46,700		27.20	1/21/2024	12,600	(10)	298,620
Thomas W. Weidenkopf	128,662	—		16.78	6/1/2020
	32,163	—		25.16	6/1/2020
	32,163	—		33.56	6/1/2020
		39,000		27.20	1/21/2024	10,500	(10)	248,850

(1)	The amounts shown reflect applicable cumulative adjustments made as a result of the 2011 Stockholder Dividends and the 2013 Stockholder Dividend, as applicable.

(2)	The unvested shares reflected in this column are time-based restricted stock units.

(3)	The amounts shown in this column are based upon the valuation of one share of our common stock on December 31, 2014 of $23.70.

(4)
Pursuant to the terms of the Restated CEO Agreement, 293,257 of Mr. Demetriou’s options (on a post-adjusted basis) which had been granted in June 2010 (representing 50% of his FMV Stock Options and Premium Stock Options which were vested as of September 15, 2013) were cancelled in exchange for a total cash payment of $4,373,630. Following Mr. Demetriou’s partial option cancellation, 572,972 of his options granted in June 2010 remained outstanding. On September 15, 2013, Mr. Demetriou was also granted a fully vested option award of 293,257 options, each with an exercise price of $33.37 per share.

(5)	The options shown in this column will vest with respect to 25%, 25% and 50%, on January 15, 2015, January 15, 2016 and January 15, 2017, respectively.

(6)	The restricted stock units shown in this column will vest in two equal installments on September 15, 2015 and September 15, 2016.

(7)	The options shown in this column will vest in six equal remaining quarterly installments on February 28, 2015 through May 31, 2016.

(8)	The options shown in this column will vest with respect to 25%, 25% and 50% on April 15, 2015, April 15, 2016 and April 15, 2017, respectively.

(9)
Of the total number of restricted stock units shown in this column: 1,875 will vest in six equal remaining quarterly installments on February 28, 2015 through May 31, 2016; 4,800 will vest with respect to 25%, 25% and 50%, on January 15, 2015, January 15, 2016 and January 15, 2017, respectively; and 5,000 will vest with respect to 25%, 25% and 50% on April 15, 2015, April 15, 2016 and April 15, 2017, respectively.

(10)	The restricted stock units shown in this column will vest with respect to 25%, 25% and 50%, on January 15, 2015, January 15, 2016 and January 15, 2017, respectively.

Option exercises and stock vested January 1 - December 31, 2014
The number of shares acquired on vesting (inclusive of the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events) are reported below.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)		Value realized on vesting ($)
Steven J. Demetriou	—	—	50,126	(1)	1,363,427
Eric M. Rychel	—	—	1,250	(2)	32,908
Roelof IJ. Baan	—	—	3,625	(3)	98,600
Sean M. Stack	—	—	3,238	(4)	88,074
Christopher R. Clegg	—	—	2,266	(5)	61,635
Thomas W. Weidenkopf	—	—	2,266	(6)	61,635

(1)	In connection with Mr. Demetriou’s vesting events, 24,962 shares were issued to the executive and 25,164 shares were surrendered to pay taxes associated with such vesting events.

(2)	In connection with Mr. Rychel’s vesting events, 868 shares were issued to the executive and 382 shares were surrendered to pay taxes in connection with such vesting events.

(3)	In connection with Mr. Baan’s vesting events, 3,437 shares were issued to the executive and 188 shares were surrendered to pay taxes associated with such vesting events.

(4)	In connection with Mr. Stack’s vesting events, 1,558 shares were issued to the executive and 1,680 shares were surrendered to pay taxes associated with such vesting events.

(5)	In connection with Mr. Clegg’s vesting events, 1,462 shares were issued to the executive and 804 shares were surrendered to pay taxes associated with such vesting events.

(6)	In connection with Mr. Weidenkopf’s vesting events, 1,133 shares were issued to the executive and 1,133 shares were surrendered to pay taxes associated with such vesting events.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	4,494,200	(3)	$24.84	(4)	482,056
Total	4,494,200		$24.84	(4)	482,056

(1)	Represents Aleris Corporation’s 2010 Equity Incentive Plan, which was approved by the Bankruptcy Court as part of Aleris International’s emergence from bankruptcy on June 1, 2010.

(2)	Per January 2014 amendments to the 2010 Equity Incentive Plan, the number of shares of common stock of Aleris Corporation authorized under the plan was increased to 5,328,875 as of December 31, 2014.

(3)	Includes 4,075,285 outstanding stock options and 418,915 unvested RSUs granted under Aleris Corporation’s 2010 Equity Incentive Plan. This number remained the same as of December 31, 2014.

(4)	Weighted average exercise price is based on 4,075,285 outstanding options. Calculation excludes restricted stock units.
The Equity Incentive Plan was established to attract, retain, incentivize and motivate officers and employees of, consultants to, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2014, awards of stock options, restricted stock and RSUs have been granted all with respect of Aleris Corporation common stock.
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
Stock Subject to the Plan. As of December 31, 2014, the maximum number of shares of Aleris Corporation’s common stock issuable in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, was 5,328,875, and of that amount, grants of RSUs were limited to 795,417 shares.
Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. All stock options outstanding as of December 31, 2014 were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant) and vest in equal quarterly installments, generally over a four-year period, except for the grant of stock options made to our Chairman and Chief Executive Officer in September 2013, and grants made to certain directors and management team members whose first installment of stock options may have been higher or lower than the standard vesting installment to reflect actual hire and/or promotion dates as of the date of grant. With respect to Mr. Demetriou’s September 2013 stock options grant, the stock options were 100% vested on the grant date. In January 2014, the Board of Directors approved grants of stock options to each of our named executive officers and certain management team members, each with an exercise price of $27.20 and which are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of January 15, 2014 and 50% vesting on the third anniversary of such date. On April 15, 2014 and January 20, 2015, the Compensation Committee approved grants of stock options to Mr. Rychel with an exercise price of $27.20 and $23.70, respectively, which are scheduled to vest over a three-year period, with, generally, 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant.
Restricted Stock Unit Awards. RSUs awarded under the Equity Incentive Plan consist of a grant by the Company of a specified number of units, which on the date of grant each represent one hypothetical share of Aleris Corporation common stock credited to an account of the award recipient, with no actual shares of Aleris Corporation common stock being issued until the RSU award has vested and are settled or the RSUs are otherwise settled in accordance with the RSU Agreement. All RSUs outstanding related to equity awards made on or before December 31, 2013 vest in equal quarterly installments, generally over a four-year period, except for the grant of RSUs made to our Chairman and Chief Executive Officer in September 2013, and grants made to certain directors and management team members whose first installment of RSUs may have been higher or lower than the standard vesting installment to reflect actual hire and/or promotion dates as of the date of grant. With respect to Mr. Demetriou’s September 2013 RSU grant, 33 1/3% of the RSUs vest each year on September 15 of years 2014 through 2016. RSU holders are entitled to certain dividend equivalent rights with respect to each RSU in the event that some types of dividends are paid to the holders of Aleris Corporation common stock. In January 2014, the Board of Directors approved grants of RSUs to each of our named executive officers and certain management team members, which are scheduled to vest over a three-year period, with 25% vesting on the first and second anniversaries of January 15, 2014 and 50% vesting on the third anniversary of such date. On April 15, 2014 and January 20, 2015, the Compensation Committee approved grants of RSUs to Mr. Rychel which are scheduled to vest over a three-year period, with, generally, 25% vesting on the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant.
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
Pension benefits as of December 31, 2014
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2014. In making this calculation for Messrs. Demetriou, Stack and Clegg, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 3.60%; (c) cash balance interest crediting rates of 4.46% for 2014 and 3.50% for periods after 2014; and (d) a lump sum form of payment. See the disclosure below regarding the assumptions made with respect to Mr. Baan’s Swiss pension benefit.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last Fiscal Year ($)
Steven J. Demetriou	Cash Balance Plan	2.6	41,705	—
Eric M. Rychel	None	—	—	—
Roelof IJ. Baan (1)	Swiss Pension Plan	6.7	2,301,272	—
Sean M. Stack	Cash Balance Plan	2.6	26,492	—
Christopher R. Clegg	Cash Balance Plan	2.5	38,635	—
Thomas W. Weidenkopf	None	—	—	—

(1)	To convert the present value of accumulated benefit to US$, the year-end conversion rate used by the Company (equaling 1.0107 US$ to 1 CHF for 2014) was applied.
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
Mr. Baan is not a participant in the Cash Balance Plan. He participates in one of two versions of the Swiss Pension Plan, a plan operated in accordance with applicable Swiss law. The Swiss Pension Plan provides Mr. Baan with a cash-balance type benefit upon his retirement, whereby, at the participant’s normal retirement date at age 65, he is eligible for an annuity based on his account balance at the time. Under the terms of the plan and Mr. Baan’s employment agreement, service credits of 25% of Mr. Baan’s base salary are contributed annually to the Swiss Pension Plan, and all such contributions are paid by the Company, which includes a mandated contribution under Swiss law. Interest credits are also given on the account balance. No further contributions or interest credits are provided after retirement. In order to calculate the present value for Mr. Baan’s accumulated benefit, the following assumptions were applied: interest crediting rates on the mandated and supplemental accounts of 1.75% and 1.75%, respectively, a retirement age of 65 and a discount rate of 1.0%.
Nonqualified deferred compensation as of December 31, 2014
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)(3)
Steven J. Demetriou	60,000	61,035	40,109	—	781,224
Eric M. Rychel	15,781	3,495	883	—	34,795
Roelof IJ. Baan (4)	—	—	—	—	—
Sean M. Stack	26,250	15,106	—	—	217,046
Christopher R. Clegg	20,000	10,880	224	—	188,771
Thomas W. Weidenkopf (4)	—	4,711	—	—	16,371

(1)	This amount reflects a portion of salary that the indicated executive elected to defer during 2014. This amount is included in the “Salary” column of the “Summary compensation table”.

(2)
The full amounts reported as Company contributions have been reported in the “All other compensation” columns in the “Summary compensation table.” Amounts included in this column represent the following contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan: (a) restoration matching contributions on behalf of Messrs. Demetriou, Rychel, Stack and Clegg in the amounts of $37,600, $3,131, $10,600 and $5,600, respectively, and (b) restoration retirement accrual contributions on behalf of Messrs. Demetriou, Rychel, Stack, Clegg and Weidenkopf in the amounts of $23,435, $364, $4,506, $5,280 and $4,711, respectively.

(3)
Of the totals in this column, amounts previously reported in the “Summary compensation table” for previous years are $421,142, $140,406, $127,035 and $11,660, respectively, for Messrs. Demetriou, Stack, Clegg and Weidenkopf.

(4)	These named executive officers were not participants in our Deferred Compensation Plan in 2014.
Our named executive officers based in the United States are eligible to participate in the Deferred Compensation Plan that benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer a minimum of 10% but not more than 50% of his annual base compensation and between 10-95% of his bonus awarded pursuant to the MIP as compensation deferrals. In addition, the participant may elect to defer between 1-5% of his annual base compensation and between 1-5% of his bonus awarded pursuant to the MIP as restoration deferrals. With respect to amounts contributed to the plan by the participant as restoration deferrals, the Company provides certain matching contributions and employer contributions. The employer contributions are subject to vesting conditions. As of December 31, 2014, Mr. Rychel was 33 1/3% vested with respect to his employer contributions, and our other named executive officers were 100% vested with respect to their employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of five or ten years, depending on distribution’s triggering event and the participant’s elections, in compliance with the election and timing rules of Internal Revenue Code Section 409A.
Potential payments upon termination or change in control
As discussed elsewhere in the “Compensation discussion and analysis,” the named executive officers are eligible for severance benefits under their employment or letter agreements, as described below, in the event of certain terminations of employment. In addition, certain provisions are trigged pursuant to the stock option and RSU award agreements in the event of a Change in Control or termination of employment.
The payments and benefits to which the named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change in Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2014. For this purpose, we have assumed a value of $23.70 per share of our common stock.

Employment agreements
Under the terms of the employment agreement or letter agreement, as applicable, each named executive officers’ employment may be terminated at any time by either party, subject to certain notice provisions and severance obligations in the event of certain specified terminations described herein. The payments and benefits upon each termination of employment scenario as described herein (other than accrued benefits) are generally conditioned upon the execution of a general release of claims against the Company and the executive’s compliance with certain restrictive covenants discussed below.
Mr. Demetriou
Mr. Dementriou’s rights and obligations with respect to certain specified terminations are governed pursuant to the Restated CEO Agreement.
Upon a termination without Cause or for Good Reason (each as defined below), Mr. Demetriou would receive:

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not yet paid;

▪
a cash severance payment equal to 2 times the sum of his base salary and average bonus earned for the two most recent years, payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of 24 months following the date of termination; and

▪	continuation of all medical benefits for 24 months.
In the event of a termination of employment by the Company without Cause or by Mr. Demetriou for Good Reason in anticipation of or within twelve months following a Change of Control (as defined in the Equity Incentive Plan), Mr. Demetriou’s cash severance payment will be paid in a cash lump sum within 30 days following the date of termination, to extent permissible without penalty under the applicable tax rules.
Upon a termination by the Company for Cause or by Mr. Demetriou without Good Reason, Mr. Demetriou would only receive his accrued benefits. Upon a termination due to Mr. Demetriou’s death or disability, Mr. Demetriou (or his estate) would receive:

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not paid; and

▪	a pro-rata bonus determined based on Mr. Demetriou’s target bonus adjusted for the number of days Mr. Demetriou was employed during the calendar year.
The Restated CEO Agreement provides that if the Company elects not to renew Mr. Demetriou’s employment at the end of the then-outstanding term in accordance with the terms of the agreement (which requires the Company to provide at least 30 days’ notice), Mr. Demetriou would be entitled to receive:

▪	accrued benefits;

▪
a cash non-renewal payment equal to two times the sum of his base salary and average earned bonus for the two most recent calendar years, payable in substantially equal installments consistent with the Company’s payroll practices over the twelve-month period following the date of termination; and

▪
continuation of all medical benefits for a period of two years following the date of termination; provided, that, in the event such termination occurs in anticipation of or within twelve months following a Change of Control (as defined in the Equity Incentive Plan), the cash severance payment will be paid in a cash lump sum within 30 days following the date of termination, to extent permissible without penalty under the applicable tax rules.

If Mr. Demetriou elects to not renew his employment agreement at the end of the then-outstanding term in accordance with the terms of the Restated CEO Agreement (which requires him to provide 90 days’ notice), he would be entitled to receive:

▪	accrued benefits; and

▪	a pro-rata bonus determined based on the bonus he would have received for that year if termination had not occurred and the number of days that Mr. Demetriou was employed during the calendar year.
Under the Restated CEO Agreement, Mr. Demetriou agreed to be bound by certain restrictive covenants, including a confidentiality provision. The Restated CEO Agreement also obligates Mr. Demetriou to agree to not (i) solicit, hire, or encourage any such person to terminate employment with Aleris International or its affiliates, anyone employed by Aleris International within six months of such hiring date, for a period of two years following his termination; (ii) compete with Aleris International for a period of two years following his termination; and (iii) defame or disparage Aleris International, its affiliates and their respective officers, directors, members and executives.

Messrs. Baan, Stack, Clegg and Weidenkopf
Upon a termination without Cause or for Good Reason (each as defined below), each of Messrs. Baan, Stack, Clegg and Weidenkopf would receive under his applicable employment agreement:

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
Upon a termination by the Company for Cause or by any such named executive officer without Good Reason, the named executive officer would only receive his accrued benefits. Upon a termination due to the named executive officer’s death or disability, the named executive officer (or his estate) would receive:

▪	accrued benefits;

▪	any earned annual bonus for the prior year to the extent not yet paid; and

▪	a pro-rata bonus determined based on such named executive officer’s target bonus adjusted for the number of days the named executive officer was employed during the calendar year.
None of the employment agreements with Messrs. Baan, Stack, Clegg and Weidenkopf provide for any additional severance benefits in the event of a Change in Control; however, a Change in Control and an executive’s termination of employment connection with a Change in Control may, in certain instances, result in acceleration of vesting of any such executive’s equity award holdings, as described below.
For Messrs. Stack, Clegg and Weidenkopf, if the Company elects not to renew any such named executive officer’s employment at the end of the then-outstanding term in accordance with the terms of the employment agreement (which requires at least six months’ notice), the named executive officer would be entitled to receive:

▪	accrued benefits;

▪
a cash non-renewal payment equal to the sum of such named executive officer’s base salary and average earned bonus for the two most recent calendar years, payable in substantially equal installments consistent with the Company’s payroll practices over the twelve-month period following the date of termination; and continuation of all medical benefits for a period of one year following the date of termination. If Messrs. Stack, Clegg or Weidenkopf elect to not renew his employment agreement at the end of the then-outstanding term in accordance with the terms of the employment agreement (which require him to provide 60 days’ notice), such named executive officer would be entitled to receive:

▪	accrued benefits; and

▪
a pro-rata bonus determined based on the bonus he would have received for that year if termination had not occurred and the number of days that the named executive officer was employed during the calendar year.

The term of the employment agreement with Mr. Baan (who is based in Switzerland) continues indefinitely until his employment is terminated with at least two months’ notice, either by the Company or by Mr. Baan. In the case of Mr. Baan, any notice periods and severance payments and benefits described above do not take into account any required “garden leave” or related payments or benefits that may be prescribed by local labor laws that apply to Mr. Baan, except that the payments and benefits set forth in his employment agreement would be used to satisfy, in whole in or part, any such statutory obligations.
Under employment agreements for each applicable named executive officer, each named executive officer agreed to be bound by certain restrictive covenants, including a confidentiality provision. Each employment agreement also obligates each such named executive officer to agree to not (i) solicit, hire, or encourage any such person to terminate employment with Aleris International or its affiliates, anyone employed by Aleris International within six months of such hiring date, for a period of 18 months following his termination; (ii) compete with Aleris International for a period of 18 months following his termination; and (iii) defame or disparage Aleris International, its affiliates and their respective officers, directors, members and executives.
Mr. Rychel
As of December 31, 2014, the date used to calculate the payments and benefits to which Mr. Rychel would be entitled in the event of certain termination of employment events or as a result of a Change in Control, Mr. Rychel’s rights and obligations were governed pursuant to his letter agreement. Upon a termination by the Company without Cause (as defined below), pursuant to the letter agreement, Mr. Rychel would receive:

▪	accrued benefits;

▪	continuation of his base salary payments for six months; and

▪	continuation of all medical benefits for six months.
Upon a termination by Mr. Rychel for any reason or by the Company for Cause, Mr. Rychel would receive his accrued benefits.
Mr. Rychel’s letter agreement did not provide for any additional severance benefits in the event of a Change in Control; however, a Change in Control and Mr. Rychel’s termination of employment connection with a Change in Control may, in certain instances, result in acceleration of vesting of his equity award holdings, as described below.
Certain Definitions
In each applicable employment agreement, “Cause” is defined to mean the occurrence of any of the following, if the executive has not cured such behavior, where applicable, within 30 days after receiving notice from Aleris International:

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

▪	the executive’s indictment for, or plea of nolo contendere to, a felony involving moral turpitude or other serious crime involving moral turpitude.
In Mr. Rychel’s letter agreement, “Cause” was defined to mean the occurrence of any of the following:

▪	the willful and continuing failure by Mr. Rychel to perform the duties of his employment;

▪	gross misconduct, fraud or dishonesty by Mr. Rychel involving the Company;

▪	Mr. Rychel’s breach of the duty of loyalty to the Company;

▪	Mr. Rychel impeding a Board of Directors investigation; or

▪	Mr. Rychel’s conviction of a felony.
In each applicable employment agreement, “Good Reason” is defined to mean the occurrence of any of the following, without the named executive officer’s prior written consent, if Aleris International has not cured such behavior within 60 days after receiving notice from the executive:

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
Upon a voluntary termination of employment by Messrs. Demetriou, Baan, Stack, Clegg and Weidenkopf without Good Reason or by Mr. Rychel for any reason, such named executive officer would forfeit all unvested options and RSUs immediately and would have the lesser of 90 days or the remaining term to exercise all vested options. Upon a termination of employment by the Company for Cause, the named executive officer would forfeit all options (whether vested or unvested) and unvested RSUs. Upon a termination of employment by the Company without Cause or by the named executive officer for Good Reason (including due to the non-extension of any applicable employment term by the Company) for each named executive officer other than Mr. Rychel, each tranche, if applicable, of unvested options and all RSUs would become immediately vested with respect to (i) for Mr. Demetriou, 50% and (ii) for Messrs. Baan, Stack, Clegg and Weidenkopf, 33 1/3%, in each case, of the then unvested options that have not previously been vested or remaining RSUs, respectively. For Mr. Rychel, all unvested options and all unvested RSUs would be forfeited. The named executive officer would then have six months to exercise all vested options. In addition, for Messrs. Baan, Stack, Clegg and Weidenkopf, if any such named executive officer’s employment is terminated by the Company without Cause or by the named executive officer for Good Reason in each case, in anticipation of or within twelve months following a Change in Control, any unvested options and all RSUs would become vested immediately with any options remaining exercisable for the shorter of six months from the date of the termination of employment or the length of the remaining term to exercise all vested options. If the named executive officer’s employment is terminated as a result of death or disability, all unvested options and RSUs would be forfeited immediately and the named executive officer would have the shorter of one year or the length of the remaining term to exercise all vested options.

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. due to Non-Renewal of Term	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment ($)(1)	Cash and benefits ($)(2)	Cash and benefits ($)(3)	Value of equity acceleration ($)(4)	Cash and benefits ($)(5)	Value of equity acceleration ($)(6)
Steven J. Demetriou	92,308	3,790,990	5,271,649	946,957	1,592,308	1,893,914
Eric M. Rychel	25,769	—	350,530	—	193,269	276,698
Roelof IJ. Baan (7)	79,958	1,715,822	2,627,424	180,665	896,158	547,470
Sean M. Stack	40,385	778,472	1,586,513	213,513	486,635	647,010
Christopher R. Clegg	30,769	577,275	1,143,275	98,545	330,769	298,620
Thomas W. Weidenkopf	30,288	566,033	1,121,970	82,121	311,538	248,850

(1)	The amounts in this column include only payment of vacation, as of December 31, 2014.

(2)
Except with respect to Mr. Rychel, the amount of Cash and Benefits in the event of a termination by Aleris International due to non-renewal of the employment term (calculated under the terms of each executive’s employment agreement assuming the termination occurred on December 31, 2014) includes, in addition to the amounts described in Note 5 below, the payment of the sum of executive’s base salary and average earned annual bonus for the two most recent years multiplied by a multiple (2.0 for Mr. Demetriou, 1.0 for each of the other named executive officers, respectively) and an estimated value of continued medical benefits for 24 months for Mr. Demetriou and 12 months for each of the other named executive officers.

(3)
Except with respect to Mr. Rychel, the amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s employment agreement assuming the termination occurred on December 31, 2014) includes, in addition to the amounts described in Note 5 below, the payment of the sum of executive’s base salary and average earned annual bonus for the two most recent years multiplied by a multiple (2.0, 1.33, and 1.5 for Mr. Demetriou, Mr. Baan, and each of the other named executive officers, respectively), and an estimated value of continued medical benefits for 24 months for Mr. Demetriou, 16 months for Mr. Baan and 18 months for each of the other named executive officers.

(4)
Except with respect to Mr. Rychel, upon termination by Aleris International without Cause or by the Executive for Good Reason, the named executive officers’ remaining unvested options and RSUs will vest, 50% with respect to Mr. Demetriou’s remaining unvested equity awards, and 33% with respect to the remaining unvested equity awards for the other named executive officers, as of the date of such termination (assumed to occur on December 31, 2014).

(5)
The amounts in this column include payment of vacation for all U.S. named executive officers and one-month base salary for Mr. Baan, as of December 31, 2014 as well as payment of each executive’s 2014 MIP bonus (assuming payout at target level and termination on December 31, 2014).

(6)
The Change in Control equity valuation assumes that the Oaktree Funds and the Apollo Funds would reduce their combined common stock interest of the Company by more than 75%, triggering the full vesting of outstanding equity awards.

(7)
For Mr. Baan, all amounts other than the value of equity acceleration have been converted using the year-end conversion rate used by the Company (equaling 1.0107 US$ to 1CHF for 2014). Additionally, amounts shown do not reflect the two-month garden leave period for Mr. Baan.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2014.
Scott L. Graves
Lawrence W. Stranghoener
G. Richard Wagoner, Jr.
Compensation Committee Interlocks and Insider Participation
For the period between June 1, 2010 and the establishment of our Compensation Committee, our entire Board at that time performed the functions of a Compensation Committee. Other than Mr. Demetriou, none of our directors has ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Graves, Stranghoener and Wagoner serve as the members of our Compensation Committee. During 2014, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.
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
Each of the directors received an equity award as a portion of their compensation for services as a director upon becoming a director, except in the case of Mr. O’ Leary, who was appointed as a director on December 7, 2011 and received equity grants on January 31, 2012, Mr. Khanna, who was appointed as a director on December 5, 2012 and received equity grants on February 6, 2013, Mr. Misheff, who was appointed as a director on December 4, 2013 and received an equity grant on January 15, 2014, and Mr. Kreger, who was appointed as a director on February 5, 2014 and received an equity grant on April 15, 2014. These equity awards consist of stock options, RSUs and/or restricted stock.
On January 15, 2014, the Board of Directors, acting as the Committee under the Equity Incentive Plan, authorized, effective as of fiscal year 2014, annual restricted stock grants to each of our non-employee directors having a fair market value of $90,000 as of the applicable grant date. The outside director restricted stock unit grants subject to similar terms and conditions as applied to their prior grants but vest as to 100% on the applicable one-year anniversary of the grant date.
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
The following table sets forth a summary of compensation with respect to our directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2014.
Director compensation for fiscal year 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Scott L. Graves (1)	90,000	89,978	179,978
Michael Kreger (1)	90,000	89,978	179,978
Brian Laibow (1)	90,000	89,978	179,978
Emily Stephens (1)	90,000	89,978	179,978
Raghav Khanna (1) (2)	—	—	—
Robert O’Leary (1)	90,000	89,978	179,978
G. Richard Wagoner, Jr. (3)	90,000	89,978	179,978
Lawrence W. Stranghoener (4)	108,750	89,978	198,728
Donald T. Misheff (5)	90,000	89,978	179,978

(1)
Messrs. Scott Graves, Michael Kreger, Brian Laibow and Robert O’Leary, and Ms. Emily Stephens have been appointed to the Board of Directors by the Oaktree Funds. Mr. Kreger replaced Mr. Khanna after Mr. Khanna’s resignation, effective February 5, 2014. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree and is not kept by the individual. Messrs. Graves, Kreger, Laibow and O’Leary, and Ms. Emily Stephens were granted equity awards. As such, as of December 31, 2014, each of Messrs. Graves, Kreger, Laibow and O’Leary and Ms. Stephens (a) held 0 shares of Aleris Corporation common stock, (b) had 3,308, 3,308, 3,308, 3,908 and 3,496, respectively, unvested RSUs and 21,291, 0, 21,291, 37,263 and 26,616 (as adjusted), respectively, outstanding stock option awards of which and 21,291, 0, 21,291, 27,949 and 26,616 respectively, were vested and 0, 0, 0, 9,314 and 0, respectively, remained unvested

(2)	Mr. Raghav Khanna resigned from the Board on February 5, 2014

(3)	On December 31, 2014 Mr. Wagoner held 20,000 shares of restricted stock, of which 100% was vested and 3,308 unvested RSUs.

(4)
On December 31, 2014, Mr. Stranghoener held 2,812 shares of Aleris Corporation common stock, 3,496 unvested RSUs and 26,616 (as adjusted) outstanding stock option awards, of which 24,953 were vested and 1,663 were unvested.

(5)	On December 31, 2014, Mr. Misheff held 3,308 unvested RSUs.

With respect to all of the equity awards, the following terms generally apply:

•
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

•	The RSUs will be settled through the issuance of shares of our common stock equal to the number of RSUs that have vested.

•
If the stockholders of the Company do not re-elect or reappoint a director to our Board of Directors and the Board of Directors of Aleris International prior to the end of the four-year vesting period, all restrictions will lapse with respect to restricted stock and all RSUs will vest. If board service ceases for any other reason, all unvested restricted shares or RSUs are forfeited.

•
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

•
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

•
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of March 6, 2015 by (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and named executive officer; and (3) all directors and executive officers as a group.
Percentage of class beneficially owned is based on 31,357,493 shares of common stock outstanding as of March 6, 2015, together with the applicable options (1) to purchase shares of common stock for each stockholder exercisable on March 6, 2015 or within 60 days thereafter and the number of shares issuable upon the vesting of restricted stock units held by the stockholder that is scheduled to occur within 60 days of March 6, 2015 and (2) the number of shares issuable upon exchange of Aleris International’s redeemable preferred stock and/or Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris corporation common stock. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after March 6, 2015, upon the vesting of restricted stock units within 60 days after March 6, 2015 and upon exchange of Aleris International’s redeemable preferred stock and/or Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock are deemed outstanding for computing the percentage ownership of the person holding the options, restricted stock units, preferred stock or exchangeable notes, as the case may be, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Securities That Can Be Acquired By Holder (2)	Total	Percent of Class
Oaktree Funds (3)(4)	17,947,495	1,965,576	19,913,071	59.76%
Apollo Funds (3)(5)	5,490,108	571,994	6,062,102	18.99%
Sankaty Funds (3)(6)	2,991,283	293,757	3,285,040	10.38%
Caspian Funds (3)(7)	2,538,816	136,358	2,675,174	8.49%
Steven J. Demetriou	99,195	949,562	1,048,757	3.25%
Roelof IJ. Baan	28,228	330,144	358,372	1.13%
Sean M. Stack	30,122	301,131	331,253	1.05%
Christopher R. Clegg	15,192	204,663	219,855	*
Thomas W. Weidenkopf	12,223	202,738	214,961	*
G. Richard Wagoner	23,308	—	23,308	*
Lawrence Stranghoener	6,308	26,616	32,924	*
Eric M. Rychel	3,536	16,086	19,622	*
Donald T. Misheff	—	—	—	*
Emily Stephens (8)	—	—	—	*
Scott Graves (8)	—	—	—	*
Michael Kreger (8)	—	—	—	*
Brian Laibow (8)	—	—	—	*
Robert O’Leary (8)	—	—	—	*
All executive officers and directors as a group (14 persons)	221,420	2,130,564	2,351,984	7.02%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Represents the number of shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after March 6, 2015, upon the vesting of restricted stock units within 60 days after March 6, 2015, and upon exchange of Aleris International’s redeemable preferred stock and/or Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock.

(3)
Aleris Corporation and each of its stockholders is a party to the stockholders agreement discussed in Item 13. - “Certain Relationships and Related Party Transactions-Stockholders Agreement.” Aleris Corporation and the Oaktree Funds, the Apollo funds, the Caspian Funds and holders of at least 5% of outstanding Aleris Corporation common stock are each a party to the Registration Rights Agreement discussed in Item 13 - “Certain relationships and related party transactions-Registration rights agreement.”

(4)
Represents all equity interests owned by OCM Opportunities ALS Holdings, L.P., OCM High Yield Plus ALS Holdings, L.P., Oaktree European Credit Opportunities Holdings, Ltd., and OCM FIE, LLC. Of the shares included, 16,655,270 are held by OCM Opportunities ALS Holdings, L.P.; 987,603 are held by OCM High Yield Plus ALS Holdings, L.P.; 267,196 are held by Oaktree European Credit Opportunities Holdings, Ltd.; and 137,050 are held by OCM FIE, LLC, which includes 99,474 shares which may be acquired upon exercise of options that are vested or will vest within 60 days of March 6, 2015, including vested stock options assigned to OCM FIE, LLC, and 150 shares which would be issued on settlement of RSUs vesting within 60 days of March 6, 2015. The mailing address for the owners listed above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Oaktree European Credit Opportunities Holdings, Ltd. also holds 51.5 shares of our redeemable preferred stock (convertible into 3,048 shares of Aleris Corporation common stock) and $418,856 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 24,976 shares of Aleris Corporation common stock). OCM High Yield Plus ALS Holdings, L.P. also holds 188 shares of Aleris International’s redeemable preferred stock (convertible into 11,128 shares of Aleris Corporation common stock) and $1,535,922 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 91,587 shares of Aleris Corporation common stock). OCM Opportunities ALS Holdings, L.P. also holds 3,176 shares of Aleris International’s redeemable preferred stock (convertible into 188,008 shares of Aleris Corporation common stock) and $25,946,760 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 1,547,205 shares of Aleris Corporation common stock). Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Oaktree funds upon exchange of the redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes.
The general partner of OCM Opportunities ALS Holdings, L.P. and OCM Opportunities ALS Holdings, L.P. is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Stephen Kaplan, Larry Keele, David Kirchheimer and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM Opportunities ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM Opportunities ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The general partner of OCM High Yield Plus ALS Holdings, L.P. is Oaktree Fund GP IIA, LLC. The managing member of Oaktree Fund GP IIA, LLC is Oaktree Fund GP II, L.P. The general partner of Oaktree Fund GP II, L.P. is Oaktree Capital II, L.P. The general partner of Oaktree Capital II, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Stephen Kaplan, Larry Keele, David Kirchheimer and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM High Yield Plus ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM High Yield Plus ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The director of Oaktree European Credit Opportunities Holdings, Ltd. is Oaktree Europe GP, Ltd. Oaktree Europe GP, Ltd. is also the general partner of Oaktree Capital Management (UK) LLP, which is the portfolio manager to Oaktree European Credit Opportunities II, Ltd. The sole shareholder of Oaktree Europe GP, Ltd. is Oaktree Capital Management (Cayman), L.P. The general partner of Oaktree Capital Management (Cayman), L.P. is Oaktree Holdings, Ltd. The sole shareholder of Oaktree

Holdings, Ltd. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Stephen Kaplan, Larry Keele, David Kirchheimer and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Oaktree European Credit Opportunities Holdings, Ltd. Each of the directors, general partners, managers, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by each of Oaktree European Credit Opportunities Holdings, Ltd., except to the extent of any pecuniary interest therein. The address for Oaktree Capital Management (UK) LLP is 27 Knightsbridge, 4th Floor, London SW1X 7LY, United Kingdom, and the address for all other entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The managing member of OCM FIE, LLC is Oaktree Capital Management, L.P. The general partner of Oaktree Capital Management, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Stephen Kaplan, Larry Keele, David Kirchheimer and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by OCM FIE, LLC. Each of the general partners, managing members, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM FIE, LLC except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(5)
Represents 5,490,108 shares of common stock held of record by Apollo ALS Holdings II, L.P. (“Apollo ALS Holdings”). Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable upon exchange of (i) the 1,047 shares of Aleris International’s redeemable preferred stock that are held by Apollo ALS Holdings (convertible into 61,978 shares of Aleris Corporation common stock), and (ii) the $8,553,015 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes that are held by Apollo ALS Holdings (convertible into 510,016 shares of Aleris Corporation common stock).

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

(6)
Represents all equity interests of 111 Capital Grantor Trust, Castle Hill III CLO, Limited, Nash Point CLO, Sankaty Beacon Investment Partners, L.P., Prospect Harbor Designated Investments, L.P., Race Point II CLO, Limited, Race Point III CLO Limited, Race Point IV CLO, Ltd., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., Sankaty High Yield Partners III Grantor Trust, Sankaty Special Situations I Grantor Trust, Sankaty Credit Opportunities Grantor Trust, Sankaty High Yield Partners II Grantor Trust and SR Group, LLC (collectively, the “Sankaty Funds”). The mailing address of the Sankaty Funds is c/o Sankaty Advisors, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

In addition, the Sankaty Funds hold in the aggregate, 537.5 shares of Aleris International’s redeemable preferred stock (convertible into 29,126 shares of Aleris Corporation common stock) and $4,392,855 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 261,946 shares of Aleris Corporation common stock). Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Sankaty Funds upon exchange of the redeemable preferred stock and Aleris International’s 6% senior subordinated exchangeable notes.
Sankaty Advisors, LLC, a Delaware limited liability company (“Sankaty Advisors”), is the collateral manager to Castle Hill III CLO, Limited, a Cayman Islands exempted company (“CH III”), Nash Point CLO, an Irish public unlimited company (“NP”), Race Point II CLO, Limited, a Cayman Islands exempted company (“RP II”), Race Point III CLO Limited, an Irish public unlimited company (“RP III”), and Race Point IV CLO, Ltd., a Cayman Islands exempted company (“RP IV”). By virtue of these relationships, Sankaty Advisors may be deemed to have voting and dispositive power with respect to the shares of common and preferred stock held by each of CH III, NP, RP II, RP III, and RP IV. Sankaty Advisors disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
111 Capital Investors, LLC, a Delaware limited liability company (“111 Capital Investors”), is the trustee of 111 Capital Grantor Trust (“111”). Sankaty Credit Opportunities Investors, LLC, a Delaware limited liability company (“SCOI”), is the trustee of Sankaty Credit Opportunities Grantor Trust (“COPs”). Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company (“SCOI II”), is the sole general partner of Sankaty Credit Opportunities II, L.P., a Delaware limited partnership (“COPs II”). Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), is the sole general partner of Sankaty Credit Opportunities III, L.P., a Delaware limited partnership (“COPs III”). Sankaty Credit Opportunities Investors IV, LLC, a Delaware limited liability company (“SCOI IV”), is the sole general partner of Sankaty Credit Opportunities IV, L.P., a Delaware limited partnership (“COPs IV”). Sankaty Beacon Investors, LLC, a Delaware limited liability company (“Beacon Investors”) is the sole general partner of Sankaty Beacon Investment Partners, L.P. (“Beacon”) and Prospect Harbor Designated Investments, L.P. (“Prospect Harbor”). Sankaty Special Situations Investors I, LLC, a Delaware limited liability company (“SSS I Investors”), is the trustee of Sankaty Special Situations I Grantor Trust (“SSS I”). Sankaty Credit Member, LLC, a Delaware limited liability company (“SCM”), is the managing member of 111 Capital Investors, SCOI, SCOI II, SCOI III, SCOI IV, Beacon Investors and SSS I Investors.  By virtue of these relationships, SCM may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by 111, COPs, COPs II, COPs III, COPs IV, Beacon, Prospect Harbor,  and SSS I.  SCM and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Credit Opportunities Investors (Offshore) IV, L.P., a Cayman Islands exempted limited partnership (“SCOIO IV”), is the sole general partner of Sankaty Credit Opportunities (Offshore Master) IV, L.P., a Cayman Islands exempted limited partnership (“COPs IV Offshore”). Sankaty Credit Member II, Ltd., a Cayman Islands exempted limited partnership (“SCMII”) is the sole general partner of SCOIO IV. By virtue of these relationships, SCMII may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by COPs IV Offshore. SCMII and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors II, LLC, a Delaware limited liability company (“SHYA II”), is the trustee of Sankaty High Yield Partners II Grantor Trust (“Sankaty II”). Sankaty Investors II, LLC, a Delaware limited liability company (“SI II”), is the managing member of SHYA II. By virtue of these relationships, SI II may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Sankaty II. SI II and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors III, LLC, a Delaware limited liability company (“SHYA III”), is the trustee of Sankaty High Yield Partners III Grantor Trust (“Sankaty III”). Sankaty Investors III, LLC, a Delaware limited liability company (“SI III”), is the managing member of SHYA III. By virtue of these relationships, SI III may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by Sankaty III. SI III and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Advisors is the sole member of SR Group, LLC, a Delaware limited liability company (“SR”). Sankaty Advisors may be deemed to share voting and dispositive power with respect to the shares of common and preferred stock held by SR. Sankaty Advisors disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.

The business address of each of the entities above is c/o Sankaty Advisors, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA, 02116.

(7)
Represents all equity interests of Caspian HLSC1 LLC, Caspian Select Credit Master Fund Ltd., Caspian Solitude Master Fund L.P., Caspian SC Holdings LP, Mariner LDC and one other account advised by Caspian Capital LP (collectively, the “Caspian Funds”). The mailing address of all Caspian Funds except Mariner LDC is 767 Fifth Avenue, 45th Floor, New York, New York 10153. The mailing address of Mariner LDC is c/o Mariner Investment Group, 500 Mamaroneck Avenue, Harrison, New York 10528. Since June 1, 2013, each of Aleris International’s redeemable preferred stock and 6% exchangeable senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable upon exchange of the $2,286,729 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 136,358 shares of Aleris Corporation common stock) held by the Caspian Funds. Mr. Adam Cohen and Mr. David Corleto each have sole voting and dispositive power with respect to the shares of common stock reported as beneficially owned by the Caspian Funds. Mr. Cohen and Mr. Corleto disclaim beneficial ownership of such securities except to the extent of their pecuniary interest therein.

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

•	a right of the Oaktree Funds to designate a certain number of directors to our board of directors;

•	certain limitations on the transfer of Aleris Corporation’s common stock, including limitations on transfers to competitors or affiliates of competitors of Aleris;

•	information rights for the Investors with respect to financial statements of Aleris Corporation and its subsidiaries;

•
the ability of a Stockholder to “tag-along” their shares of Aleris Corporation common stock to sales by the Oaktree Funds or, under certain limited circumstances, the Apollo Funds to a non-affiliated third party entity, and the ability of Stockholders to “drag-along” Aleris Corporation’s common stock held by the other Stockholders under certain circumstances; and

•	the right of certain Stockholders to purchase a pro rata portion of new securities offered by Aleris Corporation in certain circumstances.
Registration Rights Agreement
On June 1, 2010, Aleris Corporation entered into a registration rights agreement with the Oaktree Funds, the Apollo Funds and holders of at least 5% of Aleris Corporation’s outstanding common stock pursuant to which the Investors and other 10% Stockholders have certain demand registration rights with respect to Aleris Corporation’s common stock. Under this agreement, Aleris Corporation agreed to assume the fees and expenses (other than underwriting discounts and commissions) associated with registration. The registration rights agreement also contains customary provisions with respect to registration proceedings, underwritten offerings and indemnity and contribution rights. There are no cash penalties under the Registration Rights Agreement. For additional information, see Item 11 - “Executive Compensation Discussion and Analysis - Description of capital stock-Registration rights agreement.”
Loans to Certain Executive Officers
The Company entered into a loan agreement with Mr. Demetriou, our Chairman and Chief Executive Officer, on each of September 1, 2010 and December 1, 2010 with respect to loans in the principal amounts of $79,761.99 and $88,946.32, respectively, and a loan agreement with Mr. Stack, our Executive Vice-President and Chief Financial Officer, on each of September 1, 2010 and December 1, 2010 with respect to loans in the principal amounts of $25,400.21 and $28,319.39, respectively. Each of these loans was made with approval of the Board of Directors of Aleris Corporation pursuant to the terms of the executive’s award agreement with respect to RSUs granted under the 2010 Equity Plan (the “RSU Award Agreement”), after a request for such loan from Mr. Demetriou and Mr. Stack, as applicable. Under the terms of their respective RSU Award Agreements, prior to March 1, 2011, each of Mr. Demetriou and Mr. Stack had the right to request a loan from the Company quarterly in order to cover the amount of withholding tax that became due in connection with the vesting and settlement of RSUs that quarter. Each loan was in the form of a revolving three-year full recourse, but unsecured loan at the interest rate of 3.95%. Mr. Demetriou has repaid both loans in full, paying an aggregate of $168,708.31 in principal and $2,638.74 in interest. Mr. Stack also has repaid both loans in full, paying $53,719.60 in principal and $828.46 in interest. RSU Award Agreements for Mr. Demetriou and Mr. Stack have each been amended to eliminate future loans. For more information on the underlying RSU awards, see Item 11 “Executive Compensation Discussion and Analysis - Elements of compensation.”
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

Director Independence
We are a privately held corporation. We consider Mr. Demetriou an “executive director” due to his employment relationship with us. We consider Messrs. Graves, Kreger, Laibow, and O’Leary and Ms. Stephens “Oaktree affiliated directors” as they were designated as directors by the Oaktree Funds, our largest indirect stockholder owning a majority of our outstanding equity, pursuant to our Stockholders Agreement. We consider Messrs. Misheff, Stranghoener and Wagoner to be “non-Oaktree affiliated directors” since they were appointed as directors in the normal course.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The aggregate fees billed for professional services by Ernst & Young LLP in 2014 and 2013 were:

Type of Fees	2014	2013
	(in thousands)
Audit fees	$7,719	$4,450
Audit related fees	77	239
Tax fees	6	7
Total	$7,802	$4,696
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of Aleris’s consolidated financial statements included in its annual report, the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 10-Q, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits. “Audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, none of which were incurred in 2014 or 2013.

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

ALERIS CORPORATION

March 27, 2015	By:	/s/ Eric M. Rychel
Eric M. Rychel Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Demetriou	Chairman of the Board,	March 27, 2015
Steven J. Demetriou	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Eric M. Rychel	Executive Vice President, Chief	March 27, 2015
Eric M. Rychel	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ I. Timothy Trombetta	Vice President and Controller	March 27, 2015
I. Timothy Trombetta

/s/ Scott L. Graves	Director	March 27, 2015
Scott L. Graves

/s/ Michael Kreger	Director	March 27, 2015
Michael Kreger

/s/ Brian K. Laibow	Director	March 27, 2015
Brian K. Laibow

/s/ Donald T. Misheff	Director	March 27, 2015
Donald T. Misheff

/s/ Robert O’Leary	Director	March 27, 2015
Robert O’Leary

/s/ Emily Stephens	Director	March 27, 2015
Emily Stephens

/s/ Lawrence W. Stranghoener	Director	March 27, 2015
Lawrence W. Stranghoener

/s/ G. Richard Wagoner, Jr.	Director	March 27, 2015
G. Richard Wagoner, Jr.

Exhibit Index

Exhibit
Number	Description

2.1
First Amended Joint Plan of Reorganization of Aleris International, Inc. and its Affiliated Debtors, as modified, Mar. 19, 2010 (filed as Exhibit 2.1 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

2.2
Purchase and Sale Agreement, dated October 17, 2014, among Aleris Corporation, Aleris International, Inc., Aleris Aluminum Netherlands B.V., Aleris Deutschland Holding GmbH, Aleris Holding Canada Limited, Dutch Aluminum C.V., Aleris Deutschland Vier GmbH Co KG, SGH Acquisition Holding, Inc., Evergreen Holding Germany GmbH and Signature Group Holdings, Inc. (filed as Exhibit 2.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed October 23, 2014, and incorporated herein by reference).

2.3
Backstop Agreement, dated October 17, 2014, between Aleris Corporation and Signature Group Holdings, Inc. (filed as Exhibit 2.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed on October 23, 2014, and incorporated herein by reference).

3.1	Certificate of Incorporation of Aleris Corporation, as amended.

3.2	Amended and Restated Bylaws of Aleris Holding Company (n/k/a Aleris Corporation).

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

Exhibit
Number	Description

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

10.1.1
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

10.3
Syndicated Facility Agreement, dated as of August 8, 2012, between Aleris Dinsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, with: Bank of China Limited, Shenjiang Branch, as lead arranger; Agricultural Bank of China Limited, Zhenjiang Branch, as secondary arranger; Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as facility agent and security agent; and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, Agricultural Bank of China Limited, Zhenjian Runshou Sub-Branch, and Shanghai Pudong Development Bank, Luwan Sub-Branch (as lenders) (English translation) (filed as Exhibit 10.3 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 5, 2013, and incorporated herein by reference).

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

10.6†
Form of Employment Agreement dated as of June 1, 2010 by and among Aleris International, Inc., Aleris Holding Company and each of Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.7 to

Exhibit
Number	Description

Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.6.1†
Form of Amendment of Form of Employment Agreement by and among Aleris Corporation and each of Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.6.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.6.2†
Form of Amendment to Employment Agreement by and among Aleris International, Inc. (with respect to Messrs. Stack, Clegg and Weidenkopf), Aleris Switzerland GmbH (with respect to Mr. Baan), Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf and Roeloff IJ. Baan (filed as Exhibit 10.6 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721) filed January 22, 2014, and incorporated herein by reference).

10.7†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of June 1, 2010 (filed as Exhibit 10.8 to Aleris International’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.7.1†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of September 15, 2013 (filed as Exhibit 10.5 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443), filed November 7, 2013, and incorporated herein by reference).

10.7.2†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 15, 2014 (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.7.3†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 21, 2014 (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

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

10.9†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement, dated as of June 1, 2010 between Aleris Holding Company and each of Sean M. Stack, Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.11 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.9.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg and Thomas W. Weidenkopf(filed as Exhibit 10.10.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.9.2†	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg and Thomas W. Weidenkopf

Exhibit
Number	Description

(filed as Exhibit 10.9.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.10†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K/A (File No. 333-185443, SEC Accession No. 0001518587-14-000028) filed April 21, 2014, and incorporated herein by reference).

10.11†
Aleris Corporation 2010 Equity Incentive Plan 2013 Stock Option Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou (filed as exhibit 10.3 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 33-185443) filed November 7, 2013, and incorporated herein by reference).

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

10.13.1†
Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Sean M. Stack (filed as Exhibit 10.13.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-185443), and incorporated herein by reference).

10.14†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement dated as of June 1, 2010 between Aleris Holding Company and each of Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.14 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.14.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and each of Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.14.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.15†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Stock Option Award Agreement (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K/A (File No. 333-185443, SEC Accession No. 0001518587-14-000028) filed on April 21, 2014, and incorporated herein by reference).

10.16†
Aleris Corporation 2010 Equity Incentive Plan Restricted 2013 Stock Unit Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou (filed as Exhibit 10.4 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed November 7, 2013, and incorporated herein by reference).

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

10.19†*	Eric Rychel Letter Agreement, dated June 21, 2012, from Aleris International, Inc.

Exhibit
Number	Description

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

10.26.2†
Amendment No. 3 to the Employment Agreement, dated as of June 1, 2010, as amended, by and among Aleris Switzerland GmbH, Roeland Baan (also known as Roelof IJ. Baan), and for the limited purposes specified therein, Aleris Corporation, dated October 30, 2014 (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed October 30, 2014, and incorporated herein by reference).

10.27†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement dated as of June 1, 2010 between Aleris Holding Company and Roelof IJ. Baan (filed as Exhibit 10.29 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

Exhibit
Number	Description

10.27.1†
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

10.29
Revolving Loan Facility Agreement, dated as of August 22, 2012, between Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.29 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 5, 2013 and incorporated herein by reference).

10.29.1
Amendment Agreement to Facility Agreement, dated as of March 25, 2013, between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed May 9, 2013, and incorporated herein by reference).

10.30†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement(filed as Exhibit 10.30 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.31†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement (filed as Exhibit 10.31 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.32†
Aleris Corporation 2010 Equity Incentive Plan 2014 Stock Option Agreement, dated January 15, 2014, between Aleris Corporation and Steven Demetriou (filed as Exhibit 10.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed January 22, 2014, and incorporated herein by reference).

10.33†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement Amendment (regarding equitable dividend adjustments) (filed as Exhibit 10.34 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference.)

10.34†
Form of Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement Amendment (regarding equitable dividend adjustments) (filed as Exhibit 10.35 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-185443), and incorporated herein by reference).

10.35†
Form of Aleris Corporation 2010 Equity Incentive Plan Executive Stock Option Agreement (filed as Exhibit 10.4 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721) filed January 22, 2014, and incorporated herein by reference).

10.36†
Form of Aleris Corporation 2010 Equity Incentive Plan Executive Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721) filed January 22, 2014, and incorporated herein by reference).

10.37†
Form of Aleris Corporation 2010 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed January 22, 2014, and incorporated herein by reference).

10.38†
Amended and Restated Employment Agreement, dated and effective as of September 15, 2013, by and among Aleris International, Inc., Aleris Corporation and Steven Demetriou (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed November 7, 2013, and incorporated herein by reference).

10.39†*	Form of Executive Employment Agreement with Aleris International, Inc. and the Company.

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2014.

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

*	Filed herewith.