Form 10-Q
period 2015-03-31
Aleris Corp
filed 2015-05-13
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,357,643 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2015.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$146.1	$28.6
Accounts receivable (net of allowances of $6.3 and $6.5 at March 31, 2015 and December 31, 2014, respectively)	341.2	271.0
Inventories	593.0	627.9
Deferred income taxes	28.1	28.1
Prepaid expenses and other current assets	94.8	44.9
Assets of discontinued operations - current	—	385.6
Total Current Assets	1,203.2	1,386.1
Property, plant and equipment, net	925.0	942.9
Intangible assets, net	41.7	44.0
Deferred income taxes	146.7	146.7
Other long-term assets	94.5	72.4
Assets of discontinued operations - long-term	—	269.8
Total Assets	$2,411.1	$2,861.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$257.9	$268.2
Accrued liabilities	176.6	183.3
Deferred income taxes	6.2	6.2
Current portion of long-term debt	10.3	3.3
Liabilities of discontinued operations - current	—	195.9
Total Current Liabilities	451.0	656.9
Long-term debt	1,250.0	1,474.9
Deferred income taxes	78.8	0.4
Accrued pension benefits	164.1	178.7
Accrued postretirement benefits	45.8	46.4
Other long-term liabilities	49.2	49.2
Liabilities of discontinued operations - long-term	—	156.4
Total Long-Term Liabilities	1,587.9	1,906.0
Redeemable noncontrolling interest	5.6	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,357,643 and 31,281,513 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	416.4	414.1
Retained earnings	144.7	39.1
Accumulated other comprehensive loss	(194.8)	(160.9)
Total Aleris Corporation Equity	366.6	292.6
Noncontrolling interest	—	0.7
Total Equity	366.6	293.3
Total Liabilities and Equity	$2,411.1	$2,861.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenues	$746.2	$590.9
Cost of sales	689.4	539.3
Gross profit	56.8	51.6
Selling, general and administrative expenses	61.3	47.5
Restructuring charges	2.9	0.4
Losses (gains) on derivative financial instruments	9.1	(1.2)
Other operating expense, net	1.0	0.1
Operating (loss) income	(17.5)	4.8
Interest expense, net	26.6	26.2
Other income, net	(16.2)	(0.4)
Loss from continuing operations before income taxes	(27.9)	(21.0)
(Benefit from) provision for income taxes	(2.3)	0.2
Loss from continuing operations	(25.6)	(21.2)
Income from discontinued operations, net of tax	131.1	3.9
Net income (loss)	105.5	(17.3)
Net income from discontinued operations attributable to noncontrolling interests	0.1	0.3
Net income (loss) attributable to Aleris Corporation	$105.4	$(17.6)

Comprehensive income (loss)	$71.7	$(19.3)
Comprehensive income attributable to noncontrolling interest	0.1	0.3
Comprehensive income (loss) attributable to Aleris Corporation	$71.6	$(19.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2015	March 31, 2014
Operating activities
Net income (loss)	$105.5	$(17.3)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	36.6	33.2
Provision for deferred income taxes	78.7	0.5
Stock-based compensation expense	2.7	4.2
Unrealized losses on derivative financial instruments	17.4	9.3
Currency exchange (gains) losses on debt	(11.3)	0.3
Amortization of debt issuance costs	1.7	2.0
Net gain on sale of discontinued operations	(205.3)	—
Other	(9.8)	1.1
Changes in operating assets and liabilities:
Change in accounts receivable	(161.6)	(83.5)
Change in inventories	19.7	(11.1)
Change in other assets	(3.3)	2.3
Change in accounts payable	19.4	90.3
Change in accrued liabilities	(10.7)	(3.5)
Net cash (used) provided by operating activities	(120.3)	27.8
Investing activities
Payments for property, plant and equipment	(65.2)	(47.5)
Proceeds from the sale of businesses, net of cash transferred	518.0	—
Other	(0.4)	0.5
Net cash provided (used) by investing activities	452.4	(47.0)
Financing activities
Proceeds from the ABL facility	151.0	40.0
Payments on the ABL facility	(375.0)	(30.0)
Proceeds from the Zhenjiang revolver	8.5	—
Payments on the Zhenjiang revolver	(2.6)	—
Net proceeds from other long-term debt	0.9	0.7
Other	(0.8)	(0.3)
Net cash (used) provided by financing activities	(218.0)	10.4
Effect of exchange rate differences on cash and cash equivalents	(4.0)	—
Net increase (decrease) in cash and cash equivalents	110.1	(8.8)
Cash and cash equivalents at beginning of period	36.0	60.1
Cash and cash equivalents at end of period	146.1	51.3
Cash and cash equivalents included within assets of discontinued operations - current	—	(8.5)
Cash and cash equivalents of continuing operations	$146.1	$42.8

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
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our financial statements, other than the reclassification of deferred issuance costs in accordance with the new presentation requirements. At March 31, 2015, our deferred debt issuance costs were $7.0.
2. INVENTORIES
The components of our “Inventories” as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Raw materials	$172.9	$217.3
Work in process	238.4	228.2
Finished goods	156.0	155.9
Supplies	25.7	26.5
Total inventories of continuing operations	593.0	627.9
Total inventories included within assets of discontinued operations - current	—	225.2
Total inventories	$593.0	$853.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

3. LONG-TERM DEBT
Our debt as of March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
ABL facility	$—	$224.0
7 5/8% senior notes due 2018, net of discount of $4.1 and $4.5 at March 31, 2015 and December 31, 2014, respectively	495.9	495.5
7 7/8% senior notes due 2020, net of discount of $6.1 and $6.4 at March 31, 2015 and December 31, 2014, respectively	493.9	493.6
Exchangeable notes, net of discount of $0.5 and $0.6 at March 31, 2015 and December 31, 2014, respectively	44.3	44.2
Zhenjiang term loans, net of discount of $0.9 at March 31, 2015 and December 31, 2014	191.8	191.5
Zhenjiang revolver, net of discount of $0.2 at March 31, 2015 and December 31, 2014	30.2	24.2
Other	4.2	5.2
Total debt of continuing operations	1,260.3	1,478.2
Less: Current portion of long-term debt	10.3	3.3
Total long-term debt of continuing operations	$1,250.0	$1,474.9

Total debt included within liabilities of discontinued operations	$—	$13.1
4. COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
Our operations are subject to federal, state, local and foreign environmental laws and regulations governing air emissions, wastewater discharges, the handling, storage, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements.
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
Our reserves for environmental remediation liabilities totaled $26.6 and $24.4 at March 31, 2015 and December 31, 2014, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2015 and December 31, 2014, $14.2 and $15.0, respectively, are indemnified.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. Our total asset retirement obligations were $4.5 and $4.6 at March 31, 2015 and December 31, 2014, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.

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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the three months ended March 31, 2015:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2015	$292.6	$0.7	$293.3	$5.7
Net income	105.4	0.1	105.5	—
Other comprehensive loss	(33.9)	—	(33.9)	—
Stock-based compensation activity	2.0	—	2.0	—
Other	0.5	(0.8)	(0.3)	(0.1)
Total equity at March 31, 2015	$366.6	$—	$366.6	$5.6
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2015	31,281,513
Issuance associated with vested restricted stock units	76,130
Balance at March 31, 2015	31,357,643
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the three months ended March 31, 2015:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2015	$(47.2)	$(113.7)	$(160.9)
Current period currency translation adjustments	(86.9)	6.0	(80.9)
Reclassification into earnings due to the sale of businesses	16.4	28.8	45.2
Amortization of net actuarial losses	—	1.8	1.8
Balance at March 31, 2015	$(117.7)	$(77.1)	$(194.8)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Reclassification into earnings due to the sale of businesses	$(45.2)	(a)
Amortization of net actuarial losses, net of tax	(1.8)	(b)
Losses reclassified into earnings, net of tax	$(47.0)
(a) This reclassification out of accumulated other comprehensive loss is included in “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income (Loss).
(b) This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).
7. SEGMENT INFORMATION
We report three operating segments based on the organizational structure that is used by the chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. The Company’s operating segments are North America, Europe and Asia Pacific.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2014. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive Income (Loss):

Three months ended March 31, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$409.3	$317.3	$19.6		$746.2
Intra-entity revenues	0.5	16.2	1.9	$(18.6)	—
Total revenues	$409.8	$333.5	$21.5	$(18.6)	$746.2
Segment income (loss)	$32.0	$41.4	$(1.9)		$71.5

Three months ended March 31, 2014	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$260.8	$323.2	$6.9		$590.9
Intra-entity revenues	0.5	31.6	3.1	$(35.2)	—
Total revenues	$261.3	$354.8	$10.0	$(35.2)	$590.9
Segment income	$26.9	$38.1	$—		$65.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table reconciles total segment income to “Loss from continuing operations before income taxes” as reported in our Consolidated Statements of Comprehensive Income (Loss):

	For the three months ended
	March 31, 2015	March 31, 2014
Total segment income	$71.5	$65.0
Unallocated amounts:
Depreciation and amortization	(36.6)	(25.1)
Other corporate general and administrative expenses	(17.9)	(15.0)
Restructuring charges	(2.9)	(0.4)
Interest expense, net	(26.6)	(26.2)
Unallocated losses on derivative financial instruments	(19.6)	(9.6)
Unallocated currency exchange gains (losses)	10.4	(1.5)
Start-up costs	(3.8)	(8.4)
Other (expense) income, net	(2.4)	0.2
Loss from continuing operations before income taxes	$(27.9)	$(21.0)
The following table shows our reportable segment assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets
North America	$810.0	$790.9
Europe	687.2	701.9
Asia Pacific	431.1	433.3
Assets of discontinued operations	—	655.4
Unallocated assets	482.8	280.4
Total consolidated assets	$2,411.1	$2,861.9
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
During the three months ended March 31, 2015, we granted 66,400 stock options and 49,676 restricted stock units to certain members of our management and directors, and 101,504 stock options and 35,984 restricted stock units were forfeited. These forfeitures primarily related to the unvested awards granted to management of the discontinued operations. We recorded compensation expense associated with stock options and restricted stock units of $2.7 and $4.2 during the three months ended March 31, 2015 and 2014, respectively.
9. INCOME TAXES
Our effective tax rates were 8.1% and (1.4)% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

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
As of March 31, 2015, we had $2.4 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2015, we had approximately $0.3 of accrued interest related to uncertain tax positions.
The 2009 through 2014 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits		Non U.S. pension benefits
	For the three months ended		For the three months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service cost	$1.0	$0.8	$1.0	$1.0
Interest cost	1.8	1.8	1.1	1.9
Amortization of net actuarial losses	0.5	—	1.2	0.3
Expected return on plan assets	(2.7)	(2.6)	—	—
Net periodic benefit expense	$0.6	$—	$3.3	$3.2
Net periodic benefit cost reclassified to income from discontinued operations	—	—	(1.2)	$(1.5)
Net periodic benefit cost included in continuing operations	$0.6	$—	$2.1	$1.7

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Service cost	$0.1	$—
Interest cost	0.4	0.5
Amortization of net actuarial losses (gains)	0.1	(0.1)
Net postretirement benefit expense	$0.6	$0.4
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At March 31, 2015 and December 31, 2014, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of March 31, 2015 and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

December 31, 2014, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	March 31, 2015		December 31, 2014
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$11.3	$(21.2)	$28.6	$(21.4)
Energy	0.2	(2.3)	—	(3.4)
Currency	—	(1.3)	—	—
Total	11.5	(24.8)	28.6	(24.8)
Effect of counterparty netting	(10.6)	10.6	(19.6)	19.6
Net derivatives as classified in the balance sheet	$0.9	$(14.2)	$9.0	$(5.2)
The fair value of our derivative financial instruments at March 31, 2015 and December 31, 2014 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
Metal	Prepaid expenses and other current assets	$0.2	$8.7
	Other long-term assets	0.7	0.3
Total		$0.9	$9.0

Liability Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
Metal	Accrued liabilities	$9.4	$0.5
	Other long-term liabilities	1.4	1.3
Energy	Accrued liabilities	2.1	3.4
Currency	Accrued liabilities	1.3	—
Total		$14.2	$5.2
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive Income (Loss). Realized (gains) losses on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2015	March 31, 2014
Metal	$(11.5)	$(9.7)
Energy	1.0	(1.0)
Currency	0.1	—
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2015 and December 31, 2014, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2015, we had 2.4 trillion and 0.8 trillion of British thermal unit forward buy and sell contracts, respectively. As of December 31, 2014, we had 2.9 trillion of British thermal unit forward buy contracts.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. We have entered into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2015 we had 1.0 gallons of diesel swap contracts. We had no diesel swap contracts at December 31, 2014.
Currency Hedging
Our aerospace business exposes the U.S. dollar operating results of our European operations to fluctuations in the Euro as the sales contracts are generally in U.S. dollars while the costs of production are in Euros. In order to mitigate the risk that fluctuations in the Euro may have on our business, we have entered into forward currency contracts. As of March 31, 2015 and December 31, 2014, we had Euro forward contracts covering a notional amount of €34.1 and €0.0, respectively.
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
Recurring Fair Value Measurements
Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. Fair value is defined by Financial Accounting Standards Board Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and the level in the fair value hierarchy:

	Fair value measurements at March 31, 2015 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$11.5	$—	$11.5	$—
Derivative liabilities	(24.8)	—	(24.8)	—
Net derivative liabilities	$(13.3)	$—	$(13.3)	$—

	Fair value measurements at December 31, 2014 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$28.6	$—	$28.6	$—
Derivative liabilities	(24.8)	—	(24.8)	—
Net derivative assets	$3.8	$—	$3.8	$—
Other Financial Instruments
The carrying amount and fair values of our other financial instruments at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$146.1	$146.1	$28.6	$28.6
ABL facility	—	—	224.0	224.0
Exchangeable notes	44.3	63.3	44.2	63.3
7 5/8% senior notes	495.9	510.0	495.5	508.0
7 7/8% senior notes	493.9	504.5	493.6	497.5
Zhenjiang term loans	191.8	192.7	191.5	192.4
Zhenjiang revolver	30.2	30.4	24.2	24.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following tables set forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of March 31, 2015 and December 31, 2014:

	Fair value measurements at March 31, 2015 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$146.1	$146.1	$—	$—
Exchangeable notes	63.3	—	—	63.3
7 5/8% senior notes	510.0	510.0	—	—
7 7/8% senior notes	504.5	504.5	—	—
Zhenjiang term loans	192.7	—	—	192.7
Zhenjiang revolver	30.4	—	—	30.4

	Fair value measurements at December 31, 2014 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$28.6	$28.6	$—	$—
ABL facility	224.0	—	224.0	—
Exchangeable notes	63.3	—	—	63.3
7 5/8% senior notes	508.0	508.0	—	—
7 7/8% senior notes	497.5	497.5	—	—
Zhenjiang term loans	192.4	—	—	192.4
Zhenjiang revolver	24.4	—	—	24.4
The principal amount of the ABL facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.4% as of March 31, 2015 and 1.7% as of December 31, 2014 and expected equity volatility of 45% as of March 31, 2015 and December 31, 2014. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Signature Group Holdings, Inc. (“Signature”) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in the Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. Upon closing, we received $496.2 of cash, and an additional $5.0 of cash and 25,000 shares of Signature’s Series B non-participating preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. In April 2015, we received an additional $57.3 of cash from an adjustment to the sale price as a result of the preliminary determination of the working capital delivered. Transaction costs associated with the sale were $15.9. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business includes substantially all of the operations and assets previously reported in the Extrusions segment. Upon closing, we received approximately €29.6 (or equivalent to approximately $33.5) of cash,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

subject to a post-closing adjustment for working capital. Transaction costs associated with the sale were $5.0. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
The operations of the recycling and specification alloys and the extrusions businesses have been reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 and the assets and liabilities are reported in current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2014. The results of the prior periods have been restated to reflect this presentation.
The preferred shares held in escrow as consideration for the sale of the recycling and specification alloys business have an estimated fair value of $19.3. The fair value of these shares, which is included in “Other long-term assets” on the Consolidated Balance Sheet at March 31, 2015, represents a level 3 fair value measurement, and was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data.
The following table reconciles the major classes of assets and liabilities of discontinued operations of the recycling and specification alloys and extrusions businesses to the assets held for sale that are presented separately in the Consolidated Balance Sheet:

December 31, 2014
Cash and cash equivalents	$7.4
Accounts receivable, net	143.7
Inventories	225.2
Other assets	9.3
Total Current Assets	$385.6

Property, plant and equipment, net	$251.6
Other long-term assets	29.4
Loss recognized on classification as held for sale	(11.2)
Total Long-Term Assets	$269.8

Accounts payable	$139.6
Accrued and other liabilities	46.2
Current portion of long-term debt	10.1
Total Current Liabilities	$195.9

Accrued pension benefits	117.5
Other long-term liabilities	38.9
Total Long-Term Liabilities	$156.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table reconciles the major line items constituting “Income from discontinued operations, net of tax” presented in the Consolidated Statements of Comprehensive Income (Loss):

	For the three months ended
	March 31, 2015	March 31, 2014
Revenues	$287.7	$463.2
Cost of sales	270.0	441.6
Selling, general and administrative expenses	8.7	14.4
Other operating income, net	(2.6)	(0.8)
Operating income from discontinued operations	11.6	8.0
Net gain on sale of discontinued operations	205.3	—
Other (income) expense, net	—	0.1
Income from discontinued operations before income taxes	216.9	7.9
Provision for income taxes	85.8	4.0
Income from discontinued operations, net of tax	$131.1	$3.9
The following table provides the depreciation, capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

	For the three months ended
	March 31, 2015	March 31, 2014
Depreciation	$—	$8.1
Payments for property, plant and equipment	15.5	7.9
Net gain on sale of discontinued operations	205.3	—
We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. Subsequent to the finalization of the transactions, we have recorded sales of $10.1 to the disposed entities and purchases of $2.2 from the disposed entities. Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continue to provide support services such as information technology, human resources, accounting and other services to the disposed entities. Such services will continue for a period of up to two years, or until the disposed entities no longer have need for such services. Subsequent to the closing of the transactions, we invoiced $1.0 to the disposed entities under the transition services agreements during the three months ended March 31, 2015. This amount is reflected as a reduction of SG&A expense in the Consolidated Statements of Comprehensive Income (Loss).
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of March 31, 2015 and December 31, 2014. The condensed consolidating statements of comprehensive income (loss) are presented for the three months ended March 31, 2015 and 2014. The condensed consolidating statements of cash flows are presented for the three months ended March 31, 2015 and 2014.

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of March 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$106.6	$—	$41.8	$(2.3)	$146.1
Accounts receivable, net	—	3.0	149.6	188.6	—	341.2
Inventories	—	—	259.6	333.4	—	593.0
Deferred income taxes	—	—	19.5	8.6	—	28.1
Prepaid expenses and other current assets	—	35.8	11.8	47.2	—	94.8
Intercompany receivables	—	71.5	38.5	8.1	(118.1)	—
Total Current Assets	—	216.9	479.0	627.7	(120.4)	1,203.2
Property, plant and equipment, net	—	—	363.9	561.1	—	925.0
Intangible assets, net	—	—	25.8	15.9	—	41.7
Deferred income taxes	—	—	15.8	130.9	—	146.7
Other long-term assets	—	18.8	6.7	69.0	—	94.5
Intercompany receivables	—	4.8	—	—	(4.8)	—
Investments in subsidiaries	371.4	1,241.3	2.1	—	(1,614.8)	—
Total Assets	$371.4	$1,481.8	$893.3	$1,404.6	$(1,740.0)	$2,411.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$8.5	$109.6	$142.1	$(2.3)	$257.9
Accrued liabilities	—	24.1	59.3	93.2	—	176.6
Deferred income taxes	—	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	0.4	9.9	—	10.3
Intercompany payables	—	38.2	56.7	23.2	(118.1)	—
Total Current Liabilities	—	70.8	226.0	274.6	(120.4)	451.0
Long-term debt	—	1,034.0	0.3	215.7	—	1,250.0
Deferred income taxes	—	—	69.8	9.0	—	78.8
Accrued pension benefits	—	—	55.4	108.7	—	164.1
Accrued postretirement benefits	—	—	45.8	—	—	45.8
Other long-term liabilities	—	—	16.7	32.5	—	49.2
Intercompany payables	4.8	—	—	—	(4.8)	—
Total Long-Term Liabilities	4.8	1,034.0	188.0	365.9	(4.8)	1,587.9
Redeemable noncontrolling interest	—	5.6	—	—	—	5.6
Total equity	366.6	371.4	479.3	764.1	(1,614.8)	366.6
Total Liabilities and Equity	$371.4	$1,481.8	$893.3	$1,404.6	$(1,740.0)	$2,411.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$28.6	$—	$28.6
Accounts receivable, net	—	—	122.8	148.2	—	271.0
Inventories	—	—	272.6	355.3	—	627.9
Deferred income taxes	—	—	19.5	8.6	—	28.1
Prepaid expenses and other current assets	—	0.6	14.8	29.5	—	44.9
Intercompany receivables	—	86.4	65.4	27.6	(179.4)	—
Assets of discontinued operations - current	—	—	131.1	254.5	—	385.6
Total Current Assets	—	87.0	626.2	852.3	(179.4)	1,386.1
Property, plant and equipment, net	—	—	336.6	606.3	—	942.9
Intangible assets, net	—	—	28.1	15.9	—	44.0
Deferred income taxes	—	—	15.8	130.9	—	146.7
Other long-term assets	—	8.3	7.0	57.1	—	72.4
Intercompany receivables	—	4.3	—	—	(4.3)	—
Investments in subsidiaries	296.9	1,566.4	10.4	—	(1,873.7)	—
Assets of discontinued operations - non-current	$—	$—	$107.5	$162.3	$—	$269.8
Total Assets	$296.9	$1,666.0	$1,131.6	$1,824.8	$(2,057.4)	$2,861.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$10.4	$131.2	$126.6	$—	$268.2
Accrued liabilities	—	32.7	73.1	77.5	—	183.3
Deferred income taxes	—	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	0.3	3.0	—	3.3
Intercompany payables	—	62.9	89.7	26.8	(179.4)	—
Liabilities of discontinued operations - current	—	—	71.1	124.8	—	195.9
Total Current Liabilities	—	106.0	365.4	364.9	(179.4)	656.9
Long-term debt	—	1,257.4	0.2	217.3	—	1,474.9
Deferred income taxes	—	—	—	0.4	—	0.4
Accrued pension benefits	—	—	57.4	121.3	—	178.7
Accrued postretirement benefits	—	—	46.4	—	—	46.4
Other long-term liabilities	—	—	14.8	34.4	—	49.2
Intercompany payables	4.3	—	—	—	(4.3)	—
Liabilities of discontinued operations - non-current	—	—	18.9	137.5	—	156.4
Total Long-Term Liabilities	4.3	1,257.4	137.7	510.9	(4.3)	1,906.0
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total equity	292.6	296.9	628.5	948.3	(1,873.7)	292.6
Noncontrolling interest	—	—	—	0.7	—	0.7
Total Liabilities and Equity	$296.9	$1,666.0	$1,131.6	$1,824.8	$(2,057.4)	$2,861.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended March 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$407.6	$343.0	$(4.4)	$746.2
Cost of sales	—	—	378.4	315.4	(4.4)	689.4
Gross profit	—	—	29.2	27.6	—	56.8
Selling, general and administrative expenses	—	4.5	30.8	26.0	—	61.3
Restructuring charges	—	—	2.2	0.7	—	2.9
(Gains) losses on derivative financial instruments	—	—	(1.6)	10.7	—	9.1
Other operating expense, net	—	—	0.9	0.1	—	1.0
Operating loss	—	(4.5)	(3.1)	(9.9)	—	(17.5)
Interest expense, net	—	—	22.1	4.5	—	26.6
Other income, net	—	(0.6)	(1.0)	(14.6)	—	(16.2)
Equity in net (earnings) loss of affiliates	(105.4)	71.4	(0.7)	—	34.7	—
Income (loss) before income taxes	105.4	(75.3)	(23.5)	0.2	(34.7)	(27.9)
(Benefit from) provision for income taxes	—	—	(6.2)	3.9	—	(2.3)
Income (loss) from continuing operations	105.4	(75.3)	(17.3)	(3.7)	(34.7)	(25.6)
Income (loss) from discontinued operations, net of tax	—	180.7	(93.4)	43.8	—	131.1
Net income (loss)	105.4	105.4	(110.7)	40.1	(34.7)	105.5
Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Aleris Corporation	$105.4	$105.4	$(110.7)	$40.0	$(34.7)	$105.4

Comprehensive income (loss)	$71.6	$71.6	$(113.1)	$8.7	$32.9	$71.7
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Aleris Corporation	$71.6	$71.6	$(113.1)	$8.6	$32.9	$71.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended March 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$260.8	$332.5	$(2.4)	$590.9
Cost of sales	—	—	243.7	298.0	(2.4)	539.3
Gross profit	—	—	17.1	34.5	—	51.6
Selling, general and administrative expenses	—	—	25.9	21.6	—	47.5
Restructuring charges	—	—	0.4	—	—	0.4
(Gains) losses on derivative financial instruments	—	—	(3.1)	1.9	—	(1.2)
Other operating expense (income), net	—	—	0.4	(0.3)	—	0.1
Operating (loss) income	—	—	(6.5)	11.3	—	4.8
Interest expense, net	—	—	22.3	3.9	—	26.2
Other (income) expense, net	—	—	(3.7)	3.3	—	(0.4)
Equity in net loss (earnings) of affiliates	17.6	17.6	(0.6)	—	(34.6)	—
(Loss) income before income taxes	(17.6)	(17.6)	(24.5)	4.1	34.6	(21.0)
Provision for income taxes	—	—	0.2	—	—	0.2
(Loss) income from continuing operations	(17.6)	(17.6)	(24.7)	4.1	34.6	(21.2)
Income from discontinued operations, net of tax	—	—	1.1	2.8	—	3.9
Net income (loss)	(17.6)	(17.6)	(23.6)	6.9	34.6	(17.3)
Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net (loss) income attributable to Aleris Corporation	$(17.6)	$(17.6)	$(23.6)	$6.6	$34.6	$(17.6)

Comprehensive (loss) income	$(19.6)	$(19.6)	$(23.0)	$4.3	$38.6	$(19.3)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive (loss) income attributable to Aleris Corporation	$(19.6)	$(19.6)	$(23.0)	$4.0	$38.6	$(19.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended March 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.6	$37.1	$77.4	$(37.5)	$(197.9)	$(120.3)
Investing activities
Payments for property, plant and equipment	—	—	(45.0)	(20.2)	—	(65.2)
Proceeds from the sale of businesses, net of cash transferred	—	289.9	—	228.1	—	518.0
Disbursements of intercompany loans	—	(20.4)	(0.2)	(20.3)	40.9	—
Repayments from intercompany loans	—	5.4	3.8	34.3	(43.5)	—
Equity contributions in subsidiaries	—	(137.5)	(1.1)	—	138.6	—
Return of investment in subsidiaries	—	171.3	0.6	—	(171.9)	—
Other	—	(1.1)	0.7	—	—	(0.4)
Net cash provided (used) by investing activities	—	307.6	(41.2)	221.9	(35.9)	452.4
Financing activities
Proceeds from the ABL facility	—	111.0	—	40.0	—	151.0
Payments on the ABL facility	—	(335.0)	—	(40.0)	—	(375.0)
Proceeds from Zhenjiang revolver	—	—	—	8.5	—	8.5
Payments on the Zhenjiang revolver	—	—	—	(2.6)	—	(2.6)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.1)	0.9	—	0.9
Dividend paid	—	—	(173.5)	(194.0)	367.5	—
Proceeds from intercompany loans	—	20.3	—	20.6	(40.9)	—
Repayments on intercompany loans	—	(34.3)	—	(9.2)	43.5	—
Proceeds from intercompany equity contributions	—	—	137.4	1.2	(138.6)	—
Other	(0.6)	(0.2)	—	—	—	(0.8)
Net cash used by financing activities	(0.6)	(238.1)	(36.2)	(174.6)	231.5	(218.0)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(4.0)	—	(4.0)
Net increase in cash and cash equivalents	—	106.6	—	5.8	(2.3)	110.1
Cash and cash equivalents at beginning of period	—	—	—	36.0	—	36.0
Cash and cash equivalents at end of period	$—	$106.6	$—	$41.8	$(2.3)	$146.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended March 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.2	$(18.6)	$19.2	$24.6	$2.4	$27.8
Investing activities
Payments for property, plant and equipment	—	—	(19.0)	(28.5)	—	(47.5)
Disbursements of intercompany loans	—	(15.0)	(2.2)	(15.0)	32.2	—
Repayments from intercompany loans	—	5.0	2.5	—	(7.5)	—
Other	—	—	(0.3)	0.8	—	0.5
Net cash used by investing activities	—	(10.0)	(19.0)	(42.7)	24.7	(47.0)
Financing activities
Proceeds from the ABL facility	—	25.0	—	15.0	—	40.0
Payments on the ABL facility	—	(15.0)	—	(15.0)	—	(30.0)
Net (payments on) proceeds from other long-term debt	—	—	(0.2)	0.9	—	0.7
Proceeds from intercompany loans	—	15.0	—	17.2	(32.2)	—
Repayments on intercompany loans	—	—	—	(7.5)	7.5	—
Other	(0.2)	(0.1)	—	—	—	(0.3)
Net cash (used) provided by financing activities	(0.2)	24.9	(0.2)	10.6	(24.7)	10.4
Effect of exchange rate differences on cash and cash equivalents	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	(3.7)	—	(7.5)	2.4	(8.8)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	—	—	—	51.4	(0.1)	51.3
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(8.6)	0.1	(8.5)
Cash and cash equivalents of continuing operations	$—	$—	$—	$42.8	$—	$42.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of March 31, 2015 and December 31, 2014 and our consolidated results of operations and cash flows for the three months ended March 31, 2015 and 2014. As discussed further below, we have recently completed the sale of our recycling and specification alloys and extrusions businesses. Accordingly, we have reported these businesses as discontinued operations for each period presented, and reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 12, “Discontinued Operations” to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Our MD&A includes the following sections:

▪	Overview - a general description of our business, recent strategic investments, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2015 and 2014;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2015 and 2014, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three months ended March 31, 2015 and 2014.

This discussion should be read in conjunction with our unaudited consolidated financial statements and notes included elsewhere in this report. The discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly under the caption “- Forward-Looking Statements.”
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive, truck trailer, building and construction, containers and packaging and metal distribution industries.
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 69% of our costs of sales for the three months ended March 31, 2015. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2015 and 2014 were $1,801 and $1,708, respectively, which represents an increase of approximately 5%.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments.
As a result of utilizing LME aluminum prices and regional premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 88% of our sales for the year ended December 31, 2014 were generated from aluminum pass-through arrangements. In addition to using LME prices and regional premiums to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
Although our business model strives to reduce the impact of aluminum price fluctuations on our financial results, it cannot eliminate the impact completely. For example, at times the profitability of our North America segment is impacted by changes in scrap aluminum prices whose movement may not be correlated to movements in LME prices and regional premiums. Furthermore, certain segments are exposed to variability in the regional premium differential charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. In addition to impacting the price we pay for the raw materials we purchase, our customers may be reluctant to place orders with us during times of uncertainty in the pricing of the Midwest Premium or Duty Paid/Unpaid Rotterdam.
For additional information on the key factors impacting our profitability, see “– Our Segments” and “– Critical Measures of Our Financial Performance,” below.
Recent Strategic Initiatives
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Signature Group Holdings, Inc. (“Signature”) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. The sale included 18 production facilities in North America and six in Europe. Upon closing, we received $496.2 million of cash, and an additional $5.0 million of cash and 25,000 shares of Signature’s preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. In addition, in April 2015, we received $57.3 million of cash from adjustments to the sale price as a result of the preliminary determination of the working capital delivered.
On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business includes substantially all of the operations and assets previously reported in our Extrusions segment. Upon closing, we received €29.6 million of cash (or equivalent to approximately $33.5 million), subject to a post-closing adjustment for working capital.
In connection with the completion of the sales of the recycling and specification alloys and extrusions businesses, we have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the consolidated statements of comprehensive income (loss) as “Income from discontinued operations, net of tax.” Our segment disclosures exclude the previously reported Recycling and Specification Alloys North America, Recycling and Specification Alloys Europe and Extrusions reportable segments for the periods included herein.
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
The financial performance of our businesses is determined, in part, by the volume of metric tons shipped and processed. Increased production volume will result in lower per unit costs, while higher shipped volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of commercial margin and commercial margin per ton in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (defined below) from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum), changes in local pricing premiums, product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and currently do not reduce our exposure to changing premium differentials (while exchanges have begun to offer derivative instruments to hedge premium differentials, such markets are not yet widely utilized and are not considered in our risk management practices). While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At March 31, 2015 and December 31, 2014, no cash collateral was posted.
We refer to the difference between the price of aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” In order to improve consistency in the calculation of metal price lag across our segments, the North America segment implemented processes to capture the impact of regional premiums on revenues and metal costs in the first quarter of 2015. During the three months ended March 31, 2015, this change resulted in a decrease of approximately $0.5 million to segment Adjusted EBITDA for North America. Subsequent to the change, the aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
In addition to analyzing our consolidated operating performance based upon revenues and EBITDA, we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
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
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products. Our North America segment produces rolled products for a wide variety of applications, including building and construction, distribution, truck trailer, automotive and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill, continuous cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances, cars and recreational vehicles.
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2015	March 31, 2014	Change	% Change
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons shipped	120.0	86.3	33.7	39%

Revenues	$409.8	$261.3	$148.5	57%
Hedged cost of metal	(251.7)	(151.6)	(100.1)	66
Favorable metal price lag	(3.2)	(3.7)	0.5	(14)
Commercial margin	$154.9	$106.0	$48.9	46%
Commercial margin per ton shipped	$1,291.0	$1,228.4	$62.6	5%

Segment income	$32.0	$26.9	$5.1	19%
Favorable metal price lag	(3.2)	(3.7)	0.5	(14)
Segment Adjusted EBITDA (1)	$28.8	$23.2	$5.6	24%
Segment Adjusted EBITDA per ton shipped	$239.9	$269.3	$(29.4)	(11)%

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium, as well as an aluminum casting plant in Germany that produces rolling slab used by our Europe operations. Our Europe segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the truck trailer, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2015	March 31, 2014	Change	% Change
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons shipped	81.2	86.6	(5.4)	(6)%

Revenues	$333.5	$354.8	$(21.3)	(6)%
Hedged cost of metal	(191.9)	(195.8)	3.9	(2)
Favorable metal price lag	(2.4)	(7.9)	5.5	(70)
Commercial margin	$139.2	$151.1	$(11.9)	(8)%
Commercial margin per ton shipped	$1,714.0	$1,744.4	$(30.4)	(2)%

Segment income	$41.4	$38.1	$3.3	9%
Favorable metal price lag	(2.4)	(7.9)	5.5	(70)
Segment Adjusted EBITDA (1)	$39.1	$30.3	$8.8	29%
Segment Adjusted EBITDA per ton shipped	$481.1	$349.3	$131.8	38%

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Asia Pacific
Our Asia Pacific segment consists of the Zhenjiang rolling mill, a state-of-the-art aluminum rolling mill in China, that produces value-added plate products for the aerospace, engineering, distribution, building and construction, and other truck trailer industry segments worldwide. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications. Substantially all of our products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Construction of the mill was substantially complete in 2012, limited production began in 2013, and the mill continued to incur start-up costs in 2014 representing operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certifications to produce aircraft plate. In the first quarter of 2015, the mill exited the start-up phase. Consequently, segment loss for the three months ended March 31, 2015 consists of revenue less those expenses allocated to the segment as described above. Expenses associated with obtaining product certifications, introducing new products and organization costs continue to be considered start-up costs and have been excluded from segment loss. Such start-up costs totaled $1.3 million during the three months ended March 31, 2015.
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2015	March 31, 2014	Change	% Change
Asia Pacific	(dollars in millions, volume in thousands of tons)
Metric tons shipped	5.1	2.3	2.8	*

Revenues	$21.5	$10.0	$11.5	*
Hedged cost of metal	(13.8)	(10.0)	(3.8)	*
Commercial margin	$7.7	$—	$7.7	*

Segment loss	$(1.9)	$—	$(1.9)	*
Segment Adjusted EBITDA	$(1.9)	$—	$(1.9)	*

Start-up costs	$1.3	$6.5	$(5.2)	*

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
Seasonality and Management Outlook
Demand for certain end-uses we serve, particularly building and construction, is seasonal. This typically results in higher operating income in our second and third quarters, followed by our first and fourth quarters.
We estimate second quarter 2015 segment income and Adjusted EBITDA will be meaningfully higher than the second quarter of 2014. Factors influencing anticipated second quarter 2015 performance include:

▪	automotive volumes are expected to exceed the prior year;

▪	continued seasonal improvement in North America volumes and margins;

▪	aerospace margins to benefit from a stronger U.S. dollar; expect higher volumes than prior year;

▪	lower coil and sheet volumes due to continued weakness in Europe and competitive pressures;

▪	strengthening scrap spreads due to a strong U.S. dollar and industry dynamics;

▪	continued downward pressure on the Midwest and other regional premiums; and

▪	Aleris Operating System is expected to drive increased productivity.
Capital expenditures during the second quarter of 2015 are expected to be higher than the second quarter of 2014 and higher than the first quarter of 2015 as work accelerates on upgrading and expanding capabilities at our Lewisport facility. We currently estimate capital spending of $325.0 million in 2015, including the amounts spent in the first quarter.
Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues for the three months ended March 31, 2015 increased $155.3 million when compared to the prior year period. Approximately $84.0 million of the increase resulted from higher aluminum prices and regional premiums, which increased the average price of aluminum included in our invoiced prices. A 19% increase in volumes contributed approximately $90.5 million to the revenue increase. The increased volumes were primarily the result of the April 1, 2014 acquisition of Nichols Aluminum LLC (“Nichols”), whose facilities generated approximately $90.8 million of revenue in the first quarter of 2015. Volumes were also impacted by improved demand from the building and construction and truck trailer industries in North America, the automotive industry in Europe and the aerospace and distribution industries served by our Asia Pacific operations. These increases were offset by a decrease in European regional commercial plate and sheet volumes resulting from weakness in the European economy and competitive pressures, as well as a decrease in shipments of low value-added billets as more European casthouse production was used by our rolling operations. Improved rolling margins increased revenues by approximately $6.0 million. These increases were partially offset by a stronger U.S. dollar that decreased revenues by approximately $41.0 million.

Gross profit for the three months ended March 31, 2015 was $56.8 million compared to $51.6 million for the three months ended March 31, 2014. Higher volumes and rolling margins increased gross profit approximately $13.0 million. A stronger U.S. dollar also resulted in an increase of approximately $3.0 million, as the impact on our U.S. dollar-based aerospace sales contracts was partially offset by the unfavorable impact on the translation of our Euro-based gross profit. In addition, start-up costs, primarily representing operating losses incurred by our Asia Pacific segment while ramping up production in 2014 and expenses associated with obtaining certifications to produce aircraft plate, decreased $6.2 million. These favorable impacts were offset by an $8.8 million increase in depreciation expense, primarily resulting from the acquisition of Nichols, as well as inflation in employee and energy costs, which were partially offset by productivity-related savings, resulting in a $1.0 million decrease to gross profit. Metal price lag, excluding realized gains and losses on metal derivative financial instruments, had an estimated $7.8 million unfavorable impact on gross profit for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.
SG&A expenses were $61.3 million for the three months ended March 31, 2015 as compared to $47.5 million for the three months ended March 31, 2014. The $13.8 million increase primarily resulted from increased professional fees and business development costs of approximately $5.6 million, increased start-up costs of $1.6 million related to the North America autobody sheet project, increases in employee costs of approximately $1.3 million and an increase in depreciation and amortization expense of approximately $2.6 million.
During the three months ended March 31, 2015 and 2014, we recorded realized gains on derivative financial instruments of $10.4 million and $10.7 million, respectively, and unrealized losses of $19.5 million and $9.5 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Further impacting our year-to-date results was an increase of $15.8 million in other income resulting from the benefit that the strengthening U.S. dollar had on the remeasurement of U.S. dollar denominated working capital and debt held by our foreign operations.
Income from discontinued operations, net of tax increased $127.2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The discontinued operations include the results of our former recycling and specification alloys and extrusions businesses. The increase was primarily due to a gain of $205.3 million that was recorded upon finalization of the sales of the discontinued operations in the first quarter of 2015.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31, 2015	March 31, 2014	Change	% Change
	(dollars in millions)
Revenues	$746.2	$590.9	$155.3	26%
Cost of sales	689.4	539.3	150.1	28
Gross profit	56.8	51.6	5.2	10
Gross profit as a percentage of revenues	7.6%	8.7%	(1.1)%	(13)
Selling, general and administrative expenses	61.3	47.5	13.8	29
Restructuring charges	2.9	0.4	2.5	*
Losses (gains) on derivative financial instruments	9.1	(1.2)	10.3	*
Other operating expense, net	1.0	0.1	0.9	*
Operating (loss) income	(17.5)	4.8	(22.3)	*
Interest expense, net	26.6	26.2	0.4	2
Other income, net	(16.2)	(0.4)	(15.8)	*
Loss from continuing operations before income taxes	(27.9)	(21.0)	(6.9)	33
(Benefit from) provision for income taxes	(2.3)	0.2	(2.5)	*
Loss from continuing operations	(25.6)	(21.2)	(4.4)	*
Income from discontinued operations, net of tax	131.1	3.9	127.2	*
Net income (loss)	105.5	(17.3)	122.8	*
Net income from discontinued operations attributable to noncontrolling interests	0.1	0.3	(0.2)	(67)%
Net loss attributable to Aleris Corporation	$105.4	$(17.6)	$123.0	*

Total segment income	$71.5	$65.0	$6.5	10%
Depreciation and amortization	(36.6)	(25.1)	(11.5)	46
Other corporate general and administrative expenses	(17.9)	(15.0)	(2.9)	19
Interest expense, net	(26.6)	(26.2)	(0.4)	2
Unallocated losses on derivative financial instruments	(19.6)	(9.6)	(10.0)	*
Unallocated currency exchange (gains)losses	10.4	(1.5)	11.9	*
Restructuring charges	(2.9)	(0.4)	(2.5)	*
Start-up costs	(3.8)	(8.4)	4.6	*
Other (expense) income, net	(2.4)	0.2	(2.6)	*
Loss from continuing operations before income taxes	$(27.9)	$(21.0)	$(6.9)	33%

* Result is not meaningful.

Revenues and Shipments
The following tables present revenues and metric tons shipped by segment:

	For the three months ended
	March 31, 2015	March 31, 2014	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$409.8	$261.3	$148.5	57%
Europe	333.5	354.8	(21.3)	(6)
Asia Pacific	21.5	10.0	11.5	115
Intersegment revenues	(4.8)	(6.5)	1.7	(26)
	760.0	619.6	140.4	23
Shipments to discontinued operations	(13.8)	(28.7)	14.9	(52)
Consolidated revenues	$746.2	$590.9	$155.3	26%

Metric tons shipped:
North America	120.0	86.3	33.7	39%
Europe	81.2	86.6	(5.4)	(6)
Asia Pacific	5.1	2.3	2.8	122
Intersegment shipments	(5.5)	(1.0)	(4.5)	450
	200.8	174.2	26.6	15
Metric tons shipped to discontinued operations	(3.6)	(8.8)	5.2	(59)
Total metric tons shipped	197.2	165.4	31.8	19%

* Result is not meaningful.
The following table presents the estimated impact of key factors that resulted in the 26% increase in our consolidated revenues from the first three months of 2014 to the first three months 2015:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$43.0	16%	$41.0	12%	$—	*	$84.0	14%
Commercial price	4.0	2	2.0	—	—	*	6.0	1
Volume/Mix	102.0	39	(23.0)	(6)	11.5	115%	90.5	15
Currency	—	—	(41.0)	(12)	—	*	(41.0)	(7)
Other	(0.4)	*	(0.3)	*	—	*	(0.7)	—
Total	$148.6	57%	$(21.3)	(6)%	$11.5	115%	$138.8	23%
Intra-entity revenues							16.5	3
Total							$155.3	26%

* Result is not meaningful.

North America Revenues
North America revenues for the three months ended March 31, 2015 increased $148.5 million compared to the three months ended March 31, 2014. This increase was primarily due to the following:

▪
a 39% increase in shipments resulted in increased revenues of approximately $102.0 million. The increased shipments primarily related to the acquired Nichols business, as well as increased demand from the building and construction, automotive and truck trailer industries, partially offset by weaker distribution demand;

▪
higher LME prices and Midwest Premium increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $43.0 million of the increase in revenues; and

▪	improved rolling margins increased revenues approximately $4.0 million.
Europe Revenues
Europe revenues for the three months ended March 31, 2015 decreased $21.3 million compared to the three months ended March 31, 2014. This decrease was primarily due to the following:

▪	a stronger U.S. dollar decreased revenue by approximately $41.0 million; and

▪
a 6% decrease in volumes resulted in a $23.0 million decrease in revenues. Regional plate and sheet volume declined during the quarter as a result of the weak European economy and competitive pressure. These decreases were partially offset by strong demand for autobody sheet from the automotive industry. Shipments to the automotive industry increased 11%. Aerospace shipments were flat compared to the prior year period, indicating that the prolonged inventory overhang impacting aircraft manufacturers over the past several quarters is easing.

These decreases were partially offset by higher LME prices and premiums that increased the average price of aluminum included in our invoiced prices and increased revenues by approximately $41.0 million.
Asia Pacific Revenues
Asia Pacific revenues increased $11.5 million as production of and demand for commercial plate products improved and shipments of aerospace plate increased following the attainment of certifications from several original equipment manufacturers in 2014.

Segment Income (Loss) and Gross Profit
For the three months ended March 31, 2015 and 2014, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2015	March 31, 2014	Change	% Change
Segment income (loss):	(dollars in millions)
North America	$32.0	$26.9	$5.1	19%
Europe	41.4	38.1	3.3	9
Asia Pacific	(1.9)	—	(1.9)	*
Total segment income	71.5	65.0	6.5	10
Items excluded from segment income and included in gross profit:
Depreciation	(29.2)	(20.4)	(8.8)	43
Start-up costs	(0.6)	(6.8)	6.2	(91)
Other	(1.5)	—	(1.5)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	33.2	25.2	8.0	32
Realized gains on derivative financial instruments	(10.5)	(10.7)	0.2	*
Other income, net	(6.1)	(0.7)	(5.4)	*
Gross profit	$56.8	$51.6	$5.2	10%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended March 31, 2015 increased by $5.1 million compared to the three months ended March 31, 2014. This increase was primarily due to the following:

▪	stronger volumes in building and construction, coupled with a more value added mix in distribution, have driven solid margin expansion and increased segment income approximately $4.0 million;

▪	a 39% increase in volumes partially offset by unfavorable cost absorption increased segment income approximately $4.0 million;

▪	improved scrap spreads and metal related synergies due to the Nichols acquisition increased segment income by approximately $1.0 million; and

▪	$3.0 million of productivity gains that offset the impact of inflation on employee and energy costs.
These increases were partially offset by other costs, including professional fees associated with our ongoing business improvement process plans, that decreased segment income by approximately $2.0 million.
Europe Segment Income
Europe segment income for the three months ended March 31, 2015 increased by $3.3 million compared to the three months ended March 31, 2014. This increase was primarily due to the following:

▪	favorable currency movements, resulting from the strengthening of the U.S. dollar, increased segment income by approximately $10.0 million;

▪
a favorable mix of products sold, resulting from an increase in automotive volume that more than offset the decrease in total volumes, as well favorable cost absorption, increased segment income by approximately $2.0 million; and

▪	lower costs for external slabs and hardeners increased segment income by approximately $1.0 million.

These increases were partially offset by:

▪	unfavorable metal price lag compared to the prior year period, resulting from more stable LME prices and premiums, decreased segment income by an estimated $5.5 million; and

▪
higher costs associated with inflation in employee and other conversion costs as well as costs associated with our ongoing business improvement process plans were partially offset by productivity-related savings resulting in a decrease in segment income of $4.0 million.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses were $61.3 million for the three months ended March 31, 2015 compared to $47.5 million for the three months ended March 31, 2014. The $13.8 million increase was primarily due to the following:

▪	increases in professional fees and business development costs associated with the divestitures and other strategic initiatives of approximately $5.6 million;

▪	an increase in depreciation and amortization expense of approximately $2.6 million;

▪	a $1.6 million increase in start-up costs related to labor, consulting and other expenses incurred for the North America autobody sheet project; and

▪
increases in employee costs of $1.3 million resulting from the acquisition of Nichols, higher incentive compensation accruals and the hiring of personnel to facilitate our business process improvements.

Gains and Losses on Derivative Financial Instruments
During the three months ended March 31, 2015 and 2014, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	March 31, 2015	March 31, 2014
Realized (gains) losses	(in millions)
Metal	$(11.5)	$(9.7)
Energy	1.0	(1.0)
Currency	0.1	—
Unrealized losses (gains)
Metal	18.8	9.7
Energy	(0.8)	(0.2)
Currency	1.5	—
Total losses (gains)	$9.1	$(1.2)
During the three months ended March 31, 2015, we estimate that metal price lag unfavorably impacted gross profit by approximately $5.9 million while we experienced metal hedge gains of $11.5 million. The resulting $5.6 million of net metal price lag improved our consolidated operating results for the three months ended March 31, 2015. During the three months ended March 31, 2014, we estimate that metal price lag favorably impacted gross profit by approximately $1.9 million while we experienced metal hedge gains of $9.7 million. The resulting $11.6 million of net metal price lag improved our consolidated operating results for the three months ended March 31, 2014.
Provision for Income Taxes
Our effective tax rates were 8.1% and (1.4)% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of March 31, 2015, we had $2.4 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2015, we had approximately $0.3 million of accrued interest related to uncertain tax positions.
The 2009 through 2014 tax years remain open to examination.
Income (loss) from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax increased $127.2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to a net gain of $205.3 million that was recorded upon finalization of the sales of the discontinued operations in the first quarter of 2015.

Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility and China Loan Facility (each as defined below) will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our indebtedness, including borrowing base limitations under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015, as updated in our quarterly and periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
In the first quarter of 2015, we received cash proceeds, prior to fees and taxes, of approximately $496.2 million from the completion of the sale of our recycling and specification alloys businesses and cash proceeds, prior to fees and taxes, of approximately €29.6 million (or equivalent to approximately $33.5 million) from the completion of the sale of our extrusions business. In the second quarter of 2015, we received cash proceeds of approximately $57.3 million from adjustments to the sale price of the recycling and specification alloys businesses as a result of the preliminary determination of the working capital delivered. The final purchase prices of both transactions remain subject to, among other things, the final determination of working capital delivered. A portion of these cash proceeds were used to pay down borrowings on our ABL Facility. We expect to use the remaining proceeds to fund strategic capital projects and/or repay existing indebtedness.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the three months ended March 31, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations, as permitted by GAAP. For a summary of depreciation, capital expenditures and significant operating noncash items of discontinued operations for the three months ended March 31, 2015 and 2014, see Note 12, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-Q.

	For the three months ended
	March 31, 2015	March 31, 2014
Net cash (used) provided by:	(in millions)
Operating activities	$(120.3)	$27.8
Investing activities	452.4	(47.0)
Financing activities	(218.0)	10.4
Cash Flows from Operating Activities
Cash flows used by operating activities were $120.3 million for the three months ended March 31, 2015, which resulted from $16.2 million of cash from earnings offset by a $136.5 million increase in net operating assets. The significant components of the change in net operating assets included increases of $161.6 million and $19.4 million in accounts receivable and accounts payable, respectively, and decreases of $19.7 million and $10.7 million in inventories and accrued liabilities, respectively. The increase in accounts receivable was due primarily to increased seasonal sales volume as compared to December 2014. Our average days sales outstanding (“DSO”) for the twelve months ended March 31, 2015 remained consistent with the DSO for the year ended December 31, 2014. The decrease in accrued liabilities resulted primarily from the payment of fees and expenses accrued at December 31, 2014 for the sale of our discontinued operations as well as decreased toll liabilities. The change in inventories was due in part to the decreased LME prices in inventory as compared to the end of 2014. Our average days inventory outstanding (“DIO”) and average days payables outstanding (“DPO”) for the twelve months ended March 31, 2015 remained consistent with the average DIO and DPO for the year ended December 31, 2014.
Cash flows provided by operating activities were $27.8 million for the three months ended March 31, 2014, which resulted from $33.2 million of cash from earnings, partially offset by a $5.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $83.5 million, $11.1 million and $90.3 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2013. Our average DSO for the twelve months ended March 31, 2014 remained consistent with the average DSO for the year ended December 31, 2013. However, revenues in the month of March 2014 were approximately $96.5 million higher than the month of December 2013, leading to an increase in accounts receivable. Our average DIO and average DPO for the twelve months ended March 31, 2014 remained consistent with the DIO and DPO for the year ended December 31, 2013. The increase in accounts payables resulted from the timing of purchases in the fourth quarter of 2013.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $452.4 million for the three months ended March 31, 2015 and included $518.0 million of cash proceeds, net of cash transferred, from the sales of our recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $65.2 million of capital expenditures during the quarter.
Cash flows used by investing activities were $47.0 million for the three months ended March 31, 2014 and included $47.5 million of capital expenditures.
Cash Flows from Financing Activities
Cash flows used by financing activities for the three months ended March 31, 2015 included $224.0 million of net repayments on the ABL Facility and $8.5 million of proceeds from the China Loan Facility.
Cash flows provided by financing activities for the three months ended March 31, 2014 included $10.0 million of net proceeds from the ABL Facility.

ABL Facility
The amended and restated ABL Facility, as amended, is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary) and up to $15.0 million by any subsidiary organized in Canada that become a party to the facility (the “ABL Facility”). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans. As of March 31, 2015, we estimate that the borrowing base would have supported borrowings of $419.8 million. As of March 31, 2015, Aleris International had no borrowings outstanding under the ABL Facility. After giving effect to the outstanding letters of credit of $39.3 million, Aleris International had $380.5 million available for borrowing as of March 31, 2015.
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
The ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly owned domestic subsidiaries located in the U.S., and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of March 31, 2015.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $161.8 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.8 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2015, the full amount of the Zhenjiang Term Loans was drawn and $30.2 million was drawn on the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. However, certain borrowings on the Zhenjiang Revolver are repayable at earlier dates.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2015. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin are examples of non-GAAP financial measures that we believe provide investors and other users of our financial information with useful information.
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin, as performance metrics and believes these measures provide additional information commonly used by holders of the Senior Notes and parties to the ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indentures governing the Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing the ABL Facility. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.

Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income from discontinued operations, net of tax. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, the impact of recording inventory and other items at fair value through purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after June 1, 2010 and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA, Adjusted EBITDA and segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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
For reconciliations of EBITDA and Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of commercial margin to revenues, which are the most directly comparable financial measures presented in accordance with GAAP, for the North America and Europe segments, see the reconciliations in “– Our Segments.”

For the three months ended March 31, 2015 and 2014, our reconciliation of Adjusted EBITDA to net income (loss) attributable to Aleris Corporation and net cash (used) provided by operating activities is presented below.

	For the three months ended
	March 31, 2015	March 31, 2014
	(in millions)
Adjusted EBITDA from continuing operations	$55.0	$43.4
Unrealized gains on derivative financial instruments of continuing operations	(19.5)	(9.6)
Restructuring charges	(2.9)	(0.4)
Unallocated currency exchange gains on debt	9.8	—
Stock-based compensation expense	(2.7)	(4.2)
Start-up costs	(3.8)	(8.4)
Favorable metal price lag	5.6	11.6
Other	(6.3)	(2.4)
EBITDA from continuing operations	35.2	30.0
Interest expense, net	(26.6)	(26.2)
Benefit from (provision for) income taxes	2.3	(0.2)
Depreciation and amortization from continuing operations	(36.6)	(25.1)
Income from discontinued operations, net of tax	131.1	3.9
Net income (loss) attributable to Aleris Corporation	105.4	(17.6)
Net income from discontinued operations attributable to noncontrolling interest	0.1	0.3
Net income (loss)	105.5	(17.3)
Depreciation and amortization	36.6	33.2
(Benefit from) provision for deferred income taxes	78.7	0.5
Stock-based compensation expense	2.7	4.2
Unrealized losses on derivative financial instruments	17.4	9.3
Currency exchange (gains) losses on debt	(11.3)	0.3
Amortization of debt issuance costs	1.7	2.0
Gain on sale of discontinued operations	(205.3)	—
Other	(9.8)	1.1
Change in operating assets and liabilities:
Change in accounts receivable	(161.6)	(83.5)
Change in inventories	19.7	(11.1)
Change in other assets	(3.3)	2.3
Change in accounts payable	19.4	90.3
Change in accrued liabilities	(10.7)	(3.5)
Net cash (used) provided by operating activities	$(120.3)	$27.8
For the three months ended March 31, 2015 and 2014, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
	(in millions)
Revenues	$746.2	$590.9
Hedged cost of metal	(438.8)	(322.2)
Favorable metal price lag	(5.6)	(11.6)
Commercial margin	$301.8	$257.1

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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2015 for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2015.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2015.
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
The forward-looking statements set forth in this document regarding, among other things, future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners, such as zinc and copper, natural gas and other fuels, as well as changes in currency and interest rates. For metal hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
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
Metal Hedging
Aluminum ingots, copper and zinc are internationally produced, priced and traded commodities, with the LME being the primary exchange. As part of our efforts to preserve margins, we enter into LME future, swap or forward purchase contracts. For accounting purposes, we do not consider our metal derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME futures, swaps or forwards contracts are then sold.
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future, swaps or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME futures, swaps or forwards contracts are purchased. These derivatives generally settle within three months.
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2015 and December 31, 2014, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Additionally, to mitigate the impact of the volatility of diesel fuel prices on our freight costs, we can enter into diesel fuel swaps with financial counterparties. We do not consider our natural gas or diesel fuel derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2015, we had 2.4 trillion and 0.8 trillion of British thermal unit forward contracts, respectively. As of December 31, 2014, we had 2.9 trillion of British thermal unit forward contracts.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2015 we had 1.0 million gallons of diesel swap contracts. We had no diesel fuel swap contracts at December 31, 2014.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace business exposes the U.S. dollar operating results of our European operations to fluctuations in the Euro as sales contracts are generally in U.S. dollars while the costs of production are in Euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. During the first quarter of 2015, in order to mitigate the risk that fluctuations in the Euro may have on our business, we have entered into forward currency contracts over a twelve month period with total notional amounts of €34.1 million.
Interest Rate Risks
As of March 31, 2015, approximately 82% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2015, Aleris International had no borrowings under the ABL Facility and Aleris Zhenjiang had $192.4 million of borrowings under the Zhenjiang Term Loans and $30.4 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2015 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2015:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(9.9)	$(7.9)
Energy	(2.1)	(0.7)
Currency	(1.3)	(3.7)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1
Consent, Release and First Amendment to Amended and Restated Credit Agreement and Other Credit Documents, dated as of February 27, 2015, among Aleris International, Inc., the other borrowers party thereto, the lenders party thereto and Bank of America N.A., as administrative agent (filed as Exhibit 4.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed on March 5, 2015, and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	May 13, 2015	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)