Form 10-Q
period 2015-06-30
Aleris Corp
filed 2015-08-04
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,664,537 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2015.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$190.7	$28.6
Accounts receivable (net of allowances of $6.0 and $6.5 at June 30, 2015 and December 31, 2014, respectively)	343.6	271.0
Inventories	556.8	627.9
Deferred income taxes	28.1	28.1
Prepaid expenses and other current assets	51.3	44.9
Assets of discontinued operations - current	—	385.6
Total Current Assets	1,170.5	1,386.1
Property, plant and equipment, net	988.2	942.9
Intangible assets, net	40.0	44.0
Deferred income taxes	146.7	146.7
Other long-term assets	99.4	72.4
Assets of discontinued operations - long-term	—	269.8
Total Assets	$2,444.8	$2,861.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$275.6	$268.2
Accrued liabilities	208.4	183.3
Deferred income taxes	6.2	6.2
Current portion of long-term debt	10.1	3.3
Liabilities of discontinued operations - current	—	195.9
Total Current Liabilities	500.3	656.9
Long-term debt	1,251.3	1,474.9
Deferred income taxes	62.4	0.4
Accrued pension benefits	164.7	178.7
Accrued postretirement benefits	45.2	46.4
Other long-term liabilities	49.7	49.2
Liabilities of discontinued operations - long-term	—	156.4
Total Long-Term Liabilities	1,573.3	1,906.0
Redeemable noncontrolling interest	—	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,664,537 and 31,281,513 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	424.3	414.1
Retained earnings	125.9	39.1
Accumulated other comprehensive loss	(179.3)	(160.9)
Total Aleris Corporation Equity	371.2	292.6
Noncontrolling interest	—	0.7
Total Equity	371.2	293.3
Total Liabilities and Equity	$2,444.8	$2,861.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$773.8	$749.4	$1,520.1	$1,340.3
Cost of sales	716.6	690.0	1,406.2	1,229.3
Gross profit	57.2	59.4	113.9	111.0
Selling, general and administrative expenses	52.5	54.8	113.8	102.3
Restructuring charges	4.9	0.5	7.7	0.9
(Gains) losses on derivative financial instruments	(8.8)	2.8	0.4	1.6
Other operating expense, net	0.3	—	1.3	0.1
Operating income (loss)	8.3	1.3	(9.3)	6.1
Interest expense, net	24.5	26.9	51.1	53.1
Other expense (income), net	3.3	(0.5)	(13.0)	(1.0)
Loss from continuing operations before income taxes	(19.5)	(25.1)	(47.4)	(46.0)
(Benefit from) provision for income taxes	(12.7)	0.3	(14.9)	0.6
Loss from continuing operations	(6.8)	(25.4)	(32.5)	(46.6)
(Loss) income from discontinued operations, net of tax	(11.8)	8.3	119.4	12.2
Net (loss) income	(18.6)	(17.1)	86.9	(34.4)
Net income from discontinued operations attributable to noncontrolling interest	—	0.4	0.1	0.7
Net (loss) income attributable to Aleris Corporation	$(18.6)	$(17.5)	$86.8	$(35.1)

Comprehensive (loss) income	$(3.2)	$(20.7)	$68.5	$(40.0)
Comprehensive income attributable to noncontrolling interest	—	0.4	0.1	0.7
Comprehensive (loss) income attributable to Aleris Corporation	$(3.2)	$(21.1)	$68.4	$(40.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2015	June 30, 2014
Operating activities
Net income (loss)	$86.9	$(34.4)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	65.2	70.7
Provision for deferred income taxes	59.2	2.3
Stock-based compensation expense	5.3	8.2
Unrealized losses on derivative financial instruments	2.3	8.5
Currency exchange gains on debt	(8.8)	(0.1)
Amortization of debt issuance costs	3.2	3.9
Net gain on sale of discontinued operations	(197.2)	—
Other	(9.9)	3.5
Changes in operating assets and liabilities:
Change in accounts receivable	(159.8)	(104.6)
Change in inventories	58.6	(56.7)
Change in other assets	(0.1)	0.5
Change in accounts payable	36.2	89.1
Change in accrued liabilities	(14.4)	1.8
Net cash used by operating activities	(73.3)	(7.3)
Investing activities
Payments for property, plant and equipment	(120.7)	(78.4)
Proceeds from the sale of businesses, net of cash transferred	575.1	—
Purchase of a business	—	(110.0)
Other	(0.3)	5.9
Net cash provided (used) by investing activities	454.1	(182.5)
Financing activities
Proceeds from the ABL facilities	151.0	240.0
Payments on the ABL facilities	(375.0)	(69.0)
Proceeds from the Zhenjiang revolver	8.5	11.5
Payments on the Zhenjiang revolver	(2.9)	—
Net proceeds from other long-term debt	0.4	0.6
Debt issuance costs	(3.8)	—
Other	(0.9)	(1.0)
Net cash (used) provided by financing activities	(222.7)	182.1
Effect of exchange rate differences on cash and cash equivalents	(3.4)	(0.5)
Net increase (decrease) in cash and cash equivalents	154.7	(8.2)
Cash and cash equivalents at beginning of period	36.0	60.1
Cash and cash equivalents at end of period	190.7	51.9
Cash and cash equivalents included within assets of discontinued operations - current	—	(8.0)
Cash and cash equivalents of continuing operations	$190.7	$43.9

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
Recent Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This guidance simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect that the adoption of this standard will have a material effect on the Company’s financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our financial statements, other than the reclassification of deferred issuance costs in accordance with the new presentation requirements. At June 30, 2015, our deferred debt issuance costs, included in “Other long-term assets” on the Consolidated Balance Sheet, were $10.6.
2. INVENTORIES
The components of our “Inventories” as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Raw materials	$155.3	$217.3
Work in process	227.1	228.2
Finished goods	148.8	155.9
Supplies	25.6	26.5
Total inventories of continuing operations	556.8	627.9
Total inventories included within assets of discontinued operations - current	—	225.2
Total inventories	$556.8	$853.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

3. LONG-TERM DEBT
Our debt as of June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
ABL facilities	$—	$224.0
7 5/8% senior notes due 2018, net of discount of $3.8 and $4.5 at June 30, 2015 and December 31, 2014, respectively	496.2	495.5
7 7/8% senior notes due 2020, net of discount of $5.8 and $6.4 at June 30, 2015 and December 31, 2014, respectively	494.2	493.6
Exchangeable notes, net of discount of $0.5 and $0.6 at June 30, 2015 and December 31, 2014, respectively	44.3	44.2
Zhenjiang term loans, net of discount of $0.8 and $0.9 at June 30, 2015 and December 31, 2014, respectively	191.9	191.5
Zhenjiang revolver, net of discount of $0.2 and $0.2 at June 30, 2015 and December 31, 2014, respectively	29.9	24.2
Other	4.9	5.2
Total debt of continuing operations	1,261.4	1,478.2
Less: Current portion of long-term debt	10.1	3.3
Total long-term debt of continuing operations	$1,251.3	$1,474.9
In connection with the entry into the 2015 ABL Facility described below, on June 15, 2015, Aleris International terminated the Amended and Restated Credit Agreement, dated June 30, 2011, among Aleris International, each subsidiary of Aleris International a party thereto, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, and the other parties thereto.
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement providing for a $600.0 revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 by Aleris International and its U.S. subsidiaries and up to a combined $300.0 by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The 2015 ABL Facility contains, in the aggregate, a $45.0 sublimit for swingline loans and also provides for the issuance of up to $125.0 of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by up to an additional $300.0, subject to certain conditions.
Borrowings under the 2015 ABL Facility bear interest at rates equal to the following:

▪
in the case of borrowings in U.S. dollars, (a) a LIBOR determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), plus an applicable margin ranging from 1.50% to 2.00% based on excess availability under the 2015 ABL Facility or (b) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank, N.A.’s prime lending rate and (2) the one month Eurodollar Rate, plus an applicable margin ranging from 0.50% to 1.00% based on excess availability under the 2015 ABL Facility;

▪	in the case of borrowings in euros, a EURIBOR determined by the administrative agent plus an applicable margin ranging from 1.50% to 2.00% based on excess availability under the 2015 ABL Facility; and

▪
in the case of borrowings in Sterling, a LIBOR determined by reference to the offered rate for deposits in Sterling for the interest period relevant to such borrowing, plus an applicable margin ranging from 1.50% to 2.00% based on excess availability under the 2015 ABL Facility.

In addition to paying interest on any outstanding principal under the 2015 ABL Facility, Aleris International is required to pay a commitment fee in respect of unutilized commitments ranging from 0.250% to 0.375% based on average utilization for the applicable period. Aleris International must also pay customary letter of credit fees and agency fees.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The 2015 ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales and casualty proceeds relating to the collateral for the 2015 ABL Facility under certain circumstances, and (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the 2015 ABL Facility.
In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the 2015 ABL Facility exceed the applicable borrowing base in effect at such time, Aleris International is required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.
There is no scheduled amortization under the 2015 ABL Facility. The principal amount outstanding will be due and payable in full on June 15, 2020. However, an early maturity provision would be triggered 60 days prior to the stated maturity of each of Aleris International’s 7 5/8% senior notes and 7 7/8% senior notes unless less than $10.0 of the applicable senior notes remain outstanding and more than $100.0 is available under the 2015 ABL Facility.
Aleris International may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days’ prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans, Sterling LIBOR loans and EURIBOR loans.
The credit agreement governing the 2015 ABL Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things:

▪	incur additional debt;

▪	create liens;

▪	merge, consolidate or sell assets;

▪	make investments, loans and acquisitions;

▪	pay dividends and make certain payments; or

▪	enter into affiliate transactions.
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default.
The 2015 ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S. and substantially all of the current assets and related intangible assets of substantially all of its wholly owned U.S. subsidiaries under a pledge and security agreement. The obligations of the Swiss borrower, the Belgian borrower and the German borrowers are secured by their respective current assets and related intangible assets, if any.
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
Our reserves for environmental remediation liabilities totaled $26.4 and $24.4 at June 30, 2015 and December 31, 2014, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2015 and December 31, 2014, $13.3 and $15.0, respectively, are indemnified.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $4.9 and $4.6 at June 30, 2015 and December 31, 2014, respectively. The amount represents the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the six months ended June 30, 2015:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2015	$292.6	$0.7	$293.3	$5.7
Net income	86.8	0.1	86.9	—
Other comprehensive loss	(18.4)	—	(18.4)	—
Stock-based compensation activity	4.5	—	4.5	—
Conversion of Aleris International preferred stock to common stock	5.6	—	5.6	(5.6)
Other	0.1	(0.8)	(0.7)	(0.1)
Total equity at June 30, 2015	$371.2	$—	$371.2	$—
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2015	31,281,513
Issuance associated with vested restricted stock units	78,475
Issuance upon conversion of Aleris International preferred stock	304,549
Balance at June 30, 2015	31,664,537

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2015:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2015	$(47.2)	$(113.7)	$(160.9)
Current period currency translation adjustments	(71.3)	5.2	(66.1)
Reclassification into earnings due to the sale of businesses	16.4	28.8	45.2
Amortization of net actuarial losses, net of tax	—	2.5	2.5
Balance at June 30, 2015	$(102.1)	$(77.2)	$(179.3)
A summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Reclassification into earnings due to the sale of businesses	$(45.2)	(a)
Amortization of net actuarial losses	(3.1)	(b)
Deferred tax benefit on pension and other postretirement liability adjustments	0.6
Losses reclassified into earnings, net of tax	$(47.7)
(a) This reclassification out of accumulated other comprehensive loss is included in “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive (Loss) Income.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended June 30, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$410.1	$342.4	$21.3		$773.8
Intra-entity revenues	0.1	8.5	2.0	$(10.6)	—
Total revenues	$410.2	$350.9	$23.3	$(10.6)	$773.8
Segment income	$24.6	$23.0	$0.1		$47.7

Three months ended June 30, 2014	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$418.4	$321.3	$9.7		$749.4
Intra-entity revenues	0.7	30.9	1.6	$(33.2)	—
Total revenues	$419.1	$352.2	$11.3	$(33.2)	$749.4
Segment income	$22.4	$34.4	$—		$56.8

Six months ended June 30, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$819.4	$659.8	$40.9		$1,520.1
Intra-entity revenues	0.7	24.7	3.9	$(29.3)	—
Total revenues	$820.1	$684.5	$44.8	$(29.3)	$1,520.1
Segment income (loss)	$56.6	$64.4	$(1.8)		$119.2

Six months ended June 30, 2014	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$679.2	$644.5	$16.6		$1,340.3
Intra-entity revenues	1.2	62.5	4.6	$(68.3)	—
Total revenues	$680.4	$707.0	$21.2	$(68.3)	$1,340.3
Segment income	$49.3	$72.5	$—		$121.8
The following table reconciles total segment income to “Loss from continuing operations before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total segment income	$47.7	$56.8	$119.2	$121.8
Unallocated amounts:
Depreciation and amortization	(28.7)	(29.2)	(65.2)	(54.3)
Other corporate general and administrative expenses	(15.2)	(18.5)	(33.2)	(33.5)
Restructuring charges	(4.9)	(0.5)	(7.7)	(0.9)
Interest expense, net	(24.5)	(26.9)	(51.1)	(53.1)
Unallocated gains (losses) on derivative financial instruments	15.1	(0.1)	(4.5)	(9.7)
Unallocated currency exchange (losses) gains	(2.2)	0.6	8.2	(0.8)
Start-up costs	(3.9)	(7.0)	(7.8)	(15.4)
Other (expense) income, net	(2.9)	(0.3)	(5.3)	(0.1)
Loss from continuing operations before income taxes	$(19.5)	$(25.1)	$(47.4)	$(46.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table shows our reportable segment assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets
North America	$831.9	$790.9
Europe	709.1	701.9
Asia Pacific	430.8	433.3
Assets of discontinued operations	—	655.4
Unallocated assets	473.0	280.4
Total consolidated assets	$2,444.8	$2,861.9
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
During the six months ended June 30, 2015, we granted 69,400 stock options and 49,676 restricted stock units to certain members of our management and directors, and 138,431 stock options and 47,109 restricted stock units were forfeited. These forfeitures primarily related to the unvested awards granted to management of the discontinued operations. We recorded compensation expense associated with stock options and restricted stock units of $2.6 and $5.3 during the three and six months ended June 30, 2015, respectively, and $4.0 and $8.2 during the three and six months ended June 30, 2014, respectively.
9. INCOME TAXES
Our effective tax rates were 64.9% and 31.5% for the three and six months ended June 30, 2015, respectively, and (69.1)% and (48.9)% for the three and six months ended June 30, 2014. respectively. The effective tax rate for the three and six months ended June 30, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2015, we had $2.4 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2015, we had approximately $0.4 of accrued interest related to uncertain tax positions.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$1.0	$0.8	$1.9	$1.6
Interest cost	1.8	1.8	3.6	3.6
Amortization of net actuarial losses	0.5	—	1.0	—
Expected return on plan assets	(2.7)	(2.6)	(5.4)	(5.2)
Net periodic benefit expense	$0.6	$—	$1.1	$—

	Non U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$1.0	$1.0	$1.7	$1.9
Interest cost	1.1	1.9	1.8	3.9
Amortization of net actuarial losses	1.2	0.3	1.9	0.7
Expected return on plan assets	—	—	—	(0.1)
Net periodic benefit expense	3.3	3.2	5.4	6.4
Net periodic benefit expense reclassified to income from discontinued operations	(1.2)	(1.5)	(1.2)	(3.0)
Net periodic benefit expense included in continuing operations	$2.1	$1.7	$4.2	$3.4
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.5	0.9	0.9
Amortization of net actuarial losses (gains)	0.1	(0.1)	0.2	(0.2)
Net postretirement benefit expense	$0.5	$0.4	$1.2	$0.8
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At June 30, 2015 and December 31, 2014, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2015 and December 31, 2014, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	Fair Value of Derivatives as of
	June 30, 2015		December 31, 2014
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$30.1	$(27.0)	$28.6	$(21.4)
Energy	0.1	(1.1)	—	(3.4)
Currency	0.3	(0.5)	—	—
Total	30.5	(28.6)	28.6	(24.8)
Effect of counterparty netting	(20.0)	20.0	(19.6)	19.6
Net derivatives as classified in the balance sheet	$10.5	$(8.6)	$9.0	$(5.2)
The fair value of our derivative financial instruments at June 30, 2015 and December 31, 2014 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
Metal	Prepaid expenses and other current assets	$10.2	$8.7
	Other long-term assets	0.3	0.3
Total		$10.5	$9.0

Liability Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
Metal	Accrued liabilities	$5.0	$0.5
	Other long-term liabilities	2.5	1.3
Energy	Accrued liabilities	1.0	3.4
Currency	Other long-term liabilities	0.1	—
Total		$8.6	$5.2
Both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized losses (gains) on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Metal	$5.6	$3.0	$(5.9)	$(6.6)
Energy	0.7	(0.3)	1.8	(1.4)
Currency	0.1	—	0.2	—
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

expires. As of June 30, 2015 and December 31, 2014, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2015, we had 2.4 million and 0.4 million of British thermal unit forward buy and sell contracts, respectively. As of December 31, 2014, we had 3.5 million of British thermal unit forward buy contracts.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. We have entered into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2015 we had 0.6 gallons of diesel swap contracts. We had no diesel swap contracts at December 31, 2014.
Currency Hedging
Our aerospace business exposes the U.S. dollar operating results of our European operations to fluctuations in the Euro as the sales contracts are generally in U.S. dollars while the costs of production are in Euros. In order to mitigate the risk that fluctuations in the Euro may have on our business, we have entered into forward currency contracts. As of June 30, 2015, we had Euro forward contracts covering a notional amount of €46.8. We had no Euro forward contracts at December 31, 2014.
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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2015 and December 31, 2014 all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$190.7	$190.7	Level 1	$28.6	$28.6	Level 1
ABL facilities	—	—	Level 2	224.0	224.0	Level 2
Exchangeable notes	44.3	63.3	Level 3	44.2	63.3	Level 3
7 5/8% senior notes	496.2	515.0	Level 1	495.5	508.0	Level 1
7 7/8% senior notes	494.2	521.0	Level 1	493.6	497.5	Level 1
Zhenjiang term loans	191.9	192.7	Level 3	191.5	192.4	Level 3
Zhenjiang revolver	29.9	30.1	Level 3	24.2	24.4	Level 3
The principal amount of the ABL facilities approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.7% as of June 30, 2015 and 1.7% as of December 31, 2014 and expected equity volatility of 43% as of June 30, 2015 and December 31, 2014. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% senior notes and the 7 7/8% senior notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in the Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. Upon closing, we received $496.2 of cash, and an additional $5.0 of cash and 25,000 shares of Real Industry, Inc.’s Series B non-participating preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. In April 2015, we received an additional $57.3 of cash from an adjustment to the sale price as a result of the preliminary determination of the working capital delivered.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Transaction costs associated with the sale were $16.4. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business includes substantially all of the operations and assets previously reported in the Extrusions segment. Upon closing, we received approximately €29.6 (or equivalent to approximately $33.5) of cash, subject to a post-closing adjustment for working capital. Transaction costs associated with the sale were $5.1. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
The operations of the recycling and specification alloys and the extrusions businesses have been reported as discontinued operations in the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014 and the assets and liabilities are reported in current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2014. The results of the prior periods have been restated to reflect this presentation.
The preferred shares held in escrow as consideration for the sale of the recycling and specification alloys business were recorded on the transaction date at their estimated fair value of $19.3. The fair value of these shares, which is included in “Other long-term assets” on the Consolidated Balance Sheet, represents a level 3 fair value measurement, and was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data.
During the three months ended June 30, 2015, the gain on the sale of the businesses was reduced by approximately $8.1 resulting from a change in an estimated contingent liability related to the discontinued operations, as well as adjustments to the final sale price based on the amounts of working capital delivered.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table reconciles the major line items constituting “(Loss) income from discontinued operations, net of tax” presented in the Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$—	$476.8	$287.7	$940.0
Cost of sales	—	444.1	270.0	885.7
Selling, general and administrative expenses	—	14.2	8.7	28.6
Other operating expense (income), net	—	3.4	(2.6)	2.5
Operating income from discontinued operations	—	15.1	11.6	23.2
Net (loss) gain on sale of discontinued operations	(8.1)	—	197.2	—
Other expense (income), net	—	0.1	—	0.3
(Loss) income from discontinued operations before income taxes	(8.1)	15.0	208.8	22.9
Provision for income taxes	3.7	6.7	89.4	10.7
(Loss) income from discontinued operations, net of tax	$(11.8)	$8.3	$119.4	$12.2
The following table provides the depreciation, capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

	For the six months ended
	June 30, 2015	June 30, 2014
Depreciation	$—	$16.4
Payments for property, plant and equipment	15.5	15.9
Net gain on sale of discontinued operations	197.2	—
We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. Subsequent to the finalization of the transactions, we have recorded sales of $34.7 to the disposed entities and purchases of $8.4 from the disposed entities. Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continue to provide support services such as information technology, human resources, accounting and other services to the disposed entities. Such services will continue for a period of up to two years, or until the disposed entities no longer have need for such services. Subsequent to the closing of the transactions, we invoiced $5.1 to the disposed entities under the transition services agreements during the six months ended June 30, 2015. This amount is reflected as a reduction of expense in the Consolidated Statements of Comprehensive (Loss) Income.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% senior notes and the 7 7/8% senior notes (collectively, the “Senior Notes”), respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of June 30, 2015 and December 31, 2014. The condensed consolidating statements of

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

comprehensive (loss) income are presented for the three and six months ended June 30, 2015 and 2014. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2015 and 2014.
The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged in the event of:

▪	any sale of the Guarantor Subsidiary or of all or substantially all of its assets;

▪	a Guarantor Subsidiary being designated as an “unrestricted subsidiary” in accordance with the indentures governing the Senior Notes;

▪
the release or discharge of a Guarantor Subsidiary from its guarantee under the 2015 ABL Facility or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indentures governing the Senior Notes; and

▪	the requirements for legal defeasance or covenant defeasance or discharge of the indentures governing the Senior Notes having been satisfied.
Upon the completion of the sale of the recycling and specification alloys business on February 27, 2015, the guarantees of the Guarantor Subsidiaries that were sold were automatically and unconditionally released.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of June 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$124.1	$—	$68.9	$(2.3)	$190.7
Accounts receivable, net	—	2.4	149.7	191.5	—	343.6
Inventories	—	—	218.8	338.0	—	556.8
Deferred income taxes	—	—	19.5	8.6	—	28.1
Prepaid expenses and other current assets	—	—	22.8	31.4	(2.9)	51.3
Intercompany receivables	—	180.2	137.4	10.1	(327.7)	—
Total Current Assets	—	306.7	548.2	648.5	(332.9)	1,170.5
Property, plant and equipment, net	—	—	422.7	565.5	—	988.2
Intangible assets, net	—	—	24.1	15.9	—	40.0
Deferred income taxes	—	—	15.8	130.9	—	146.7
Other long-term assets	—	21.8	7.4	70.2	—	99.4
Intercompany receivables	—	4.8	—	—	(4.8)	—
Investments in subsidiaries	376.0	1,235.2	2.4	—	(1,613.6)	—
Total Assets	$376.0	$1,568.5	$1,020.6	$1,431.0	$(1,951.3)	$2,444.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.2	$124.6	$150.1	$(2.3)	$275.6
Accrued liabilities	—	27.0	85.5	98.8	(2.9)	208.4
Deferred income taxes	—	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	0.4	9.7	—	10.1
Intercompany payables	—	127.5	167.2	33.0	(327.7)	—
Total Current Liabilities	—	157.7	377.7	297.8	(332.9)	500.3
Long-term debt	—	1,034.7	0.2	216.4	—	1,251.3
Deferred income taxes	—	—	55.4	7.0	—	62.4
Accrued pension benefits	—	—	53.2	111.5	—	164.7
Accrued postretirement benefits	—	—	45.2	—	—	45.2
Other long-term liabilities	—	—	16.4	33.3	—	49.7
Intercompany payables	4.8	—	—	—	(4.8)	—
Total Long-Term Liabilities	4.8	1,034.7	170.4	368.2	(4.8)	1,573.3
Total equity	371.2	376.1	472.5	765.0	(1,613.6)	371.2
Total Liabilities and Equity	$376.0	$1,568.5	$1,020.6	$1,431.0	$(1,951.3)	$2,444.8

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended June 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$410.3	$368.6	$(5.1)	$773.8
Cost of sales	—	—	389.6	332.1	(5.1)	716.6
Gross profit	—	—	20.7	36.5	—	57.2
Selling, general and administrative expenses	—	0.9	21.7	29.9	—	52.5
Restructuring charges	—	—	1.5	3.4	—	4.9
Gains on derivative financial instruments	—	—	(2.9)	(5.9)	—	(8.8)
Other operating expense, net	—	—	0.2	0.1	—	0.3
Operating (loss) income	—	(0.9)	0.2	9.0	—	8.3
Interest expense, net	—	—	20.1	4.4	—	24.5
Other (income) expense, net	—	(1.4)	1.2	3.5	—	3.3
Equity in net loss of affiliates	18.6	13.4	0.3	—	(32.3)	—
(Loss) income from continuing operations before income taxes	(18.6)	(12.9)	(21.4)	1.1	32.3	(19.5)
(Benefit from) provision for income taxes	—	—	(17.7)	5.0	—	(12.7)
(Loss) income from continuing operations	(18.6)	(12.9)	(3.7)	(3.9)	32.3	(6.8)
Loss from discontinued operations, net of tax	—	(5.7)	(3.9)	(2.2)	—	(11.8)
Net loss	(18.6)	(18.6)	(7.6)	(6.1)	32.3	(18.6)
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net loss attributable to Aleris Corporation	$(18.6)	$(18.6)	$(7.6)	$(6.1)	$32.3	$(18.6)

Comprehensive (loss) income	$(3.2)	$(3.2)	$(7.1)	$8.8	$1.5	$(3.2)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive (loss) income attributable to Aleris Corporation	$(3.2)	$(3.2)	$(7.1)	$8.8	$1.5	$(3.2)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$817.9	$711.6	$(9.4)	$1,520.1
Cost of sales	—	—	768.1	647.5	(9.4)	1,406.2
Gross profit	—	—	49.8	64.1	—	113.9
Selling, general and administrative expenses	—	5.4	52.5	55.9	—	113.8
Restructuring charges	—	—	3.7	4.0	—	7.7
(Gains) losses on derivative financial instruments	—	—	(4.5)	4.9	—	0.4
Other operating expense, net	—	—	1.1	0.2	—	1.3
Operating loss	—	(5.4)	(3.0)	(0.9)	—	(9.3)
Interest expense, net	—	—	42.2	8.9	—	51.1
Other (income) expense, net	—	(2.0)	0.3	(11.3)	—	(13.0)
Equity in net (earnings) loss of affiliates	(86.8)	84.9	(1.0)	—	2.9	—
Income (loss) from continuing operations before income taxes	86.8	(88.3)	(44.5)	1.5	(2.9)	(47.4)
(Benefit from) provision for income taxes	—	—	(23.9)	9.0	—	(14.9)
Income (loss) from continuing operations	86.8	(88.3)	(20.6)	(7.5)	(2.9)	(32.5)
Income (loss) from discontinued operations, net of tax	—	175.1	(97.2)	41.5	—	119.4
Net income (loss)	86.8	86.8	(117.8)	34.0	(2.9)	86.9
Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Aleris Corporation	$86.8	$86.8	$(117.8)	$33.9	$(2.9)	$86.8

Comprehensive income (loss)	$68.4	$68.4	$(119.7)	$17.5	$33.9	$68.5
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Aleris Corporation	$68.4	$68.4	$(119.7)	$17.4	$33.9	$68.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$423.6	$358.4	$(32.6)	$749.4
Cost of sales	—	—	401.5	321.1	(32.6)	690.0
Gross profit	—	—	22.1	37.3	—	59.4
Selling, general and administrative expenses	—	0.1	31.0	23.7	—	54.8
Restructuring charges	—	—	—	0.5	—	0.5
Losses on derivative financial instruments	—	—	1.7	1.1	—	2.8
Operating (loss) income	—	(0.1)	(10.6)	12.0	—	1.3
Interest expense, net	—	—	23.1	3.8	—	26.9
Other (income) expense, net	—	—	(1.7)	1.2	—	(0.5)
Equity in net loss (earnings) of affiliates	17.5	17.4	(0.6)	—	(34.3)	—
(Loss) income from continuing operations before income taxes	(17.5)	(17.5)	(31.4)	7.0	34.3	(25.1)
Provision for income taxes	—	—	—	0.3	—	0.3
(Loss) income from continuing operations	(17.5)	(17.5)	(31.4)	6.7	34.3	(25.4)
Income (loss) from discontinued operations, net of tax	—	—	9.5	(1.2)	—	8.3
Net (loss) income	(17.5)	(17.5)	(21.9)	5.5	34.3	(17.1)
Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net (loss) income attributable to Aleris Corporation	$(17.5)	$(17.5)	$(21.9)	$5.1	$34.3	$(17.5)

Comprehensive (loss) income	$(21.1)	$(21.1)	$(21.8)	$2.0	$41.3	$(20.7)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive (loss) income attributable to Aleris Corporation	$(21.1)	$(21.1)	$(21.8)	$1.6	$41.3	$(21.1)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$684.3	$690.9	$(34.9)	$1,340.3
Cost of sales	—	—	645.1	619.1	(34.9)	1,229.3
Gross profit	—	—	39.2	71.8	—	111.0
Selling, general and administrative expenses	—	0.1	56.9	45.3	—	102.3
Restructuring charges	—	—	0.4	0.5	—	0.9
(Gains) losses on derivative financial instruments	—	—	(1.5)	3.1	—	1.6
Other operating expense (income), net	—	—	0.4	(0.3)	—	0.1
Operating (loss) income	—	(0.1)	(17.0)	23.2	—	6.1
Interest expense, net	—	—	45.4	7.7	—	53.1
Other (income) expense, net	—	—	(5.4)	4.4	—	(1.0)
Equity in net loss (earnings) of affiliates	35.1	35.0	(1.2)	—	(68.9)	—
(Loss) income from continuing operations before income taxes	(35.1)	(35.1)	(55.8)	11.1	68.9	(46.0)
Provision for income taxes	—	—	—	0.6	—	0.6
(Loss) income from continuing operations	(35.1)	(35.1)	(55.8)	10.5	68.9	(46.6)
Income from discontinued operations, net of tax	—	—	11.2	1.0	—	12.2
Net (loss) income	(35.1)	(35.1)	(44.6)	11.5	68.9	(34.4)
Net income attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Net (loss) income attributable to Aleris Corporation	$(35.1)	$(35.1)	$(44.6)	$10.8	$68.9	$(35.1)

Comprehensive (loss) income	$(40.7)	$(40.7)	$(44.8)	$6.1	$80.1	$(40.0)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Comprehensive (loss) income attributable to Aleris Corporation	$(40.7)	$(40.7)	$(44.8)	$5.4	$80.1	$(40.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.6	$31.4	$120.3	$(19.7)	$(205.9)	$(73.3)
Investing activities
Payments for property, plant and equipment	—	—	(87.3)	(33.4)	—	(120.7)
Proceeds from the sale of businesses, net of cash transferred	—	323.2	0.1	251.8	—	575.1
Disbursements of intercompany loans	—	(46.7)	(0.2)	(20.3)	67.2	—
Repayments from intercompany loans	—	25.4	3.8	34.3	(63.5)	—
Equity contributions in subsidiaries	—	(137.5)	(1.1)	—	138.6	—
Return of investment in subsidiaries	—	171.3	0.6	—	(171.9)	—
Other	—	(1.0)	0.1	0.6	—	(0.3)
Net cash provided (used) by investing activities	—	334.7	(84.0)	233.0	(29.6)	454.1
Financing activities
Proceeds from the ABL facilities	—	111.0	—	40.0	—	151.0
Payments on the ABL facilities	—	(335.0)	—	(40.0)	—	(375.0)
Proceeds from Zhenjiang revolver	—	—	—	8.5	—	8.5
Payments on the Zhenjiang revolver	—	—	—	(2.9)	—	(2.9)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.2)	0.5	—	0.4
Debt issuance costs	—	(3.8)	—	—	—	(3.8)
Dividends paid	—	—	(173.5)	(202.0)	375.5	—
Proceeds from intercompany loans	—	20.3	—	46.9	(67.2)	—
Repayments on intercompany loans	—	(34.3)	—	(29.2)	63.5	—
Proceeds from intercompany equity contributions	—	—	137.4	1.2	(138.6)	—
Other	(0.6)	(0.3)	—	—	—	(0.9)
Net cash used by financing activities	(0.6)	(242.0)	(36.3)	(177.0)	233.2	(222.7)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(3.4)	—	(3.4)
Net increase in cash and cash equivalents	—	124.1	—	32.9	(2.3)	154.7
Cash and cash equivalents at beginning of period	—	—	—	36.0	—	36.0
Cash and cash equivalents at end of period	$—	$124.1	$—	$68.9	$(2.3)	$190.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.4	$(81.4)	$36.4	$35.5	$1.8	$(7.3)
Investing activities
Payments for property, plant and equipment	—	—	(32.2)	(46.2)	—	(78.4)
Purchase of a business	—	(2.6)	(77.8)	(29.6)	—	(110.0)
Disbursements of intercompany loans	—	(15.0)	(10.4)	(45.0)	70.4	—
Repayments from intercompany loans	—	5.0	9.5	15.0	(29.5)	—
Equity contributions in subsidiaries	—	(107.4)	—	—	107.4	—
Other	—	—	(0.1)	6.0	—	5.9
Net cash used by investing activities	—	(120.0)	(111.0)	(99.8)	148.3	(182.5)
Financing activities
Proceeds from the ABL facility	—	225.0	—	15.0	—	240.0
Payments on the ABL facility	—	(54.0)	—	(15.0)	—	(69.0)
Proceeds from Zhenjiang revolver	—	—	—	11.5	—	11.5
Net (payments on) proceeds from other long-term debt	—	—	(0.3)	0.9	—	0.6
Dividends paid	—	—	—	(0.7)	0.7	—
Proceeds from intercompany loans	—	45.0	—	25.4	(70.4)	—
Repayments on intercompany loans	—	(15.0)	—	(14.5)	29.5	—
Proceeds from intercompany equity contributions	—	—	77.8	29.6	(107.4)	—
Other	(0.4)	(0.3)	—	(0.3)	—	(1.0)
Net cash (used) provided by financing activities	(0.4)	200.7	77.5	51.9	(147.6)	182.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net (decrease) increase in cash and cash equivalents	—	(0.7)	2.9	(12.9)	2.5	(8.2)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	—	3.0	2.9	46.0	—	51.9
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(8.0)	—	(8.0)
Cash and cash equivalents of continuing operations	$—	$3.0	$2.9	$38.0	$—	$43.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of June 30, 2015 and December 31, 2014, our consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and our consolidated cash flows for the six months ended June 30, 2015 and 2014. As discussed further below, we have recently completed the sale of our recycling and specification alloys and extrusions businesses. Accordingly, we have reported these businesses as discontinued operations for each period presented, and reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 12, “Discontinued Operations” to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this MD&A refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Our MD&A includes the following sections:

▪	Overview - a general description of our business, recent strategic investments, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2015 and 2014;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2015 and 2014, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three and six months ended June 30, 2015 and 2014.

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
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and building and construction end-uses. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers.

London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 71% of our costs of sales for the six months ended June 30, 2015. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2015 and 2014 were $1,769 and $1,798, respectively, which represents a decrease of approximately 2%. Average LME aluminum prices per ton for the six months ended June 30, 2015 and 2014 were $1,785 and $1,753, respectively, which represents an increase of approximately 2%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year to date revenues may not correspond to LME and regional premium price changes for those same periods.
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
Recent Strategic Initiatives
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. The sale included 18 production facilities in North America and six in Europe. Upon closing, we received $496.2 million of cash, and an additional $5.0 million of cash and 25,000 shares of Real Industry, Inc.’s preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. In addition, in April 2015, we received $57.3 million of cash from adjustments to the sale price as a result of the preliminary determination of the working capital delivered.
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

We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the consolidated statements of comprehensive (loss) income as “(Loss) income from discontinued operations, net of tax.” Our segment disclosures exclude the previously reported Recycling and Specification Alloys North America, Recycling and Specification Alloys Europe and Extrusions reportable segments for the periods included herein.
In September 2014, we announced a project to upgrade our aluminum rolling mill in Lewisport, Kentucky to produce auto body sheet (“ABS”). We are investing over $350.0 million to build a new wide cold mill, two continuous annealing lines and an automotive innovation center at this facility. The investment positions us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We are currently a leading supplier of ABS to the European premium automotive industry, which has led the light-weighting transition to aluminum in an effort to meet tighter emissions standards.
Critical Measures of Our Financial Performance
The financial performance of our operating segments is the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our businesses is determined, in part, by the volume of metric tons shipped and processed. Increased production volume will result in lower per unit costs, while higher shipped volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of commercial margin and commercial margin per ton in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (defined below) from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum), product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and currently do not reduce our exposure to changing premium differentials (while exchanges have begun to offer derivative instruments to hedge premium differentials, such markets are not yet widely utilized and are not considered in our risk management practices). While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of June 30, 2015 and December 31, 2014, no cash collateral was posted.
We refer to the difference between the price of aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” In order to improve consistency in the calculation of metal price lag across our segments, the North America segment implemented processes to capture the impact of regional premiums on revenues and metal costs in the first quarter of 2015. During the three and six months ended June 30, 2015, this change increased the amount of unfavorable metal price lag reported for the North America segment by approximately $10.5 million and $10.0 million, respectively. Subsequent to the change, the aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
In addition to analyzing our consolidated operating performance based upon revenues and EBITDA, we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
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
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons shipped	127.1	133.1	247.1	219.4

Revenues	$410.2	$419.1	$820.1	$680.4
Hedged cost of metal	(264.9)	(267.3)	(516.6)	(418.9)
Unfavorable (favorable) metal price lag	9.6	(2.8)	6.3	(6.5)
Commercial margin	$154.9	$149.0	$309.8	$255.0
Commercial margin per ton shipped	$1,218.7	$1,119.2	$1,253.8	$1,162.2

Segment income	$24.6	$22.4	$56.6	$49.3
Impact of recording inventory at fair value through purchase accounting	—	3.0	—	3.0
Unfavorable (favorable) metal price lag	9.6	(2.8)	6.3	(6.5)
Segment Adjusted EBITDA (1)	$34.2	$22.6	$62.9	$45.9
Segment Adjusted EBITDA per ton shipped	$268.7	$170.1	$254.7	$209.1

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium and an aluminum cast house in Germany that produce aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat-treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons shipped	84.5	86.2	165.7	172.8

Revenues	$350.9	$352.2	$684.5	$707.0
Hedged cost of metal	(219.6)	(192.9)	(411.8)	(388.9)
Unfavorable (favorable) metal price lag	12.1	(8.6)	9.8	(16.4)
Commercial margin	$143.4	$150.7	$282.5	$301.7
Commercial margin per ton shipped	$1,697.3	$1,747.9	$1,705.4	$1,746.2

Segment income	$23.0	$34.4	$64.4	$72.5
Unfavorable (favorable) metal price lag	12.1	(8.6)	9.8	(16.4)
Segment Adjusted EBITDA (1)	$35.1	$25.8	$74.2	$56.0
Segment Adjusted EBITDA per ton shipped	$415.8	$299.2	$447.8	$324.3

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Asia Pacific
Our Asia Pacific segment consists of the Zhenjiang rolling mill that produces technically demanding and value-added plate products for the aerospace, engineering, distribution and other transportation end-uses worldwide. Substantially all of our Asia Pacific segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products principally for aerospace and also for a number of other technically demanding end-uses. We designed the mill with the capability to expand into other high value-added products with a wide variety of technically sophisticated applications.
Construction of the mill was substantially complete in 2012, limited production began in 2013, and the mill continued to incur start-up costs in 2014 representing operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certifications to produce aircraft plate. In the first quarter of 2015, the mill exited the start-up phase. Consequently, segment income (loss) for the three and six months ended June 30, 2015 consists of revenue less those expenses allocated to the segment as described above. Expenses associated with obtaining product certifications, introducing new products and organization costs continue to be considered start-up costs and have been excluded from segment income (loss).
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons shipped	5.4	2.8	10.6	5.1

Revenues	$23.3	$11.3	$44.8	$21.2
Hedged cost of metal	(12.3)	(11.3)	(26.0)	(21.2)
Commercial margin	$11.0	$—	$18.8	$—
Commercial margin per ton shipped	$2,022.1	*	$1,780.7	*

Segment income (loss)	$0.1	$—	$(1.8)	$—
Segment Adjusted EBITDA	$0.1	$—	$(1.8)	$—

Start-up costs	$0.5	$4.8	$1.8	$11.3

* Result is not meaningful.

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
We participate in select segments of the aluminum fabricated products industry, focusing on aluminum rolled products. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or processing alumina. Our industry is cyclical and is affected by global economic conditions, industry competition and product development. Compared to several substitute metals, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Also, aluminum is somewhat unique in that it can be recycled repeatedly without any material decline in performance or quality, which delivers both energy and capital investment savings relative to the cost of smelting primary aluminum.
Seasonality and Management Outlook
Demand for certain end-uses we serve, particularly building and construction, is seasonal. This typically results in higher operating income in our second and third quarters, followed by our first and fourth quarters.
We estimate third quarter 2015 segment income and Adjusted EBITDA will be meaningfully higher than the third quarter of 2014. Factors influencing anticipated third quarter 2015 performance include:

▪	automotive and aerospace volumes expected to exceed the prior year;

▪	continued year-over-year improvement in North America rolling margins and sequential volume growth;

▪	aerospace margins expected to benefit from a stronger U.S. dollar;

▪	Asia Pacific aerospace volume ramp up to continue; positive Adjusted EBITDA expected;

▪	weaker sequential scrap spreads due to declining aluminum prices;

▪	Aleris Operating System and Nichols synergies expected to drive productivity compared to the prior year; and

▪	continued unfavorable metal lag, should current aluminum prices persist.
Capital expenditures during the third quarter of 2015 are expected to be significantly higher than the third quarter of 2014 and higher than the second quarter of 2015 as work continues on upgrading and expanding capabilities at our Lewisport facility. We currently estimate capital spending of $325.0 million in 2015, including the amounts spent in the first half of the year.
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues for the three months ended June 30, 2015 increased $24.4 million when compared to the prior year period. Approximately $36.0 million of the increase resulted from higher aluminum prices and regional premiums included in the invoiced prices of products sold. Improved rolling margins contributed an additional $8.0 million to the increase in revenues. An improved mix of products sold in Europe, including a 10% increase in aerospace volumes and a 14% increase in automotive volumes, as well as increased volumes in Asia Pacific, more than offset overall volume decreases in North America and Europe, resulting in a $6.0 million increase in revenues. Volumes decreased in North America as a result of a slow start to the spring construction season as well as customer uncertainty resulting from declining regional premiums. Regional commercial plate and sheet volumes in Europe declined as a result of the declining regional premiums and competitive pressure, while shipments of low value-added billets also decreased as more of our Europe segment’s casthouse production was used by our rolling operations. Revenues also increased as a result of approximately $24.7 million of sales to our former recycling and specification alloys and extrusions businesses, which were eliminated in the prior period. The increases in revenues were partially offset by a stronger U.S. dollar that decreased revenues by approximately $47.0 million.

The following table presents the estimated impact of key factors that resulted in the 3% increase in our consolidated second quarter revenues from 2014 to 2015:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$6.0	2%	$30.0	8%	$—	—%	$36.0	4%
Commercial price	5.0	1	3.0	1	—	—	8.0	1
Volume/Mix	(19.0)	(5)	13.0	4	12.0	109	6.0	1
Currency	—	—	(47.0)	(13)	—	—	(47.0)	(6)
Other	(0.9)	*	(0.3)	*	—	*	(1.2)	—
Total	$(8.9)	(2)%	$(1.3)	—%	$12.0	109%	$1.8	—%
Intra-entity revenues							22.6	3
Total							$24.4	3%

* Result is not meaningful.
Gross profit for the three months ended June 30, 2015 was $57.2 million compared to $59.4 million for the three months ended June 30, 2014. Metal price lag, excluding realized gains and losses on metal derivative financial instruments which are classified separately on the consolidated statements of comprehensive (loss) income, had an estimated $30.5 million unfavorable impact on gross profit for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014, as aluminum prices have decreased during the second quarter of 2015 while they increased during the prior year. Offsetting this decrease were improved rolling margins and scrap spreads, which increased gross profit $11.0 million. A stronger U.S. dollar resulted in an increase of approximately $5.0 million as the impact on our U.S. dollar-based aerospace sales contracts was partially offset by the unfavorable impact on the translation of our Euro-based gross profit. In addition, productivity savings more than offset inflation and increased gross profit $4.0 million, start-up costs decreased $6.3 million, primarily due to increased shipment and production levels at the Zhenjiang rolling mill, and the impact of recording the acquired assets of Nichols Aluminum LLC (“Nichols”) at fair value increased prior year cost of sales $3.0 million.
Selling, general and administrative expenses were $52.5 million for the three months ended June 30, 2015 as compared to $54.8 million for the three months ended June 30, 2014. The $2.3 million decrease resulted primarily from decreased professional fees and business development costs.
During the three months ended June 30, 2015 and 2014, we recorded realized losses on derivative financial instruments of $6.4 million and $2.7 million, respectively, and unrealized (gains) losses of $(15.2) million and $0.1 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense decreased $2.4 million due to an increase in capitalized interest related to our Lewisport expansion, as well as a decrease in long-term debt as a result of paying down borrowings on the Former ABL Facility (as defined below) in the first quarter of 2015. An unfavorable change of $3.8 million of other expense (income) resulted from currency exchange losses in the current year period.
(Loss) income from discontinued operations, net of tax includes the results of our former recycling and specification alloys and extrusions businesses that were sold in the first quarter of 2015. A current period loss of $11.8 million resulted from a number of items, including a change in estimate due to an unfavorable settlement of a contingent liability of our extrusions business for which we had indemnified the buyer, adjustments to the final sale price based on the amounts of working capital delivered and an additional allocation of income tax expense. The prior period income resulted from the operations of the businesses that have been sold.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2015 and 2014:

	For the three months ended
	June 30, 2015	June 30, 2014	Change	% Change
	(dollars in millions)
Revenues	$773.8	$749.4	$24.4	3%
Cost of sales	716.6	690.0	26.6	4
Gross profit	57.2	59.4	(2.2)	(4)
Gross profit as a percentage of revenues	7.4%	7.9%	(0.5)%	(6)
Selling, general and administrative expenses	52.5	54.8	(2.3)	(4)
Restructuring charges	4.9	0.5	4.4	*
(Gains) losses on derivative financial instruments	(8.8)	2.8	(11.6)	*
Other operating expense, net	0.3	—	0.3	*
Operating income	8.3	1.3	7.0	538
Interest expense, net	24.5	26.9	(2.4)	(9)
Other expense (income), net	3.3	(0.5)	3.8	*
Loss from continuing operations before income taxes	(19.5)	(25.1)	5.6	(22)
(Benefit from) provision for income taxes	(12.7)	0.3	(13.0)	*
Loss from continuing operations	(6.8)	(25.4)	18.6	(73)
(Loss) income from discontinued operations, net of tax	(11.8)	8.3	(20.1)	(242)
Net loss	(18.6)	(17.1)	(1.5)	—
Net income from discontinued operations attributable to noncontrolling interest	—	0.4	(0.4)	*
Net loss attributable to Aleris Corporation	$(18.6)	$(17.5)	$(1.1)	6%

Total segment income	$47.7	$56.8	$(9.1)	(16)%
Depreciation and amortization	(28.7)	(29.2)	0.5	(2)
Other corporate general and administrative expenses	(15.2)	(18.5)	3.3	(18)
Interest expense, net	(24.5)	(26.9)	2.4	(9)
Unallocated gains (losses) on derivative financial instruments	15.1	(0.1)	15.2	*
Unallocated currency exchange (gains) losses	(2.2)	0.6	(2.8)	*
Restructuring charges	(4.9)	(0.5)	(4.4)	*
Start-up costs	(3.9)	(7.0)	3.1	*
Other expense, net	(2.9)	(0.3)	(2.6)	*
Loss from continuing operations before income taxes	$(19.5)	$(25.1)	$5.6	(22)%

* Result is not meaningful.

Revenues and Metric Tons shipped
The following tables present revenues and metric tons shipped by segment:

	For the three months ended
	June 30, 2015	June 30, 2014	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$410.2	$419.1	$(8.9)	(2)%
Europe	350.9	352.2	(1.3)	—
Asia Pacific	23.3	11.3	12.0	106
Intersegment revenues	(10.6)	(3.0)	(7.6)	*
	773.8	779.6	(5.8)	(1)
Shipments to discontinued operations	—	(30.2)	30.2	*
Consolidated revenues	$773.8	$749.4	$24.4	3%

Metric tons shipped:
North America	127.1	133.1	(6.0)	(5)%
Europe	84.5	86.2	(1.7)	(2)
Asia Pacific	5.4	2.8	2.6	93
Intersegment shipments	(3.2)	(0.6)	(2.6)	*
	213.8	221.5	(7.7)	(3)
Metric tons shipped to discontinued operations	—	(8.9)	8.9	*
Total metric tons shipped	213.8	212.6	1.2	1%

* Result is not meaningful.
North America Revenues
North America revenues for the three months ended June 30, 2015 decreased $8.9 million compared to the three months ended June 30, 2014. A 5% decrease in shipments, primarily due to lower building and construction shipments partially offset by a higher value mix of automotive and distribution volumes, resulted in a $19.0 million decrease in revenues. The volume decrease was due to a slow start to the spring construction season as well as customer uncertainty resulting from declining regional premiums.
This decrease was partially offset by:

▪	higher aluminum prices included in the invoiced price of products sold resulted in an increase in revenues of approximately $6.0 million; and

▪	improved rolling margins increased revenues by approximately $5.0 million.
Europe Revenues
Europe revenues for the three months ended June 30, 2015 decreased $1.3 million compared to the three months ended June 30, 2014 as a stronger U.S. dollar decreased revenues by approximately $47.0 million.
This decrease was partially offset by the following:

▪	higher aluminum prices included in the invoiced price of products sold resulted in an increase in revenues of approximately $27.0 million;

▪
a favorable mix of products sold, resulting primarily from an increase in aerospace and automotive volumes, more than offset a 2% decrease in overall shipments and increased revenues by approximately $13.0 million. Automotive volumes increased 14% and aerospace volumes increased 10%, offsetting the impact of a decrease in regional commercial plate and sheet volumes due to competitive pressures and customer uncertainty resulting from declining regional premiums and lower billet shipments as more casthouse production was utilized by the segment’s rolling operations rather than sold to third parties; and

▪	improved rolling margins increased revenues by approximately $3.0 million.
Segment Income and Gross Profit
For the three months ended June 30, 2015 and 2014, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2015	June 30, 2014	Change	% Change
Segment income:	(dollars in millions)
North America	$24.6	$22.4	$2.2	10%
Europe	23.0	34.4	(11.4)	(33)
Asia Pacific	0.1	—	0.1	*
Total segment income	47.7	56.8	(9.1)	(16)
Items excluded from segment income and included in gross profit:
Depreciation	(23.1)	(24.1)	1.0	(4)
Start-up costs	(0.3)	(6.6)	6.3	(95)
Other	(2.5)	—	(2.5)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	28.7	30.8	(2.1)	(7)
Realized losses on derivative financial instruments	6.3	2.7	3.6	*
Other expense, net	0.4	(0.2)	0.6	*
Gross profit	$57.2	$59.4	$(2.2)	(4)%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended June 30, 2015 increased by $2.2 million compared to the three months ended June 30, 2014. This increase was primarily due to the following:

▪
productivity savings, driven by operational improvements at our Ashville paint line and costs savings associated with our supply chain optimization efforts, as well as lower natural gas prices, more than offset higher employee costs and pension expense, increasing segment income approximately $6.0 million;

▪	improved rolling margins increased segment income $5.0 million;

▪	improved scrap spreads and metal related synergies due to the Nichols acquisition increased segment income by $4.0 million; and

▪	the impact of recording the acquired assets of Nichols at fair value increased prior year costs of sales approximately $3.0 million.
These increases were partially offset by the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income by $12.4 million; and

▪	lower shipments decreased segment income by $3.0 million.
Europe Segment Income
Europe segment income for the three months ended June 30, 2015 decreased by $11.4 million compared to the three months ended June 30, 2014. This decrease was primarily due to the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income by approximately $20.7 million;

▪	increased employee costs, pension expense and research and development costs decreased segment income by approximately $4.0 million; and

▪	increased costs for external slab and hardeners decreased segment income by approximately $1.0 million.

These decreases were partially offset by the following:

▪	favorable currency movements resulting from the strengthening of the U.S. dollar increased segment income by approximately $9.0 million;

▪	a favorable mix of products sold increased segment income $2.0 million; and

▪	improved rolling margins, due to improved spot pricing of aerospace and automotive products, increased segment income $3.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $2.3 million compared to the prior year period. The decrease was primarily due to a decrease in professional fees and business development costs as expenses associated with the Nichols acquisition and the sale of our recycling and specification alloys and extrusions businesses did not recur.
Gains and Losses on Derivative Financial Instruments
During the three months ended June 30, 2015 and 2014, we recorded the following realized losses (gains) and unrealized (gains) losses on derivative financial instruments:

	For the three months ended
	June 30, 2015	June 30, 2014
Realized losses (gains)	(in millions)
Metal	$5.6	$3.0
Energy	0.7	(0.3)
Currency	0.1	—
Unrealized (gains) losses
Metal	(13.3)	(0.2)
Energy	(0.6)	0.3
Currency	(1.3)	—
Total (gains) losses	$(8.8)	$2.8
During the three months ended June 30, 2015, we estimate gross profit was unfavorably impacted by metal price lag of approximately $16.1 million and we experienced metal hedge losses of $5.6 million. The resulting $21.7 million of net metal price lag unfavorably impacted our consolidated operating results in the second quarter of 2015. During the three months ended June 30, 2014, we estimate gross profit was favorably impacted by metal price lag of approximately $14.4 million while we experienced metal hedge losses of $3.0 million. The resulting $11.4 million of net metal price lag improved our consolidated operating results in the second quarter of 2014.
Interest Expense, net
Net interest expense for the three months ended June 30, 2015 decreased $2.4 million from the comparable period of 2014. Interest capitalized during the quarter increased $1.3 million as a result of the capital expenditures for the Lewisport expansion, and interest expense on the Former ABL Facility (as defined below) decreased $1.1 million as all outstanding borrowings were repaid in the first quarter of 2015.
Provision for Income Taxes
Our effective tax rates were 64.9% and (69.1)% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate for the three months ended June 30, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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

As of June 30, 2015, we have $2.4 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2015, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination.
Results of Operations
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues for the six months ended June 30, 2015 increased $179.8 million when compared to the prior year period. Approximately $121.0 million of the increase resulted from higher aluminum prices and regional premiums, which increased the average price of aluminum included in our invoiced prices. A 9% increase in volumes contributed approximately $97.0 million to the revenues increase. The increased volumes were primarily the result of the April 2014 acquisition of Nichols, whose facilities generated approximately $90.8 million of revenues in the first quarter of 2015. Volumes were also favorably impacted by improved demand from the automotive and aerospace industry in Europe and the aerospace and distribution industries served by our Asia Pacific operations. These increases were offset by a decrease in European regional commercial plate and sheet volumes resulting from competitive pressures and customer uncertainty resulting from declining regional premiums as well as a decrease in shipments of low value-added billets as more of our Europe segment’s casthouse production was used by our rolling operations. Improved rolling margins increased revenues by approximately $11.0 million. Revenues also increased as a result of approximately $34.7 million of sales to our former recycling and specification alloys and extrusions businesses, which were eliminated in the prior period. These increases were partially offset by a stronger U.S. dollar that decreased revenues by approximately $88.0 million.
The following table presents the estimated impact of key factors that resulted in the 13% increase in our consolidated revenues from the first six months of 2014 to the first six months of 2015:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$48.0	7%	$73.0	10%	$—	*	$121.0	9%
Commercial price	9.0	1	2.0	—	—	*	11.0	1
Volume/Mix	83.0	12	(10.0)	(1)	24.0	111%	97.0	7
Currency	—	—	(88.0)	(12)	—	*	(88.0)	(7)
Other	(0.3)	*	0.5	*	(0.4)	*	(0.2)	—
Total	$139.7	20%	$(22.5)	(3)%	$23.6	111%	$140.8	10%
Intra-entity revenues							39.0	3
Total							$179.8	13%

* Result is not meaningful.
Gross profit for the six months ended June 30, 2015 was $113.9 million compared to $111.0 million for the six months ended June 30, 2014. Higher volumes and rolling margins increased gross profit approximately $22.0 million. Start-up costs, primarily representing operating losses incurred by our Asia Pacific segment while ramping up production in 2014 and expenses associated with obtaining certifications to produce aircraft plate, decreased $12.5 million. A stronger U.S. dollar also resulted in an increase of approximately $8.0 million, as the impact on our U.S. dollar-based aerospace sales contracts was partially offset by the unfavorable impact on the translation of our Euro-based gross profit. Productivity savings and lower North America natural gas costs exceeded inflation in employee costs and pension expense, resulting in a $1.0 million increase to gross profit. In addition, the impact of recording the acquired assets of Nichols at fair value increased prior year cost of sales $3.0 million. These favorable impacts were offset by metal price lag, which, excluding realized gains and losses on metal derivative financial instruments which are classified separately on the consolidated statements of comprehensive (loss) income, had an estimated $38.3 million unfavorable impact on gross profit for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. In addition, depreciation expense increased $7.8 million, primarily resulting from the acquisition of Nichols.

Selling, general and administrative expenses were $113.8 million for the six months ended June 30, 2015 as compared to $102.3 million for the six months ended June 30, 2014. The $11.5 million increase in SG&A expenses included increased start-up costs of $2.4 million related to the North America ABS project, increased professional fees and business development costs of approximately $3.4 million and an increase in depreciation and amortization expense of approximately $3.0 million.
During the six months ended June 30, 2015 and 2014, we recorded realized gains on derivative financial instruments of $3.9 million and $8.0 million, respectively, and unrealized losses of $4.3 million and $9.6 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense decreased $2.0 million due to increased capitalized interest resulting from capital expenditures on our Lewisport expansion. In addition, an increase of $12.0 million in other income resulted from the benefit that the strengthening U.S. dollar had on the remeasurement of U.S. dollar denominated working capital and debt held by our foreign operations.
Income from discontinued operations, net of tax increased $107.2 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to a pre-tax gain of $197.2 million that was recorded upon the completion of the sales of our recycling and specification alloys and extrusions business in the first quarter of 2015.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2015 and 2014:

	For the six months ended
	June 30, 2015	June 30, 2014	Change	% Change
	(dollars in millions)
Revenues	$1,520.1	$1,340.3	$179.8	13%
Cost of sales	1,406.2	1,229.3	176.9	14
Gross profit	113.9	111.0	2.9	3
Gross profit as a percentage of revenues	7.5%	8.3%	(0.8)%	(10)
Selling, general and administrative expenses	113.8	102.3	11.5	11
Restructuring charges	7.7	0.9	6.8	*
Losses on derivative financial instruments	0.4	1.6	(1.2)	*
Other operating expense, net	1.3	0.1	1.2	*
Operating (loss) income	(9.3)	6.1	(15.4)	*
Interest expense, net	51.1	53.1	(2.0)	(4)
Other income, net	(13.0)	(1.0)	(12.0)	*
Loss from continuing operations before income taxes	(47.4)	(46.0)	(1.4)	3
(Benefit from) provision for income taxes	(14.9)	0.6	(15.5)	*
Loss from continuing operations	(32.5)	(46.6)	14.1	*
Income from discontinued operations, net of tax	119.4	12.2	107.2	*
Net income (loss)	86.9	(34.4)	121.3	*
Net income from discontinued operations attributable to noncontrolling interest	0.1	0.7	(0.6)	(86)%
Net income (loss) attributable to Aleris Corporation	$86.8	$(35.1)	$121.9	*

Total segment income	$119.2	$121.8	$(2.6)	(2)%
Depreciation and amortization	(65.2)	(54.3)	(10.9)	20
Other corporate general and administrative expenses	(33.2)	(33.5)	0.3	(1)
Interest expense, net	(51.1)	(53.1)	2.0	(4)
Unallocated losses on derivative financial instruments	(4.5)	(9.7)	5.2	*
Unallocated currency exchange gains (losses)	8.2	(0.8)	9.0	*
Restructuring charges	(7.7)	(0.9)	(6.8)	*
Start-up costs	(7.8)	(15.4)	7.6	*
Other expense, net	(5.3)	(0.1)	(5.2)	*
Loss from continuing operations before income taxes	$(47.4)	$(46.0)	$(1.4)	3%

* Result is not meaningful.

Revenues and Shipments
The following tables present revenues and metric tons shipped by segment:

	For the six months ended
	June 30, 2015	June 30, 2014	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$820.1	$680.4	$139.7	21%
Europe	684.5	707.0	(22.5)	(3)
Asia Pacific	44.8	21.2	23.6	111
Intersegment revenues	(15.6)	(9.4)	(6.2)	*
	1,533.8	1,399.2	134.6	10
Shipments to discontinued operations	(13.7)	(58.9)	45.2	*
Consolidated revenues	$1,520.1	$1,340.3	$179.8	13%

Metric tons shipped:
North America	247.1	219.4	27.7	13%
Europe	165.7	172.8	(7.1)	(4)
Asia Pacific	10.6	5.1	5.5	108
Intersegment shipments	(8.9)	(1.6)	(7.3)	*
	414.5	395.7	18.8	5
Metric tons shipped to discontinued operations	(3.5)	(17.7)	14.2	*
Total metric tons shipped	411.0	378.0	33.0	9%

* Result is not meaningful.
North America Revenues
North America revenues for the six months ended June 30, 2015 increased $139.7 million compared to the six months ended June 30, 2014. This increase was primarily due to the following:

▪
a 13% increase in shipments resulted in increased revenues of approximately $83.0 million. The increased shipments related to the acquired Nichols business as well as increased demand from the automotive and truck trailer industries. These increases were partially offset by a slow start to the spring construction season;

▪
higher LME prices and Midwest Premium increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $48.0 million of the increase in revenues; and

▪	improved rolling margins increased revenues approximately $9.0 million.
Europe Revenues
Europe revenues for the six months ended June 30, 2015 decreased $22.5 million compared to the six months ended June 30, 2014. This decrease was primarily due to the following:

▪	a stronger U.S. dollar decreased revenues by approximately $88.0 million; and

▪
a 4% decrease in volumes resulted in a $10.0 million decrease in revenues. Regional plate and sheet volume declined as a result of competitive pressure and customer uncertainty caused by declining regional premiums, while third party sales of billets decreased as more casthouse production was used by the segment’s rolling mills. These decreases were partially offset by strong demand from the aerospace and automotive industries. Automotive shipments increased 12% and aerospace shipments increased 4%.

These decreases were partially offset by the following:

▪	higher LME prices and premiums that increased the average price of aluminum included in our invoiced prices and increased revenues by approximately $73.0 million; and

▪	improved rolling margins that increased revenues by approximately $2.0 million.
Asia Pacific Revenues
Asia Pacific revenues increased $23.6 million as production of and demand for commercial plate products improved and shipments of aerospace plate increased following the attainment of certifications from several original equipment manufacturers in 2014.
Segment Income (Loss) and Gross Profit
For the six months ended June 30, 2015 and 2014, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2015	June 30, 2014	Change	% Change
Segment income (loss):	(dollars in millions)
North America	$56.6	$49.3	$7.3	15%
Europe	64.4	72.5	(8.1)	(11)
Asia Pacific	(1.8)	—	(1.8)	*
Total segment income	119.2	121.8	(2.6)	(2)
Items excluded from segment income and included in gross profit:
Depreciation	(52.3)	(44.5)	(7.8)	18
Start-up costs	(0.9)	(13.4)	12.5	(93)
Other	(4.1)	—	(4.1)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	61.5	57.0	4.5	8
Realized gains on derivative financial instruments	(4.1)	(8.0)	3.9	*
Other income, net	(5.4)	(1.9)	(3.5)	*
Gross profit	$113.9	$111.0	$2.9	3%

* Result is not meaningful.
North America Segment Income
North America segment income for the six months ended June 30, 2015 increased by $7.3 million compared to the six months ended June 30, 2014. This increase was primarily due to the following:

▪	improved rolling margins increased segment income approximately $9.0 million;

▪	a 13% increase in volumes partially offset by unfavorable cost absorption increased segment income approximately $6.0 million;

▪
productivity gains driven by operational improvements at our Ashville paint line and costs savings associated with our supply chain optimization efforts more than offset higher employee costs and pension expense, resulting in increased segment income of approximately $3.0 million;

▪	the impact of recording the acquired assets of Nichols at fair value increased prior year cost of sales $3.0 million; and

▪	improved scrap spreads and metal related synergies due to the Nichols acquisition increased segment income by approximately $2.0 million.

These increases were partially offset by a $12.8 million unfavorable impact of metal price lag.
Europe Segment Income
Europe segment income for the six months ended June 30, 2015 decreased by $8.1 million compared to the six months ended June 30, 2014. This decrease was primarily due to the following:

▪	unfavorable metal price lag compared to the prior year period decreased segment income by an estimated $26.2 million; and

▪
higher costs associated with inflation in employee and other conversion costs as well as costs associated with our ongoing business improvement process plans resulted in a decrease in segment income of $6.0 million.

These increases were partially offset by:

▪	favorable currency movements, resulting from the strengthening of the U.S. dollar, increased segment income by approximately $16.0 million;

▪
a favorable mix of products sold, resulting from an increase in aerospace and automotive volumes that more than offset the decrease in total volumes, as well as favorable cost absorption, increased segment income by approximately $4.0 million; and

▪	improved rolling margins increased segment income by $2.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses were $113.8 million for the six months ended June 30, 2015 compared to $102.3 million for the six months ended June 30, 2014. The $11.5 million increase was primarily due to the following:

▪	a $2.4 million increase in start-up costs related to labor, consulting and other expenses incurred for the North America ABS project;

▪	increases in professional fees and business development costs associated with the divestitures and other strategic initiatives of approximately $3.4 million; and

▪	an increase in depreciation and amortization expense of approximately $3.0 million.
Gains and Losses on Derivative Financial Instruments
During the six months ended June 30, 2015 and 2014, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the six months ended
	June 30, 2015	June 30, 2014
Realized (gains) losses	(in millions)
Metal	$(5.9)	$(6.6)
Energy	1.8	(1.4)
Currency	0.2	—
Unrealized losses (gains)
Metal	5.5	9.5
Energy	(1.4)	0.1
Currency	0.2	—
Total losses	$0.4	$1.6

During the six months ended June 30, 2015, we estimate that metal price lag unfavorably impacted gross profit by approximately $22.0 million while we experienced metal hedge gains of $5.9 million. The resulting $16.1 million of net metal price lag unfavorably impacted our consolidated operating results for the six months ended June 30, 2015. During the six months ended June 30, 2014, we estimate that metal price lag favorably impacted gross profit by approximately $16.3 million while we experienced metal hedge gains of $6.6 million. The resulting $23.0 million of net metal price lag improved our consolidated operating results for the six months ended June 30, 2014.
Interest Expense, net
Net interest expense for the six months ended June 30, 2015 decreased $2.0 million from the comparable period of 2014. This decrease was primarily due to an increase in capitalized interest as a result of the capital expenditures for the Lewisport ABS expansion.
Provision for Income Taxes
Our effective tax rates were 31.5% and (48.9)% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2015, we had $2.4 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “(Benefit from) provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2015, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
The 2009 through 2013 tax years remain open to examination.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the 2015 ABL Facility and China Loan Facility (each as defined below) will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our indebtedness, including borrowing base limitations under the 2015 ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015, as updated in our quarterly and periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
In the first quarter of 2015, we received cash proceeds, prior to fees and taxes, of approximately $496.2 million from the completion of the sale of our recycling and specification alloys businesses and cash proceeds, prior to fees and taxes, of approximately €29.6 million (or equivalent to approximately $33.5 million) from the completion of the sale of our extrusions business. In the second quarter of 2015, we received cash proceeds of approximately $57.3 million from adjustments to the sale price of the recycling and specification alloys businesses as a result of the preliminary determination of the working capital delivered. The final purchase prices of both transactions remain subject to, among other things, the final determination of working capital delivered. A portion of these cash proceeds were used to pay down borrowings on the Former ABL Facility (as defined below). We expect to use the remaining proceeds to fund strategic capital projects and/or repay existing indebtedness.

The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the six months ended June 30, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations, as permitted by GAAP. For a summary of depreciation, capital expenditures and significant operating noncash items of discontinued operations for the six months ended June 30, 2015 and 2014, see Note 12, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-Q.

	For the six months ended
	June 30, 2015	June 30, 2014
Net cash (used) provided by:	(in millions)
Operating activities	$(73.3)	$(7.3)
Investing activities	454.1	(182.5)
Financing activities	(222.7)	182.1
Cash Flows from Operating Activities
Cash flows used by operating activities were $73.3 million for the six months ended June 30, 2015, which primarily resulted from a $79.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $159.8 million and $36.2 million in accounts receivable and accounts payable, respectively, and a decrease of $58.6 million in inventories. The increase in accounts receivable was due to increased seasonal sales volume as compared to December 2014, as well as an increase in the accounts receivable balance of the recycling and specification alloys business that was sold. As a result of this increase, we received a cash payment of $57.3 million in the second quarter in connection with the preliminary adjustment to the sale price. This payment has been reported in investing activities. Our average days sales outstanding (“DSO”) for the twelve months ended June 30, 2015 remained consistent with the DSO for the year ended December 31, 2014. The change in inventories was due in part to the decreased LME prices in inventory as compared to the end of 2014. Our average days inventory outstanding (“DIO”) and average days payables outstanding (“DPO”) for the twelve months ended June 30, 2015 remained consistent with the average DIO and DPO for the year ended December 31, 2014.
Cash flows used by operating activities were $7.3 million for the six months ended June 30, 2014, which resulted from $62.5 million of cash from earnings, partially offset by a $69.8 million increase in net operating assets. The significant components of the change in net operating assets included increases of $104.6 million, $56.7 million and $89.1 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2013. Our average DSO for the twelve months ended June 30, 2014 remained consistent with the average DSO for the year ended December 31, 2013. However, revenues in the month of June 2014 were approximately $135.6 million higher than the month of December 2013, leading to an increase in accounts receivable. Our average DIO and average DPO for the twelve months ended June 31, 2014 remained consistent with the DIO and DPO for the year ended December 31, 2013. The increase in accounts payables resulted from the timing of purchases in the fourth quarter of 2013.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $454.1 million for the six months ended June 30, 2015 and included $575.1 million of cash proceeds, net of cash transferred, from the sales of our former recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $120.7 million of capital expenditures.
Cash flows used by investing activities were $182.5 million for the six months ended June 30, 2014 and included $78.4 million of capital expenditures and $110.0 million to acquire Nichols.

Cash Flows from Financing Activities
Cash flows used by financing activities for the six months ended June 30, 2015 included $224.0 million of net repayments on the Former ABL Facility and $5.6 million of net proceeds from the China Loan Facility.
Cash flows provided by financing activities for the six months ended June 30, 2014 included $171.0 million of net proceeds from the Former ABL Facility and $11.5 million of proceeds from the China Loan Facility.
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement providing for a $600.0 million revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 million by Aleris International and its U.S. subsidiaries and up to a combined $300.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The 2015 ABL Facility contains, in the aggregate, a $45.0 million sublimit for swingline loans and also provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of June 30, 2015, we estimate that the borrowing base would have supported borrowings of $538.4 million. As of June 30, 2015, Aleris International had no borrowings outstanding under the 2015 ABL Facility. After giving effect to the outstanding letters of credit of $31.3 million, Aleris International had $507.1 million available for borrowing as of June 30, 2015.
Borrowings under the 2015 ABL Facility bear interest at rates equal to the following:

▪
in the case of borrowings in U.S. dollars, (a) a LIBOR determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), plus an applicable margin ranging from 1.50% to 2.00% based on availability under the 2015 ABL Facility or (b) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank, N.A.’s prime lending rate and (2) the one month Eurodollar Rate, plus an applicable margin ranging from 0.50% to 1.00% based on excess availability under the 2015 ABL Facility;

▪	in the case of borrowings in euros, a EURIBOR determined by the administrative agent plus an applicable margin ranging from 1.50% to 2.00% based on excess availability under the 2015 ABL Facility; and

▪
in the case of borrowings in Sterling, a LIBOR determined by reference to the offered rate for deposits in Sterling for the interest period relevant to such borrowing, plus an applicable margin ranging from 1.50% to 2.00% based on excess availability under the 2015 ABL Facility.

There is no scheduled amortization under the 2015 ABL Facility. The principal amount outstanding will be due and payable in full on June 15, 2020. However, an early maturity provision would be triggered 60 days prior to the stated maturity of each of Aleris International’s 7 5/8% Senior Notes and 7 7/8% Senior Notes unless less than $10.0 million of the applicable Senior Notes remain outstanding and more than $100.0 million is available under the 2015 ABL Facility.
Aleris International may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days’ prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans, Sterling LIBOR loans and EURIBOR loans.
The credit agreement governing the 2015 ABL Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including without limitation restrictions on its ability to, among other things, incur additional debt, create liens, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make certain payments, or enter into affiliate transactions.
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of June 30, 2015.
The 2015 ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S. and substantially all of the current assets and related intangible assets of substantially all of its wholly owned U.S. subsidiaries under a pledge and security agreement. The obligations of the Swiss borrower, the Belgian borrower and the German borrowers are secured by their respective current assets and related intangible assets, if any.
Former ABL Facility
Aleris International entered into an asset backed multi-currency revolving credit facility (as amended and restated, the “Former ABL Facility”) in June 2010. On June 15, 2015, in connection with the entry into the 2015 ABL Facility, Aleris International terminated the Former ABL Facility.
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
The Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our subsidiaries that guarantees Aleris International’s obligations under the 2015 ABL Facility. The indentures governing the Senior Notes contain a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $162.1 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $66.9 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2015, the full amount of the Zhenjiang Term Loans was drawn and $29.9 million was drawn on the Zhenjiang Revolver. The final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021. Borrowings under the

Zhenjiang Term Loans are repayable semi-annually beginning in 2016 at amounts ranging from RMB 29.9 million to RMB 209.5 million.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2015. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin, as performance metrics and believes these measures provide additional information commonly used by holders of the Senior Notes and parties to the 2015 ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indentures governing the Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing the 2015 ABL Facility. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income from discontinued operations, net of tax. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, the impact of recording inventory and other items at fair value through purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the 2015 ABL Facility also limits the amount of adjustments for restructuring charges and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA, Adjusted EBITDA and segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

▪	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

▪	They do not reflect changes in, or cash requirements for, working capital needs;

▪	They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under the 2015 ABL Facility, the Senior Notes or the Exchangeable Notes;

▪	They do not reflect certain tax payments that may represent a reduction in cash available to us;

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

For the three and six months ended June 30, 2015 and 2014, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided (used) by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in millions)
Adjusted EBITDA from continuing operations	$60.3	$39.5	$115.3	$82.9
Unrealized gains (losses) on derivative financial instruments of continuing operations	15.2	(0.1)	(4.3)	(9.6)
Impact of recording inventory at fair value through purchase accounting	—	(3.0)	—	(3.0)
Restructuring charges	(4.9)	(0.5)	(7.7)	(0.9)
Unallocated currency exchange (losses) gains on debt	(1.9)	0.2	7.9	0.3
Stock-based compensation expense	(2.6)	(4.0)	(5.3)	(8.2)
Start-up costs	(3.9)	(7.0)	(7.8)	(15.4)
(Unfavorable) favorable metal price lag	(21.7)	11.4	(16.1)	23.0
Other	(6.8)	(5.9)	(13.2)	(8.4)
EBITDA from continuing operations	33.7	30.6	68.8	60.7
Interest expense, net	(24.5)	(26.9)	(51.1)	(53.1)
Benefit from (provision for) income taxes	12.7	(0.3)	14.9	(0.6)
Depreciation and amortization from continuing operations	(28.7)	(29.2)	(65.2)	(54.3)
(Loss) income from discontinued operations, net of tax	(11.8)	8.3	119.4	12.2
Net (loss) income attributable to Aleris Corporation	(18.6)	(17.5)	86.8	(35.1)
Net income from discontinued operations attributable to noncontrolling interest	—	0.4	0.1	0.7
Net (loss) income	(18.6)	(17.1)	86.9	(34.4)
Depreciation and amortization	28.7	37.5	65.2	70.7
(Benefit from) provision for deferred income taxes	(19.6)	1.8	59.2	2.3
Stock-based compensation expense	2.6	4.0	5.3	8.2
Unrealized losses on derivative financial instruments	(15.2)	(0.9)	2.3	8.5
Currency exchange losses (gains) on debt	2.4	(0.4)	(8.8)	(0.1)
Amortization of debt issuance costs	1.5	1.9	3.2	3.9
Net loss (gain) on sale of discontinued operations	8.1	—	(197.2)	—
Other	(0.2)	2.4	(9.9)	3.5
Change in operating assets and liabilities:
Change in accounts receivable	1.8	(21.2)	(159.8)	(104.6)
Change in inventories	38.9	(45.6)	58.6	(56.7)
Change in other assets	3.2	(1.9)	(0.1)	0.5
Change in accounts payable	16.8	(1.2)	36.2	89.1
Change in accrued liabilities	(3.7)	5.5	(14.4)	1.8
Net cash provided (used) by operating activities	$46.7	$(35.2)	$(73.3)	$(7.3)

For the three and six months ended June 30, 2015 and 2014, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in millions)
Revenues	$773.8	$749.4	$1,520.1	$1,340.3
Hedged cost of metal	(486.2)	(438.3)	(925.0)	(760.6)
Unfavorable (favorable) metal price lag	21.7	(11.4)	16.1	(23.0)
Commercial margin	$309.3	$299.7	$611.1	$556.7
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2015 for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2015.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2015.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2015 and December 31, 2014, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2015, we had 2.4 million and 0.4 million of British thermal unit buy and sell forward contracts, respectively. As of December 31, 2014, we had 3.5 million of British thermal unit forward buy contracts.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2015 we had 0.6 million gallons of diesel fuel swap contracts. We had no diesel fuel swap contracts at December 31, 2014.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace business exposes the U.S. dollar operating results of our European operations to fluctuations in the Euro as sales contracts are generally in U.S. dollars while the costs of production are in Euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the Euro may have on our business we have entered into forward currency contracts with total notional amounts of €46.8 million.
Interest Rate Risks
As of June 30, 2015, approximately 82% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2015, Aleris International had no borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $192.7 million of borrowings under the Zhenjiang Term Loans and $30.1 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2015 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2015:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$3.1	$(2.4)
Energy	(1.0)	(0.8)
Currency	(0.2)	(5.2)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Amendment No. 1 to the Purchase and Sale Agreement dated as of January 26, 2015, by and among Aleris Corporation and Real Alloy Holding, Inc. (f/k/a SGH Acquisition Holdco, Inc.).

2.2	Amendment No. 2 to the Purchase and Sale Agreement dated as of February 26, 2015, by and among Aleris Corporation and Real Allloy Holding, Inc. (f/k/a SGH Acquisition Holdco, Inc.).

10.1
Credit Agreement, dated June 15, 2015, among Aleris International, Inc., the other Domestic Borrowers party thereto, the European Borrowers and other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and other parties party thereto (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed June 19, 2015, and incorporated herein by reference).

10.2
Pledge and Security Agreement, dated June 15, 2015, among Aleris International, Inc., the other Domestic Borrowers party thereto, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed June 19, 2015, and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	August 4, 2015	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)