Form 10-K/A
period 2014-12-31
Aleris Corp
filed 2015-11-03
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”) filed with the Securities and Exchange Commission on March 27, 2015. In the Original Form10-K, we inadvertently omitted “/s/ Ernst & Young LLP” on the signature line in each of the documents titled “Report of Independent Registered Public Accounting Firm” (collectively, the “Audit Reports”). We had received a manually signed copy of the Audit Reports from Ernst & Young LLP prior to filing the Original Form 10-K.

•	This Amendment is being filed solely to include the inadvertently omitted conformed signature of Ernst & Young LLP in the Audit Reports included in Item 8. Financial Statements and Supplementary Data.

No other changes were made to the Audit Reports. Also, no other changes have been made to the Original Form 10-K. The consolidated financial statements and notes to the consolidated financial statements are not being reissued and remain the same as those filed in the Original Form 10-K. This Amendment reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above. This Amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

PART II

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

/s/ Sean M. Stack
Sean M. Stack
President and Chief Executive Officer
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
(a)(3) Exhibits
The exhibits that are incorporated by reference in this Amendment, or are filed with this Amendment, are listed in the EXHIBIT INDEX following the signature page of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERIS CORPORATION

November 3, 2015	By:	/s/ Eric M. Rychel
Eric M. Rychel Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

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

10.19†
Eric Rychel Letter Agreement, dated June 21, 2012, from Aleris International, Inc. (filed as Exhibit 10.19 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

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

Exhibit
Number	Description

10.39†
Form of Executive Employment Agreement with Aleris International, Inc. and the Company (filed as Exhibit 10.39 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

21.1
List of Subsidiaries of Aleris Corporation as of December 31, 2014 (filed as Exhibit 21.1 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

101.SCH	XBRL Taxonomy Extension Schema (filed as Exhibit 101.SCH to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase (filed as Exhibit 101.CAL to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

101.DEF
XBRL Taxonomy Extension Definition Linkbase (filed as Exhibit 101.DEF to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

101.LAB
XBRL Taxonomy Extension Label Linkbase (filed as Exhibit 101.LAB to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase (filed as Exhibit 101.PRE to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

________________________________________

†	Management contract or compensatory plan or arrangement

*	Filed herewith.