Form 10-Q
period 2015-09-30
Aleris Corp
filed 2015-11-03
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 31,695,210 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2015.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	September 30, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$164.8	$28.6
Accounts receivable (net of allowances of $5.5 and $6.5 at September 30, 2015 and December 31, 2014, respectively)	298.4	271.0
Inventories	500.1	627.9
Deferred income taxes	28.1	28.1
Prepaid expenses and other current assets	32.3	44.9
Assets of discontinued operations - current	—	385.6
Total Current Assets	1,023.7	1,386.1
Property, plant and equipment, net	1,036.1	942.9
Intangible assets, net	39.4	44.0
Deferred income taxes	146.7	146.7
Other long-term assets	91.4	72.4
Assets of discontinued operations - long-term	—	269.8
Total Assets	$2,337.3	$2,861.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$280.2	$268.2
Accrued liabilities	229.8	183.3
Deferred income taxes	6.2	6.2
Current portion of long-term debt	13.5	3.3
Liabilities of discontinued operations - current	—	195.9
Total Current Liabilities	529.7	656.9
Long-term debt	1,115.0	1,474.9
Deferred income taxes	63.9	0.4
Accrued pension benefits	164.0	178.7
Accrued postretirement benefits	44.6	46.4
Other long-term liabilities	70.0	49.2
Liabilities of discontinued operations - long-term	—	156.4
Total Long-Term Liabilities	1,457.5	1,906.0
Redeemable noncontrolling interest	—	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,695,210 and 31,281,513 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	423.1	414.1
Retained earnings	100.3	39.1
Accumulated other comprehensive loss	(173.6)	(160.9)
Total Aleris Corporation Equity	350.1	292.6
Noncontrolling interest	—	0.7
Total Equity	350.1	293.3
Total Liabilities and Equity	$2,337.3	$2,861.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$760.7	$809.0	$2,280.8	$2,149.3
Cost of sales	702.8	724.4	2,109.0	1,953.7
Gross profit	57.9	84.6	171.8	195.6
Selling, general and administrative expenses	44.9	53.6	158.7	155.9
Restructuring charges	1.0	0.6	8.7	1.5
Losses on derivative financial instruments	2.0	10.0	2.4	11.7
Other operating expense, net	0.6	0.1	1.9	0.1
Operating income	9.4	20.3	0.1	26.4
Interest expense, net	23.6	27.3	74.7	80.4
Other expense (income), net	7.8	(12.2)	(5.1)	(13.1)
(Loss) income from continuing operations before income taxes	(22.0)	5.2	(69.5)	(40.9)
Benefit from income taxes	(1.0)	(3.3)	(16.0)	(2.7)
(Loss) income from continuing operations	(21.0)	8.5	(53.5)	(38.2)
(Loss) income from discontinued operations, net of tax	(4.4)	18.2	115.0	30.5
Net (loss) income	(25.4)	26.7	61.5	(7.7)
Net income from discontinued operations attributable to noncontrolling interest	—	0.2	0.1	0.9
Net (loss) income attributable to Aleris Corporation	$(25.4)	$26.5	$61.4	$(8.6)

Comprehensive (loss) income	$(19.7)	$(26.9)	$48.8	$(66.9)
Comprehensive income attributable to noncontrolling interest	—	0.2	0.1	0.9
Comprehensive (loss) income attributable to Aleris Corporation	$(19.7)	$(27.1)	$48.7	$(67.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the nine months ended
	September 30, 2015	September 30, 2014
Operating activities
Net income (loss)	$61.5	$(7.7)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	92.9	112.2
Provision for (benefit from) deferred income taxes	63.1	(4.2)
Stock-based compensation expense	3.9	11.0
Unrealized losses (gains) on derivative financial instruments	23.6	(7.4)
Currency exchange gains on debt	(4.1)	(7.1)
Amortization of debt issuance costs	4.9	5.8
Net gain on sale of discontinued operations	(196.9)	—
Other	(6.0)	2.6
Changes in operating assets and liabilities:
Change in accounts receivable	(113.3)	(148.8)
Change in inventories	116.8	(109.5)
Change in other assets	(0.2)	(2.7)
Change in accounts payable	26.7	109.3
Change in accrued liabilities	(1.5)	9.8
Net cash provided (used) by operating activities	71.4	(36.7)
Investing activities
Payments for property, plant and equipment	(175.1)	(109.0)
Proceeds from the sale of businesses, net of cash transferred	587.1	—
Purchase of a business	—	(107.4)
Other	0.2	8.1
Net cash provided (used) by investing activities	412.2	(208.3)
Financing activities
Proceeds from the ABL facilities	151.0	337.0
Payments on the ABL facilities	(375.0)	(129.0)
Payments on the Senior Notes	(125.0)	—
Proceeds from the Zhenjiang revolver	8.5	19.8
Payments on the Zhenjiang revolver	(5.6)	—
Net (payments on) proceeds from other long-term debt	(0.4)	0.4
Debt issuance costs	(4.4)	—
Other	(1.1)	(1.8)
Net cash (used) provided by financing activities	(352.0)	226.4
Effect of exchange rate differences on cash and cash equivalents	(2.8)	(3.7)
Net increase (decrease) in cash and cash equivalents	128.8	(22.3)
Cash and cash equivalents at beginning of period	36.0	60.1
Cash and cash equivalents at end of period	164.8	37.8
Cash and cash equivalents included within assets of discontinued operations - current	—	(12.3)
Cash and cash equivalents of continuing operations	$164.8	$25.5

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
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our financial statements, other than the reclassification of deferred issuance costs in accordance with the new presentation requirements. At September 30, 2015, our deferred debt issuance costs, included in “Other long-term assets” on the Consolidated Balance Sheet, were $9.3.
2. INVENTORIES
The components of our “Inventories” as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Raw materials	$143.8	$217.3
Work in process	191.4	228.2
Finished goods	139.1	155.9
Supplies	25.8	26.5
Total inventories of continuing operations	500.1	627.9
Total inventories included within assets of discontinued operations - current	—	225.2
Total inventories	$500.1	$853.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

3. LONG-TERM DEBT
Our debt as of September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
ABL facilities	$—	$224.0
7 5/8% Senior Notes due 2018, net of discount of $2.9 and $4.5 at September 30, 2015 and December 31, 2014, respectively	432.0	495.5
7 7/8% Senior Notes due 2020, net of discount of $4.9 and $6.4 at September 30, 2015 and December 31, 2014, respectively	435.2	493.6
Exchangeable notes, net of discount of $0.5 and $0.6 at September 30, 2015 and December 31, 2014, respectively	44.3	44.2
Zhenjiang term loans, net of discount of $0.8 and $0.9 at September 30, 2015 and December 31, 2014, respectively	185.7	191.5
Zhenjiang revolver, net of discount of $0.2 and $0.2 at September 30, 2015 and December 31, 2014, respectively	26.1	24.2
Other	5.2	5.2
Total debt of continuing operations	1,128.5	1,478.2
Less: Current portion of long-term debt	13.5	3.3
Total long-term debt of continuing operations	$1,115.0	$1,474.9
Senior Notes
On February 9, 2011, Aleris International issued $500.0 aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture with U.S. Bank National Association, as trustee, and on October 14, 2011, Aleris International exchanged the $500.0 aggregate original principal amount of 7 5/8% Senior Notes due 2018 for $500.0 of its new 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable in cash semi-annually in arrears on February 15th and August 15th of each year. The 7 5/8% Senior Notes mature on February 15, 2018.
On October 23, 2012, Aleris International issued $500.0 aggregate original principal amount of 7 7/8% Senior Notes due 2020 under an indenture with U.S. Bank National Association, as trustee, and on January 31, 2013, Aleris International exchanged the $500.0 aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”). Interest on the 7 7/8% Senior Notes is payable in cash semi-annually in arrears on May 1st and November 1st of each year. The 7 7/8% Senior Notes mature on November 1, 2020.
On September 8, 2015, Aleris International purchased $65.1 aggregate principal amount of the 7 5/8% Senior Notes and $59.9 aggregate principal amount of the 7 7/8% Senior Notes pursuant to an asset sale offer (the “Asset Sale Offer”) to purchase, on a pro rata basis, up to $125.0 of the Senior Notes at a cash purchase price of 100% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. After consummation of the Asset Sale Offer, Aleris International had $434.9 aggregate principal amount outstanding on the 7 5/8% Senior Notes and $440.1 aggregate principal amount outstanding on the 7 7/8% Senior Notes. In connection with the payment, we recorded a loss on extinguishment of debt of $1.5 in “Other expense (income), net”, consisting of the remaining unamortized debt discount and issuance costs.
Former ABL Facility
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
Our reserves for environmental remediation liabilities totaled $26.1 and $24.4 at September 30, 2015 and December 31, 2014, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at September 30, 2015 and December 31, 2014, $13.5 and $15.0, respectively, are indemnified.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $4.9 and $4.6 at September 30, 2015 and December 31, 2014, respectively. The amount represents the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
5. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
The following table summarizes the activity within stockholders’ equity and redeemable noncontrolling interest for the nine months ended September 30, 2015:

	Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Total equity at January 1, 2015	$292.6	$0.7	$293.3	$5.7
Net income	61.4	0.1	61.5	—
Other comprehensive loss	(12.7)	—	(12.7)	—
Stock-based compensation activity	3.2	—	3.2	—
Conversion of Aleris International preferred stock to common stock	5.6	—	5.6	(5.6)
Other	—	(0.8)	(0.8)	(0.1)
Total equity at September 30, 2015	$350.1	$—	$350.1	$—
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2015	31,281,513
Issuance associated with options exercised	29,624
Issuance associated with vested restricted stock units	79,524
Issuance upon conversion of Aleris International preferred stock	304,549
Balance at September 30, 2015	31,695,210
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the nine months ended September 30, 2015:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2015	$(47.2)	$(113.7)	$(160.9)
Current period currency translation adjustments	(66.5)	4.7	(61.8)
Reclassification into earnings due to the sale of businesses	16.4	28.8	45.2
Amortization of net actuarial losses, net of tax	—	3.9	3.9
Balance at September 30, 2015	$(97.3)	$(76.3)	$(173.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

A summary of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Reclassification into earnings due to the sale of businesses	$(45.2)	(a)
Amortization of net actuarial losses	(4.6)	(b)
Deferred tax benefit on pension and other postretirement liability adjustments	0.7
Losses reclassified into earnings, net of tax	$(49.1)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended September 30, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$405.6	$331.4	$23.7		$760.7
Intra-entity revenues	0.2	8.7	0.8	$(9.7)	—
Total revenues	$405.8	$340.1	$24.5	$(9.7)	$760.7
Segment income	$36.4	$35.1	$0.6		$72.1

Three months ended September 30, 2014	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$466.7	$328.4	$13.9		$809.0
Intra-entity revenues	1.3	33.9	1.7	$(36.9)	—
Total revenues	$468.0	$362.3	$15.6	$(36.9)	$809.0
Segment income	$26.4	$38.1	$—		$64.5

Nine months ended September 30, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,225.0	$991.3	$64.5		$2,280.8
Intra-entity revenues	0.9	33.3	4.7	$(38.9)	—
Total revenues	$1,225.9	$1,024.6	$69.2	$(38.9)	$2,280.8
Segment income (loss)	$93.0	$99.5	$(1.2)		$191.3

Nine months ended September 30, 2014	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,146.0	$972.8	$30.5		$2,149.3
Intra-entity revenues	2.4	96.5	6.3	$(105.2)	—
Total revenues	$1,148.4	$1,069.3	$36.8	$(105.2)	$2,149.3
Segment income	$75.8	$110.6	$—		$186.4
The following table reconciles total segment income to “(Loss) income from continuing operations before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total segment income	$72.1	$64.5	$191.3	$186.4
Unallocated amounts:
Depreciation and amortization	(27.7)	(33.6)	(92.9)	(87.8)
Other corporate general and administrative expenses	(8.0)	(16.5)	(41.1)	(49.1)
Restructuring charges	(1.0)	(0.6)	(8.7)	(1.5)
Interest expense, net	(23.6)	(27.3)	(74.7)	(80.4)
Unallocated (losses) gains on derivative financial instruments	(21.5)	13.7	(26.0)	4.0
Unallocated currency exchange (losses) gains	(4.8)	8.5	3.4	7.7
Start-up costs	(6.8)	(3.5)	(14.6)	(19.8)
Other expense, net	(0.7)	—	(6.2)	(0.4)
(Loss) income from continuing operations before income taxes	$(22.0)	$5.2	$(69.5)	$(40.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table shows our reportable segment assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets
North America	$828.8	$790.9
Europe	675.5	701.9
Asia Pacific	410.3	433.3
Assets of discontinued operations	—	655.4
Unallocated assets	422.7	280.4
Total consolidated assets	$2,337.3	$2,861.9
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
During the nine months ended September 30, 2015, we granted 69,400 stock options and 49,676 restricted stock units to certain members of our management and directors, and 596,872 stock options and 141,671 restricted stock units were forfeited. These forfeitures primarily related to the awards granted to our former Chief Executive Officer and to management of the discontinued operations. We recorded a benefit associated with stock options and restricted stock units of $1.5 during the three months ended September 30, 2015, due to the reversal of expense on the unvested awards granted to our former Chief Executive Officer, and an expense of $3.9 for the nine months ended September 30, 2015. We recorded stock compensation expense of $2.8 and $11.0 during the three and nine months ended September 30, 2014, respectively.
9. INCOME TAXES
Our effective tax rates were 4.6% and 23.0% for the three and nine months ended September 30, 2015, respectively, and (60.3)% and 6.9% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2015, we had $2.5 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Benefit from income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of September 30, 2015, we had approximately $0.4 of accrued interest related to uncertain tax positions.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$1.0	$0.8	$2.9	$2.3
Interest cost	1.8	1.8	5.3	5.4
Amortization of net actuarial losses	0.5	—	1.4	—
Amortization of prior service cost	—	—	0.2	—
Expected return on plan assets	(2.7)	(2.6)	(8.1)	(7.8)
Net periodic benefit expense	$0.6	$—	$1.7	$(0.1)

	Non U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$0.7	$1.0	$2.5	$2.9
Interest cost	0.7	1.9	2.4	5.8
Amortization of net actuarial losses	0.7	0.3	2.6	1.0
Expected return on plan assets	—	—	—	(0.1)
Net periodic benefit expense	2.1	3.2	7.5	9.6
Net periodic benefit expense reclassified to income from discontinued operations	—	(1.5)	(1.2)	(4.6)
Net periodic benefit expense included in continuing operations	$2.1	$1.7	$6.3	$5.0
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.5	1.3	1.3
Amortization of net actuarial losses (gains)	0.1	(0.1)	0.4	(0.3)
Net postretirement benefit expense	$0.5	$0.4	$1.8	$1.1
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At September 30, 2015, $3.7 of cash collateral was posted and at December 31, 2014, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of September 30, 2015 and December 31, 2014, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	Fair Value of Derivatives as of
	September 30, 2015		December 31, 2014
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$12.7	$(31.5)	$28.6	$(21.4)
Energy	—	(0.6)	—	(3.4)
Currency	0.2	(0.3)	—	—
Total	12.9	(32.4)	28.6	(24.8)
Effect of counterparty netting	(11.2)	11.2	(19.6)	19.6
Effect of cash collateral	—	3.7	—	—
Net derivatives as classified in the balance sheet	$1.7	$(17.5)	$9.0	$(5.2)
The fair value of our derivative financial instruments at September 30, 2015 and December 31, 2014 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2015	December 31, 2014
Metal	Prepaid expenses and other current assets	$1.7	$8.7
	Other long-term assets	—	0.3
Total		$1.7	$9.0

Liability Derivatives	Balance Sheet Location	September 30, 2015	December 31, 2014
Metal	Accrued liabilities	$13.9	$0.5
	Other long-term liabilities	2.9	1.3
Energy	Accrued liabilities	0.6	3.4
Currency	Other long-term liabilities	0.1	—
Total		$17.5	$5.2
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized (gains) losses on derivative financial instruments totaled the following:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Metal	$(20.0)	$23.5	$(25.9)	$16.9
Energy	0.6	0.2	2.4	(1.2)
Currency	0.1	—	0.2	—
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2015 and December 31, 2014, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2015, we had 0.3 million and 0.8 million of British thermal unit forward buy and sell contracts, respectively. As of December 31, 2014, we had 3.5 million of British thermal unit forward buy contracts.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. We have entered into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of September 30, 2015 we had 0.3 gallons of diesel swap contracts. We had no diesel swap contracts at December 31, 2014.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the Euro as the sales contracts are generally in U.S. dollars while the costs of production are in Euros. In order to mitigate the risk that fluctuations in the Euro may have on our business, we have entered into forward currency contracts. As of September 30, 2015, we had Euro forward contracts covering a notional amount of €32.9. We had no Euro forward contracts at December 31, 2014.
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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2015 and December 31, 2014, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$164.8	$164.8	Level 1	$28.6	$28.6	Level 1
Receivables held in escrow	24.3	24.3	Level 3	—	—	n/a
ABL facilities	—	—	Level 2	224.0	224.0	Level 2
Exchangeable notes	44.3	63.3	Level 3	44.2	63.3	Level 3
7 5/8% senior notes	432.0	421.9	Level 1	495.5	508.0	Level 1
7 7/8% senior notes	435.2	424.7	Level 1	493.6	497.5	Level 1
Zhenjiang term loans	185.7	186.5	Level 3	191.5	192.4	Level 3
Zhenjiang revolver	26.1	26.3	Level 3	24.2	24.4	Level 3
The receivables held in escrow include shares of Real Industry, Inc.’s Series B non-participating preferred stock. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the ABL facilities approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.3% as of September 30, 2015 and 1.7% as of December 31, 2014 and expected equity volatility of 45% as of September 30, 2015 and December 31, 2014. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the Senior Notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in the Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. Upon closing, we received $496.2 of cash, and an additional $5.0 of cash and 25,000 shares of Real Industry, Inc.’s Series B non-participating preferred stock that have been

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

placed in escrow to secure our indemnification obligations under the agreement. In April 2015, we received an additional $57.3 of cash from an adjustment to the sale price as a result of the preliminary determination of the working capital delivered, and in September 2015 we received $3.0 of cash from the final working capital adjustment. Transaction costs associated with the sale were $16.4. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business includes substantially all of the operations and assets previously reported in the Extrusions segment. Upon closing, we received approximately €29.6 (or equivalent to approximately $33.5) of cash, and in August 2015, we received €4.4 (or equivalent to approximately $4.9) for the final working capital adjustment. Transaction costs associated with the sale were $5.1. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
The operations of the recycling and specification alloys and the extrusions businesses have been reported as discontinued operations in the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014 and the assets and liabilities are reported in current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2014. The results of the prior periods have been restated to reflect this presentation.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table reconciles the major line items constituting “(Loss) income from discontinued operations, net of tax” presented in the Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$—	$468.5	$287.7	$1,408.5
Cost of sales	—	433.3	270.0	1,319.0
Selling, general and administrative expenses	—	14.6	8.7	43.2
Other operating expense (income), net	—	1.1	(2.6)	3.5
Operating income from discontinued operations	—	19.5	11.6	42.8
Net (loss) gain on sale of discontinued operations	(0.4)	—	196.9	—
Other income, net	—	—	—	0.3
(Loss) income from discontinued operations before income taxes	(0.4)	19.5	208.5	42.5
Provision for income taxes	4.0	1.3	93.5	12.0
(Loss) income from discontinued operations, net of tax	$(4.4)	$18.2	$115.0	$30.5
The following table provides the depreciation, capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

	For the nine months ended
	September 30, 2015	September 30, 2014
Depreciation	$—	$24.4
Payments for property, plant and equipment	15.5	25.4
Net gain on sale of discontinued operations	196.9	—
We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. Subsequent to the finalization of the transactions, we have recorded sales of $51.8 to the disposed entities and purchases of $15.1 from the disposed entities. Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continue to provide support services such as information technology, human resources, accounting and other services to the disposed entities. Such services will continue for a period of up to two years, or until the disposed entities no longer have need for such services. Subsequent to the closing of the transactions, we invoiced $8.4 to the disposed entities under the transition services agreements during the nine months ended September 30, 2015. This amount is reflected as a reduction of expense in the Consolidated Statements of Comprehensive (Loss) Income.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of September 30, 2015 and December 31, 2014. The condensed consolidating statements of comprehensive (loss) income are presented for the three and nine months ended September 30, 2015 and 2014. The condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2015 and 2014.

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of September 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$44.8	$—	$121.5	$(1.5)	$164.8
Accounts receivable, net	—	2.6	124.5	171.3	—	298.4
Inventories	—	—	184.1	316.0	—	500.1
Deferred income taxes	—	—	19.5	8.6	—	28.1
Prepaid expenses and other current assets	—	3.0	17.1	12.2	—	32.3
Intercompany receivables	—	385.4	262.1	17.5	(665.0)	—
Total Current Assets	—	435.8	607.3	647.1	(666.5)	1,023.7
Property, plant and equipment, net	—	—	483.3	552.8	—	1,036.1
Intangible assets, net	—	—	23.5	15.9	—	39.4
Deferred income taxes	—	—	15.8	130.9	—	146.7
Other long-term assets	—	18.5	6.4	66.5	—	91.4
Intercompany receivables	5.2	4.8	—	—	(10.0)	—
Investments in subsidiaries	349.8	1,204.7	2.7	—	(1,557.2)	—
Total Assets	$355.0	$1,663.8	$1,139.0	$1,413.2	$(2,233.7)	$2,337.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$3.7	$137.6	$140.4	$(1.5)	$280.2
Accrued liabilities	—	20.9	105.9	103.0	—	229.8
Deferred income taxes	—	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	0.4	13.1	—	13.5
Intercompany payables	—	377.6	258.8	33.8	(670.2)	—
Total Current Liabilities	—	402.2	502.7	296.5	(671.7)	529.7
Long-term debt	—	911.5	—	203.5	—	1,115.0
Deferred income taxes	—	—	54.8	9.1	—	63.9
Accrued pension benefits	—	—	50.5	113.5	—	164.0
Accrued postretirement benefits	—	—	44.6	—	—	44.6
Other long-term liabilities	—	—	36.4	33.6	—	70.0
Intercompany payables	4.8	—	—	—	(4.8)	—
Total Long-Term Liabilities	4.8	911.5	186.3	359.7	(4.8)	1,457.5
Total equity	350.2	350.1	450.0	757.0	(1,557.2)	350.1
Total Liabilities and Equity	$355.0	$1,663.8	$1,139.0	$1,413.2	$(2,233.7)	$2,337.3

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended September 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$405.9	$362.4	$(7.6)	$760.7
Cost of sales	—	—	383.0	327.4	(7.6)	702.8
Gross profit	—	—	22.9	35.0	—	57.9
Selling, general and administrative expenses	—	0.8	23.0	21.1	—	44.9
Restructuring charges			0.2	0.8		1.0
Gains on derivative financial instruments	—	—	1.0	1.0	—	2.0
Other operating expense, net	—	—	0.1	0.5	—	0.6
Operating (loss) income	—	(0.8)	(1.4)	11.6	—	9.4
Interest expense, net		—	19.4	4.2	—	23.6
Other (income) expense, net	—	(3.1)	3.6	7.3	—	7.8
Equity in net loss of affiliates	25.4	30.3	0.3	—	(56.0)	—
(Loss) income from continuing operations before income taxes	(25.4)	(28.0)	(24.7)	0.1	56.0	(22.0)
(Benefit from) provision for income taxes	—	—	(4.4)	3.4	—	(1.0)
(Loss) income from continuing operations	(25.4)	(28.0)	(20.3)	(3.3)	56.0	(21.0)
Income (loss) from discontinued operations, net of tax	—	2.6	(3.6)	(3.4)	—	(4.4)
Net loss	(25.4)	(25.4)	(23.9)	(6.7)	56.0	(25.4)
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net loss attributable to Aleris Corporation	$(25.4)	$(25.4)	$(23.9)	$(6.7)	$56.0	$(25.4)

Comprehensive (loss) income	$(19.7)	$(19.6)	$(22.9)	$(1.9)	$44.4	$(19.7)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive (loss) income attributable to Aleris Corporation	$(19.7)	$(19.6)	$(22.9)	$(1.9)	$44.4	$(19.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the nine months ended September 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,223.8	$1,074.0	$(17.0)	$2,280.8
Cost of sales	—	—	1,151.1	974.9	(17.0)	2,109.0
Gross profit	—	—	72.7	99.1	—	171.8
Selling, general and administrative expenses	—	6.2	75.5	77.0	—	158.7
Restructuring charges	—	—	3.9	4.8	—	8.7
(Gains) losses on derivative financial instruments	—	—	(3.5)	5.9	—	2.4
Other operating expense, net	—	—	1.2	0.7	—	1.9
Operating loss	—	(6.2)	(4.4)	10.7	—	0.1
Interest expense, net	—	—	61.6	13.1	—	74.7
Other (income) expense, net	—	(5.0)	3.7	(3.8)	—	(5.1)
Equity in net (earnings) loss of affiliates	(61.4)	115.0	(1.3)	—	(52.3)	—
Income (loss) from continuing operations before income taxes	61.4	(116.2)	(68.4)	1.4	52.3	(69.5)
(Benefit from) provision for income taxes	—	—	(28.3)	12.3	—	(16.0)
Income (loss) from continuing operations	61.4	(116.2)	(40.1)	(10.9)	52.3	(53.5)
Income (loss) from discontinued operations, net of tax	—	177.6	(100.7)	38.1	—	115.0
Net income (loss)	61.4	61.4	(140.8)	27.2	52.3	61.5
Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Aleris Corporation	$61.4	$61.4	$(140.8)	$27.1	$52.3	$61.4

Comprehensive income (loss)	$48.7	$48.8	$(141.6)	$15.5	$77.4	$48.8
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Aleris Corporation	$48.7	$48.8	$(141.6)	$15.4	$77.4	$48.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$466.9	$371.8	$(29.7)	$809.0
Cost of sales	—	—	437.7	316.4	(29.7)	724.4
Gross profit	—	—	29.2	55.4	—	84.6
Selling, general and administrative expenses	—	—	29.7	23.9	—	53.6
Restructuring charges	—	—	0.2	0.4	—	0.6
Losses on derivative financial instruments	—	—	1.7	8.3	—	10.0
Other operating expense, net	—	—	0.1	—	—	0.1
Operating (loss) income	—	—	(2.5)	22.8	—	20.3
Interest expense, net	—	—	23.3	4.0	—	27.3
Other (income) expense, net	—	—	(2.0)	(10.2)	—	(12.2)
Equity in net loss (earnings) of affiliates	(26.4)	(26.4)	(0.2)	—	53.0	—
(Loss) income from continuing operations before income taxes	26.4	26.4	(23.6)	29.0	(53.0)	5.2
Provision for income taxes	—	—	—	(3.3)	—	(3.3)
(Loss) income from continuing operations	26.4	26.4	(23.6)	32.3	(53.0)	8.5
Income (loss) from discontinued operations, net of tax	—	—	12.0	6.2	—	18.2
Net (loss) income	26.4	26.4	(11.6)	38.5	(53.0)	26.7
Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net (loss) income attributable to Aleris Corporation	$26.4	$26.4	$(11.6)	$38.3	$(53.0)	$26.5

Comprehensive (loss) income	$(27.1)	$(27.1)	$(11.2)	$(14.7)	$53.2	$(26.9)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive (loss) income attributable to Aleris Corporation	$(27.1)	$(27.1)	$(11.2)	$(14.9)	$53.2	$(27.1)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the nine months ended September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,151.2	$1,062.7	$(64.6)	$2,149.3
Cost of sales	—	—	1,082.8	935.5	(64.6)	1,953.7
Gross profit	—	—	68.4	127.2	—	195.6
Selling, general and administrative expenses	—	0.2	86.5	69.2	—	155.9
Restructuring charges	—	—	0.6	0.9	—	1.5
Losses on derivative financial instruments	—	—	0.2	11.5	—	11.7
Other operating expense (income), net	—	—	0.4	(0.3)	—	0.1
Operating (loss) income	—	(0.2)	(19.3)	45.9	—	26.4
Interest expense, net	—	—	68.7	11.7	—	80.4
Other income, net	—	—	(7.3)	(5.8)	—	(13.1)
Equity in net loss (earnings) of affiliates	8.6	8.4	(1.0)	—	(16.0)	—
(Loss) income from continuing operations before income taxes	(8.6)	(8.6)	(79.7)	40.0	16.0	(40.9)
Provision for income taxes	—	—	—	(2.7)	—	(2.7)
(Loss) income from continuing operations	(8.6)	(8.6)	(79.7)	42.7	16.0	(38.2)
Income from discontinued operations, net of tax	—	—	23.0	7.5	—	30.5
Net (loss) income	(8.6)	(8.6)	(56.7)	50.2	16.0	(7.7)
Net income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Net (loss) income attributable to Aleris Corporation	$(8.6)	$(8.6)	$(56.7)	$49.3	$16.0	$(8.6)

Comprehensive loss	$(67.8)	$(67.8)	$(56.9)	$(8.5)	$134.1	$(66.9)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Comprehensive loss attributable to Aleris Corporation	$(67.8)	$(67.8)	$(56.9)	$(9.4)	$134.1	$(67.8)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the nine months ended September 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.6	$76.1	$162.7	$43.4	$(211.4)	$71.4
Investing activities
Payments for property, plant and equipment	—	—	(133.5)	(41.6)	—	(175.1)
Proceeds from the sale of businesses, net of cash transferred	—	319.4	4.2	263.5	—	587.1
Disbursements of intercompany loans	—	(46.7)	(0.2)	(20.3)	67.2	—
Repayments from intercompany loans	—	31.1	3.8	34.3	(69.2)	—
Equity contributions in subsidiaries	—	(137.5)	(1.1)		138.6	—
Return of investment in subsidiaries	—	171.3	0.6		(171.9)	—
Other	—	(1.1)	(0.1)	1.4	—	0.2
Net cash provided (used) by investing activities	—	336.5	(126.3)	237.3	(35.3)	412.2
Financing activities
Proceeds from the ABL facilities	—	111.0	—	40.0	—	151.0
Payments on the ABL facilities	—	(335.0)	—	(40.0)	—	(375.0)
Payments on the Senior Notes	—	(125.0)	—	—	—	(125.0)
Proceeds from Zhenjiang term loans						—
Proceeds from Zhenjiang revolver	—	—	—	8.5	—	8.5
Payments on the Zhenjiang revolver	—	—	—	(5.6)	—	(5.6)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.3)	(0.2)	—	(0.4)
Debt issuance costs	—	(4.4)	—	—	—	(4.4)
Dividends paid	—	—	(173.5)	(208.3)	381.8	—
Proceeds from intercompany loans	—	20.3	—	46.9	(67.2)	—
Repayments on intercompany loans	—	(34.3)	—	(34.9)	69.2	—
Proceeds from intercompany equity contributions	—		137.4	1.2	(138.6)	—
Other	(0.6)	(0.5)	—	—	—	(1.1)
Net cash used by financing activities	(0.6)	(367.8)	(36.4)	(192.4)	245.2	(352.0)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(2.8)	—	(2.8)
Net increase in cash and cash equivalents	—	44.8	—	85.5	(1.5)	128.8
Cash and cash equivalents at beginning of period	—	—	—	36.0	—	36.0
Cash and cash equivalents at end of period	$—	$44.8	$—	$121.5	$(1.5)	$164.8

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the nine months ended September 30, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.0	$(140.3)	$47.0	$53.8	$1.8	$(36.7)
Investing activities
Payments for property, plant and equipment	—	—	(47.3)	(61.7)	—	(109.0)
Purchase of a business	—	—	(77.8)	(29.6)	—	(107.4)
Disbursements of intercompany loans	—	(15.0)	(10.8)	(87.0)	112.8	—
Repayments from intercompany loans	—	15.0	12.0	50.0	(77.0)	—
Equity contributions in subsidiaries	—	(107.4)	—	—	107.4	—
Other	—	—	1.7	6.4	—	8.1
Net cash used by investing activities	—	(107.4)	(122.2)	(121.9)	143.2	(208.3)
Financing activities
Proceeds from the ABL facility	—	322.0	—	15.0	—	337.0
Payments on the ABL facility	—	(114.0)	—	(15.0)	—	(129.0)
Proceeds from Zhenjiang revolver	—	—	—	19.8	—	19.8
Net (payments on) proceeds from other long-term debt	—	—	(0.4)	0.8	—	0.4
Dividends paid	—	—	—	(0.7)	0.7	—
Proceeds from intercompany loans	—	82.0	5.0	25.8	(112.8)	—
Repayments on intercompany loans	—	(45.0)	(5.0)	(27.0)	77.0	—
Proceeds from intercompany equity contributions	—	—	77.8	29.6	(107.4)	—
Other	(1.0)	(0.6)	—	(0.2)	—	(1.8)
Net cash (used) provided by financing activities	(1.0)	244.4	77.4	48.1	(142.5)	226.4
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(3.7)	—	(3.7)
Net (decrease) increase in cash and cash equivalents	—	(3.3)	2.2	(23.7)	2.5	(22.3)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	—	0.4	2.2	35.2	—	37.8
Cash and cash equivalents included within assets of discontinued operations - current	—	1.9	(1.8)	(12.4)	—	(12.3)
Cash and cash equivalents of continuing operations	$—	$2.3	$0.4	$22.8	$—	$25.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of September 30, 2015 and December 31, 2014, our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and our consolidated cash flows for the nine months ended September 30, 2015 and 2014. As discussed further below, we have recently completed the sale of our recycling and specification alloys and extrusions businesses. Accordingly, we have reported these businesses as discontinued operations for each period presented, and reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 12, “Discontinued Operations” to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this MD&A refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Our MD&A includes the following sections:

▪	Overview - a general description of our business, recent strategic initiatives, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and nine months ended September 30, 2015 and 2014;

▪
Liquidity and Capital Resources - an analysis and discussion of our cash flows for the nine months ended September 30, 2015 and 2014, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures, for the three and nine months ended September 30, 2015 and 2014.

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
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and building and construction end-uses. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers.

London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 70% of our costs of sales for the nine months ended September 30, 2015. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended September 30, 2015 and 2014 were $1,589 and $1,989, respectively, which represents a decrease of approximately 20%. Average LME aluminum prices per ton for the nine months ended September 30, 2015 and 2014 were $1,719 and $1,832, respectively, which represents a decrease of approximately 6%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year to date revenues may not correspond to LME and regional premium price changes for those same periods.
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
Recent Strategic Initiatives
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses include substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. The sale included 18 production facilities in North America and six in Europe. Upon closing, we received $496.2 million of cash, and an additional $5.0 million of cash and 25,000 shares of Real Industry, Inc.’s preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. In addition, we received $57.3 million of cash in April 2015 from adjustments to the sale price as a result of the preliminary determination of the working capital delivered, and an additional $3.0 million of cash in September 2015 from the final settlement of the sale.
On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business includes substantially all of the operations and assets previously reported in our Extrusions segment. Upon closing, we received €29.6 million of cash (or equivalent to approximately $33.5 million). In

August 2015 we received an additional €4.4 million (approximately $4.9 million) for the post-closing adjustment for working capital.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and currently do not reduce our exposure to changing premium differentials (while exchanges have begun to offer derivative instruments to hedge premium differentials, such markets are not yet widely utilized and are not considered in our risk management practices). While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of September 30, 2015, we had posted $3.7 million of cash collateral. There was no cash collateral posted as of December 31, 2014.

We refer to the difference between the price of aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” In order to improve consistency in the calculation of metal price lag across our segments, the North America segment implemented processes to capture the impact of regional premiums on revenues and metal costs in the first quarter of 2015. During the three and nine months ended September 30, 2015, this change increased the amount of unfavorable metal price lag reported for the North America segment by approximately $4.8 million and $14.8 million, respectively. Subsequent to the change, the aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
Our operations are labor intensive and also require a significant amount of energy (primarily natural gas and electricity) be consumed to melt scrap or primary aluminum and to re-heat and roll aluminum slabs into rolled products. As a result, we incur a significant amount of fixed and variable labor and overhead costs which we refer to as conversion costs. Conversion costs excluding depreciation expense, or cash conversion costs, on a per ton basis, are a critical measure of the effectiveness of our operations.
Our Segments
We report three operating segments based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are North America, Europe and Asia Pacific.
In addition to analyzing our consolidated operating performance based upon revenues and Adjusted EBITDA, we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Segment Adjusted EBITDA eliminates from segment income and loss the impact of recording inventory and other items at fair value through purchase accounting and metal price lag. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
For additional information regarding non-GAAP financial measures, see “– Non-GAAP Financial Measures.”
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. In connection with the ABS upgrade project at our Lewisport facility, the North America segment has been incurring costs associated with start-up activities, including the design and development of new products and processes. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	137.3	141.6	384.4	361.0

Revenues	$405.8	$468.0	$1,225.9	$1,148.4
Hedged cost of metal	(243.4)	(305.5)	(759.9)	(724.4)
(Favorable) unfavorable metal price lag	(2.2)	2.1	4.1	(4.4)
Commercial margin	$160.2	$164.6	$470.1	$419.6
Commercial margin per ton shipped	$1,167.4	$1,162.5	$1,222.9	$1,162.3

Segment income	$36.4	$26.4	$93.0	$75.8
Impact of recording inventory at fair value through purchase accounting	—	2.5	—	5.6
(Favorable) unfavorable metal price lag	(2.2)	2.1	4.1	(4.4)
Segment Adjusted EBITDA (1)	$34.2	$31.0	$97.1	$76.9
Segment Adjusted EBITDA per ton shipped	$249.0	$219.1	$252.7	$213.0

Start-up costs	$5.9	$0.9	$10.8	$1.5

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany that produce aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped (1)	81.0	77.8	234.7	231.9

Revenues	$340.1	$362.3	$1,024.6	$1,069.3
Hedged cost of metal	(200.7)	(206.8)	(612.4)	(595.7)
Unfavorable (favorable) metal price lag	5.9	(4.0)	15.6	(20.4)
Commercial margin	$145.3	$151.5	$427.8	$453.2
Commercial margin per ton shipped	$1,792.7	$1,946.7	$1,823.2	$1,954.9

Segment income	$35.1	$38.1	$99.5	$110.6
Unfavorable (favorable) metal price lag	5.9	(4.0)	15.6	(20.4)
Segment Adjusted EBITDA (2)	$41.0	$34.2	$115.2	$90.2
Segment Adjusted EBITDA per ton shipped	$505.5	$438.9	$490.7	$389.0

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.

(2)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Construction of the mill was substantially complete in 2012, limited production began in 2013, and the mill continued to incur start-up costs in 2014 representing operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certifications to produce aircraft plate. In the first quarter of 2015, the mill exited the start-up phase. Consequently, segment income (loss) for the three and nine months ended September 30, 2015 consists of revenue less those expenses allocated to the segment as described above. Expenses associated with obtaining product certifications, introducing new products and organization costs continue to be considered start-up costs and have been excluded from segment income (loss).

Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	5.5	3.8	16.1	8.9

Revenues	$24.5	$15.6	$69.2	$36.8
Hedged cost of metal	(14.8)	(15.6)	(40.6)	(36.8)
Commercial margin	$9.7	$—	$28.6	$—
Commercial margin per ton shipped	$1,777.7	*	$1,780.2	*

Segment income (loss)	$0.6	$—	$(1.2)	$—
Segment Adjusted EBITDA	$0.6	$—	$(1.2)	$—

Start-up costs	$0.4	$2.0	$2.2	$14.2

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
We estimate fourth quarter 2015 segment income and Adjusted EBITDA will be lower than the third quarter of 2015, due to normal seasonality, and in line with the prior year after excluding $4 million of one time benefits associated with electricity tax and carbon monoxide emissions credits from from fourth quarter 2014 results. Factors influencing anticipated fourth quarter 2015 performance include:

▪	global automotive and aerospace volumes expected to exceed the prior year;

▪	aerospace margins expected to benefit from a stronger U.S. dollar;

▪	European regional order patterns trending favorably;

▪	continued year-over-year improvement in North America rolling margins;

▪	anticipated de-stocking of inventory levels across our North America customer base as customers reduce metal exposure and position for 2016;

▪	weaker North America scrap spreads due to declining aluminum prices; and

▪	Aleris Operating System expected to drive favorable productivity.
Capital expenditures during the fourth quarter of 2015 are expected to be significantly higher than the fourth quarter of 2014 and higher than the third quarter of 2015 as work continues on upgrading and expanding capabilities at our Lewisport facility. We expect capital spending of approximately $275.0 million to $300.0 million in 2015, including the amounts spent in the first three quarters of the year.
Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues for the three months ended September 30, 2015 decreased $48.3 million when compared to the prior year period, with lower aluminum prices reducing revenues by approximately $60.0 million. In addition, a stronger U.S. dollar negatively impacted the translation of our Euro-based revenues, reducing revenues by approximately $37.0 million. These decreases were partially offset by increased volumes and an improved mix of products sold in Europe, including a 16% increase in automotive volumes and a 4% increase in aerospace volumes, as well as increased volumes in Asia Pacific, the combination of which more than offset overall volume decreases in North America, and resulted in a $16.0 million increase in revenues. Volumes decreased in North America as a result of lower building and construction volumes as well as customer uncertainty resulting from declining regional premiums. Improved rolling margins also increased revenues $6.0 million. In addition, revenues increased as a result of approximately $17.1 million of sales to our former recycling and specification alloys and extrusions businesses, which were eliminated in the prior year period.
The following table presents the estimated impact of key factors that resulted in the 6% decrease in our consolidated third quarter revenues from 2014 to 2015:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(59.0)	(13)%	$(1.0)	(1)%	$—	—%	$(60.0)	(8)%
Commercial price	4.0	1	2.0	1	—	—	6.0	1
Volume/Mix	(7.0)	(1)	14.0	4	9.0	56	16.0	2
Currency	—	—	(37.0)	(10)	—	—	(37.0)	(5)
Other	(0.2)	*	(0.2)	*	(0.1)	*	(0.5)	—
Total	$(62.2)	(13)%	$(22.2)	(6)%	$8.9	56%	$(75.5)	(10)%
Intra-entity revenues							27.2	3
Total							$(48.3)	(6)%

* Result is not meaningful.
Gross profit for the three months ended September 30, 2015 was $57.9 million compared to $84.6 million for the three months ended September 30, 2014. Metal price lag had an estimated $49.1 million unfavorable impact on gross profit for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, as aluminum prices have decreased during the third quarter of 2015 while they increased during the prior year period. This unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the consolidated statements of comprehensive (loss) income.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2015 and 2014:

		For the three months ended
		September 30, 2015	September 30, 2014	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(23.7)	$25.4	$(49.1)
Losses on derivative financial instruments	Realized gains (losses) on metal derivatives	20.0	(23.5)	43.5
	(Unfavorable) favorable metal price lag net of realized derivative gains/losses	$(3.7)	$1.9	$(5.6)
Offsetting this decrease to gross profit were improved rolling margins that increased gross profit $6.0 million and a stronger U.S. dollar that increased gross profit $4.0 million as the favorable impact on our U.S. dollar-based aerospace sales contracts in Europe was partially offset by the unfavorable impact on the translation of our Euro-based gross profit. In addition, productivity savings more than offset inflation, increasing gross profit $3.0 million and the impact of recording the acquired assets of Nichols Aluminum LLC (“Nichols”) at fair value increased prior year cost of sales $2.5 million.
Selling, general and administrative expenses were $44.9 million for the three months ended September 30, 2015 as compared to $53.6 million for the three months ended September 30, 2014. The $8.7 million decrease resulted primarily from a $4.2 million decrease in stock-based compensation primarily due to the forfeiture of unvested stock options and restricted stock units upon the departure of our former Chief Executive Officer, a $3.4 million decrease in professional fees and business development costs, a $1.7 million decrease in incentive compensation expense resulting primarily from the departure of our former Chief Executive Officer, and decreases to other SG&A expenses resulting from the divestitures. These decreases were partially offset by a $3.0 million increase in start-up costs related to labor, consulting and other expenses incurred for the North America ABS business.
During the three months ended September 30, 2015 and 2014, we recorded realized (gains) losses on derivative financial instruments of $(19.3) million and $23.7 million, respectively, and unrealized losses (gains) of $21.3 million and $(13.7) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense decreased $3.7 million due to an increase in capitalized interest related to the expansion project at our Lewisport facility, as well as a decrease in long-term debt as a result of paying down borrowings on the Former ABL Facility (as defined below) in the first quarter of 2015 and purchasing a portion of the outstanding Senior Notes (as defined below) pursuant to the Asset Sale Offer (as defined below) in the third quarter of 2015. An unfavorable change of $20.0 million of other expense (income) resulted primarily from currency exchange losses in the current year period as the U.S. dollar weakened during the quarter.

The following table presents key financial and operating data on a consolidated basis for the three months ended September 30, 2015 and 2014:

	For the three months ended
	September 30, 2015	September 30, 2014	Change	% Change
	(dollars in millions)
Revenues	$760.7	$809.0	$(48.3)	(6)%
Cost of sales	702.8	724.4	(21.6)	(3)
Gross profit	57.9	84.6	(26.7)	(32)
Gross profit as a percentage of revenues	7.6%	10.5%	(2.9)%	(28)
Selling, general and administrative expenses	44.9	53.6	(8.7)	(16)
Restructuring charges	1.0	0.6	0.4	67
Losses on derivative financial instruments	2.0	10.0	(8.0)	(80)
Other operating expense, net	0.6	0.1	0.5	500
Operating income	9.4	20.3	(10.9)	(54)
Interest expense, net	23.6	27.3	(3.7)	(14)
Other expense (income), net	7.8	(12.2)	20.0	(164)
(Loss) income from continuing operations before income taxes	(22.0)	5.2	(27.2)	(523)
Benefit from income taxes	(1.0)	(3.3)	2.3	(70)
(Loss) income from continuing operations	(21.0)	8.5	(29.5)	(347)
(Loss) income from discontinued operations, net of tax	(4.4)	18.2	(22.6)	(124)
Net (loss) income	(25.4)	26.7	(52.1)	(195)
Net income from discontinued operations attributable to noncontrolling interest	—	0.2	(0.2)	*
Net (loss) income attributable to Aleris Corporation	$(25.4)	$26.5	$(51.9)	(196)%

Total segment income	$72.1	$64.5	7.6	12%
Depreciation and amortization	(27.7)	(33.6)	5.9	(18)
Other corporate general and administrative expenses	(8.0)	(16.5)	8.5	(52)
Interest expense, net	(23.6)	(27.3)	3.7	(14)
Unallocated (losses) gains on derivative financial instruments	(21.5)	13.7	(35.2)	*
Unallocated currency exchange (gains) losses	(4.8)	8.5	(13.3)	*
Restructuring charges	(1.0)	(0.6)	(0.4)	67
Start-up costs	(6.8)	(3.5)	(3.3)	94
Other expense, net	(0.7)	—	(0.7)	*
(Loss) income from continuing operations before income taxes	$(22.0)	$5.2	$(27.2)	(523)%

* Result is not meaningful.

Revenues and Metric Tons of Finished Product Shipped
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	September 30, 2015	September 30, 2014	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$405.8	$468.0	$(62.2)	(13)%
Europe	340.1	362.3	(22.2)	(6)
Asia Pacific	24.5	15.6	8.9	57
Intersegment revenues	(9.7)	(36.9)	27.2	(74)
Consolidated revenues	$760.7	$809.0	$(48.3)	(6)%

Metric tons of finished product shipped:
North America	137.3	141.6	(4.3)	(3)%
Europe	81.0	77.8	3.2	4
Asia Pacific	5.5	3.8	1.7	45
Intersegment shipments	(0.7)	(0.4)	(0.3)	75
Total metric tons of finished product shipped	223.1	222.8	0.3	—%

North America Revenues
North America revenues for the three months ended September 30, 2015 decreased $62.2 million compared to the three months ended September 30, 2014. The decrease was primarily due to the following:

▪	lower aluminum prices included in the invoiced price of products sold decreased revenues approximately $59.0 million; and

▪
a 3% decrease in shipments, primarily due to lower building and construction demand and customer uncertainty caused by declining aluminum prices, partially offset by an increase in higher value automotive volumes, resulted in a $7.0 million decrease in revenues. Building and construction volumes were impacted by an uneven recovery of the North America housing industry and additional volumes in the prior year as we worked down the order backlog acquired as part of the Nichols acquisition.

This decrease was partially offset by improved rolling margins that increased revenues by approximately $4.0 million.
Europe Revenues
Europe revenues for the three months ended September 30, 2015 decreased $22.2 million compared to the three months ended September 30, 2014. This decrease was primarily due to the following:
▪a stronger U.S. dollar decreased revenues by approximately $37.0 million; and

▪
lower aluminum prices included in the invoiced price of products sold decreased revenues approximately $1.0 million. While U.S. dollar LME prices have declined significantly in 2015, the changes in Euro-based LME prices have been less severe as a result of the stronger U.S. dollar.

This decrease was partially offset by the following:

▪
a 4% increase in volumes and a favorable mix of products sold, including a 16% increase in automotive volumes and a 4% increase in aerospace volumes, increased revenues by approximately $14.0 million; and

▪	improved rolling margins, resulting from greater automotive demand, increased revenues by approximately $2.0 million.
Asia Pacific Revenues

Asia Pacific revenues for the three months ended September 30, 2015 increased $8.9 million compared to the three months ended September 30, 2014 as demand for commercial plate products improved and shipments of aerospace plate products increased following the attainment of certifications from several original equipment manufacturers in 2014.
Segment Income and Gross Profit
For the three months ended September 30, 2015 and 2014, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	September 30, 2015	September 30, 2014	Change	% Change
Segment income:	(dollars in millions)
North America	$36.4	$26.4	$10.0	38%
Europe	35.1	38.1	(3.0)	(8)
Asia Pacific	0.6	—	0.6	*
Total segment income	72.1	64.5	7.6	12
Items excluded from segment income and included in gross profit:
Depreciation	(22.5)	(28.1)	5.6	(20)
Start-up costs	(0.4)	(0.4)	—	—
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	26.9	28.9	(2.0)	(7)
Realized losses on derivative financial instruments	(19.5)	23.7	(43.2)	(182)
Other expense, net	1.3	(4.0)	5.3	(133)
Gross profit	$57.9	$84.6	$(26.7)	(32)%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended September 30, 2015 increased by $10.0 million compared to the three months ended September 30, 2014. This increase was primarily due to the following:

▪
productivity savings, as well as lower natural gas and freight prices, more than offset higher employee costs and pension expense, increasing segment income approximately $6.0 million. Productivity savings, which totaled approximately $5.0 million in the quarter, were driven by improved scrap recovery and utilization and cost savings associated with our supply chain optimization efforts;

▪	a favorable change in metal price lag compared to the prior year period increased segment income $4.3 million;

▪	improved rolling margins increased segment income $4.0 million; and

▪	the impact of recording the acquired assets of Nichols at fair value increased prior year costs of sales approximately $2.5 million.
These increases were partially offset by the following:

▪	unfavorable scrap spreads resulting from declining aluminum prices and decreased scrap availability decreased segment income by $3.0 million; and

▪	lower shipments and unfavorable absorption caused by lower production levels decreased segment income $3.0 million.
Europe Segment Income
Europe segment income for the three months ended September 30, 2015 decreased by $3.0 million compared to the three months ended September 30, 2014. This decrease was primarily due to the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income by approximately $9.9 million;

▪	increased employee costs and pension expense, partially offset by productivity savings, decreased segment income by approximately $1.0 million; and

▪	unfavorable scrap spreads and increased costs for external slab and hardeners decreased segment income by approximately $1.0 million.
These decreases were partially offset by the following:

▪	increased volume and a favorable mix of products sold increased segment income $5.0 million;

▪	improved rolling margins due to increased demand for automotive products increased segment income $2.0 million; and

▪	favorable currency movements resulting from the strengthening of the U.S. dollar increased segment income by approximately $2.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $8.7 million compared to the prior year period. The decrease was primarily due to:

▪
a $4.2 million decrease in stock-based compensation expense resulting primarily from the forfeiture of unvested stock options and restricted stock units upon the departure of our former Chief Executive Officer;

▪	a $3.4 million decrease in professional fees and business development costs as expenses associated with the sale of our recycling and specification alloys and extrusions businesses did not recur; and

▪	a $1.7 million decrease in incentive compensation resulting primarily from the the departure of our former Chief Executive Officer.
These decreases were partially offset by a $3.0 million increase in start-up costs related to labor, consulting and other expenses incurred for the North America automotive business.
Gains and Losses on Derivative Financial Instruments
During the three months ended September 30, 2015 and 2014, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	September 30, 2015	September 30, 2014
Realized (gains) losses	(in millions)
Metal	$(20.0)	$23.5
Energy	0.6	0.2
Currency	0.1	—
Unrealized losses (gains)
Metal	21.5	(13.7)
Energy	(0.1)	—
Currency	(0.1)	—
Total losses	$2.0	$10.0
Interest Expense, net
Net interest expense for the three months ended September 30, 2015 decreased $3.7 million from the comparable period of 2014. The decrease was primarily due to:

▪	interest capitalized during the quarter increased $1.5 million as a result of the capital expenditures for the expansion project at our Lewisport facility;

▪
interest expense on the Former ABL Facility decreased $1.4 million as all outstanding borrowings were repaid in the first quarter of 2015 and there were no borrowings under the 2015 ABL Facility in the third quarter of 2015; and

▪	interest expense on the Senior Notes decreased $0.6 million as a portion of the Senior Notes were purchased during the quarter pursuant to the Asset Sale Offer.
Provision for Income Taxes
Our effective tax rates were 4.6% and (60.3)% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate for the three months ended September 30, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2015, we have $2.5 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Benefit from income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of September 30, 2015, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
The 2009 through 2014 tax years remain open to examination.
Results of Operations
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues for the nine months ended September 30, 2015 increased $131.5 million when compared to the prior year period. A 5% increase in volumes contributed approximately $113.0 million to the revenues increase. The increased volumes were primarily the result of the April 2014 acquisition of Nichols, whose facilities generated approximately $90.8 million of revenues in the first quarter of 2015. Volumes were also favorably impacted by improved demand from the automotive and aerospace industry in Europe and the aerospace and distribution industries served by our Asia Pacific operations. These increases were offset by a decrease in European regional commercial plate and sheet volumes resulting from competitive pressures and customer uncertainty resulting from declining regional premiums. In addition, higher LME prices in Europe increased the average price of aluminum included in our invoiced prices. Although aluminum prices in the United States have decreased in 2015, the stronger U.S. dollar has resulted in higher LME prices in Europe. Aluminum price changes increased revenues by approximately $61.0 million. Improved rolling margins increased revenues by approximately $18.0 million and revenues also increased as a result of approximately $51.8 million of sales to our former recycling and specification alloys and extrusions businesses, which were eliminated in the prior period. These increases were partially offset by the stronger U.S. dollar’s impact on the translation of Euro-based revenues. Changes in currency exchange rates reduced revenues by approximately $125.0 million.
The following table presents the estimated impact of key factors that resulted in the 6% increase in our consolidated revenues from the first nine months of 2014 to the first nine months of 2015:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(10.0)	(1)%	$71.0	6%	$—	*	$61.0	3%
Commercial price	13.0	1	5.0	—	—	*	18.0	1
Volume/Mix	76.0	7	5.0	—	32.0	88%	113.0	5
Currency	—	—	(125.0)	(12)	—	*	(125.0)	(6)
Other	(1.5)	*	(0.7)	*	0.4	*	(1.8)	—
Total	$77.5	7%	$(44.7)	(4)%	$32.4	88%	$65.2	3%
Intra-entity revenues							66.3	3
Total							$131.5	6%

* Result is not meaningful.

Gross profit for the nine months ended September 30, 2015 was $171.8 million compared to $195.6 million for the nine months ended September 30, 2014. Metal price lag had an estimated $87.3 million unfavorable impact on gross profit for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. This unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the consolidated statements of comprehensive (loss) income.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the nine months ended September 30, 2015 and 2014:

		For the nine months ended
		September 30, 2015	September 30, 2014	Change
Location in consolidated statement of comprehensive (loss) income		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(45.6)	$41.7	$(87.3)
Losses on derivative financial instruments	Realized gains (losses) on metal derivatives	25.9	(16.9)	42.8
	(Unfavorable) favorable metal price lag net of realized derivative gains/losses	$(19.7)	$24.8	$(44.5)
This decrease to gross profit was partially offset by higher rolling margins that increased gross profit approximately $18.0 million and increased volumes and a favorable mix of products sold that combined to increase gross margin approximately $16.0 million. A stronger U.S. dollar also resulted in an increase of approximately $15.0 million, as the impact on our U.S. dollar-based aerospace sales contracts in Europe was partially offset by the unfavorable impact on the translation of our Euro-based gross profit. In addition, there was a $10.0 million decrease in start-up costs, which primarily represent operating losses incurred by our Asia Pacific segment while ramping up production in 2014 and expenses associated with obtaining certifications to produce aircraft plate. Productivity savings and lower North America natural gas costs exceeded inflation in employee costs and pension expense, resulting in a $4.0 million increase to gross profit. In addition, the impact of recording the acquired assets of Nichols at fair value increased prior year cost of sales $5.6 million.
Selling, general and administrative expenses were $158.7 million for the nine months ended September 30, 2015 as compared to $155.9 million for the nine months ended September 30, 2014. The $2.8 million increase in SG&A expenses included increased start-up costs of $5.4 million related to labor, consulting and other expenses incurred for the North America ABS project, an increase in depreciation and amortization expense of approximately $2.8 million, and an increase of $1.7 million for incentive compensation. These increases were partially offset by a decrease of approximately $7.1 million in stock-based compensation expense due in part to the forfeiture of unvested stock options and restricted stock units upon the departure of our former Chief Executive Officer.
During the nine months ended September 30, 2015 and 2014, we recorded realized (gains) losses on derivative financial instruments of $(23.3) million and $15.7 million, respectively, and unrealized losses (gains) of $25.7 million and $(4.0) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense decreased $5.7 million due to increased capitalized interest resulting from capital expenditures on the expansion project at our Lewisport facility as well as a decrease in long-term debt as a result of paying down borrowings on the Former ABL Facility in the first quarter of 2015 and purchasing a portion of the outstanding Senior Notes pursuant to the Asset Sale Offer in the third quarter of 2015. In addition, a decrease of $8.0 million in other income resulted primarily from greater currency exchange gains in the prior year period.
Income from discontinued operations, net of tax increased $84.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to a pre-tax gain of $196.9 million that was recorded upon the completion of the sales of our recycling and specification alloys and extrusions business.

The following table presents key financial and operating data on a consolidated basis for the nine months ended September 30, 2015 and 2014:

	For the nine months ended
	September 30, 2015	September 30, 2014	Change	% Change
	(dollars in millions)
Revenues	$2,280.8	$2,149.3	$131.5	6%
Cost of sales	2,109.0	1,953.7	155.3	8
Gross profit	171.8	195.6	(23.8)	(12)
Gross profit as a percentage of revenues	7.5%	9.1%	(1.6)%	(18)
Selling, general and administrative expenses	158.7	155.9	2.8	2
Restructuring charges	8.7	1.5	7.2	*
Losses on derivative financial instruments	2.4	11.7	(9.3)	(79)
Other operating expense, net	1.9	0.1	1.8	*
Operating income	0.1	26.4	(26.3)	*
Interest expense, net	74.7	80.4	(5.7)	(7)
Other income, net	(5.1)	(13.1)	8.0	(61)
Loss from continuing operations before income taxes	(69.5)	(40.9)	(28.6)	70
Benefit from income taxes	(16.0)	(2.7)	(13.3)	*
Loss from continuing operations	(53.5)	(38.2)	(15.3)	40
Income from discontinued operations, net of tax	115.0	30.5	84.5	*
Net income (loss)	61.5	(7.7)	69.2	*
Net income from discontinued operations attributable to noncontrolling interest	0.1	0.9	(0.8)	(89)%
Net income (loss) attributable to Aleris Corporation	$61.4	$(8.6)	$70.0	*

Total segment income	$191.3	$186.4	$4.9	3%
Depreciation and amortization	(92.9)	(87.8)	(5.1)	6
Other corporate general and administrative expenses	(41.1)	(49.1)	8.0	(16)
Interest expense, net	(74.7)	(80.4)	5.7	(7)
Unallocated (losses) gains on derivative financial instruments	(26.0)	4.0	(30.0)	*
Unallocated currency exchange gains	3.4	7.7	(4.3)	(56)
Restructuring charges	(8.7)	(1.5)	(7.2)	*
Start-up costs	(14.6)	(19.8)	5.2	(26)
Other expense, net	(6.2)	(0.4)	(5.8)	*
Loss from continuing operations before income taxes	$(69.5)	$(40.9)	$(28.6)	70%

* Result is not meaningful.

Revenues and Metric Tons of Finished Product Shipped
The following tables present revenues and metric tons of finished product shipped by segment:

	For the nine months ended
	September 30, 2015	September 30, 2014	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$1,225.9	$1,148.4	$77.5	7%
Europe	1,024.6	1,069.3	(44.7)	(4)
Asia Pacific	69.2	36.8	32.4	88
Intersegment revenues	(38.9)	(105.2)	66.3	*
Consolidated revenues	$2,280.8	$2,149.3	$131.5	6%

Metric tons of finished product shipped:
North America	384.4	361.0	23.4	6%
Europe	234.7	231.9	2.8	1
Asia Pacific	16.1	8.9	7.2	81
Intersegment shipments	(1.8)	(1.4)	(0.4)	*
Total metric tons of finished product shipped	633.4	600.4	33.0	5%

* Result is not meaningful.
North America Revenues
North America revenues for the nine months ended September 30, 2015 increased $77.5 million compared to the nine months ended September 30, 2014. This increase was primarily due to the following:

▪
a 6% increase in shipments resulted in increased revenues of approximately $76.0 million. The increased shipments related to the acquired Nichols business as well as increased demand from the automotive and truck trailer industries. These increases were partially offset by a slow start to the spring construction season, an uneven recovery of the North America housing industry in 2015 and additional volumes in the prior year as we worked down the order backlog acquired as part of the Nichols acquisition; and

▪	improved rolling margins increased revenues approximately $13.0 million.
These increases were partially offset by lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $10.0 million.
Europe Revenues
Europe revenues for the nine months ended September 30, 2015 decreased $44.7 million compared to the nine months ended September 30, 2014. This decrease was primarily due to a stronger U.S. dollar that decreased revenues by approximately $125.0 million.
This decrease was partially offset by the following:

▪	higher Euro-based LME prices that increased the average price of aluminum included in our invoiced prices and increased revenues by approximately $71.0 million;

▪	improved rolling margins that increased revenues by approximately $5.0 million; and

▪
a 1% increase in shipments of finished products and a favorable mix of product sold, resulting from strong demand from the aerospace and automotive industries, increased revenues by approximately $5.0 million. Automotive shipments increased 14% and aerospace shipments increased 4%. These increases were partially offset by lower regional plate and sheet volume, which declined as a result of competitive pressure and customer uncertainty caused by declining regional premiums, and lower third party sales of semi-finished billets as more casthouse production was used by the segment’s rolling mills.
Asia Pacific Revenues
Asia Pacific revenues for the nine months ended September 30, 2015 increased $32.4 million compared to the nine months ended September 30, 2014 as production of and demand for commercial plate products improved and shipments of aerospace plate increased following the attainment of certifications from several original equipment manufacturers in 2014.
Segment Income (Loss) and Gross Profit
For the nine months ended September 30, 2015 and 2014, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the nine months ended
	September 30, 2015	September 30, 2014	Change	% Change
Segment income (loss):	(dollars in millions)
North America	$93.0	$75.8	$17.2	23
Europe	99.5	110.6	(11.1)	(10)
Asia Pacific	(1.2)	—	(1.2)	*
Total segment income	191.3	186.4	4.9	3
Items excluded from segment income and included in gross profit:
Depreciation	(74.9)	(72.7)	(2.2)	3
Start-up costs	(1.3)	(11.3)	10.0	(88)
Other	(4.1)	—	(4.1)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	88.4	83.2	5.2	6
Realized gains on derivative financial instruments	(23.6)	15.6	(39.2)	*
Other income, net	(4.0)	(5.6)	1.6	(29)
Gross profit	$171.8	$195.6	$(23.8)	(12)%

* Result is not meaningful.
North America Segment Income
North America segment income for the nine months ended September 30, 2015 increased by $17.2 million compared to the nine months ended September 30, 2014. This increase was primarily due to the following:

▪	improved rolling margins increased segment income approximately $13.0 million;

▪
productivity gains driven by operational improvements at our Ashville paint line, improved scrap utilization and cost savings associated with our supply chain optimization efforts more than offset higher employee costs and pension expense, resulting in increased segment income of approximately $10.0 million;

▪	a 6% increase in volumes, partially offset by unfavorable cost absorption, increased segment income approximately $4.0 million; and

▪	the impact of recording the acquired assets of Nichols at fair value increased prior year cost of sales $5.6 million.
These increases were partially offset by the following:

▪	an $8.5 million unfavorable impact from metal price lag; and

▪
unfavorable scrap spreads resulting from declining aluminum prices and decreased scrap availability were partially offset by metal related synergies due to the Nichols acquisition, decreasing segment income by approximately $1.0 million.

Europe Segment Income
Europe segment income for the nine months ended September 30, 2015 decreased by $11.1 million compared to the nine months ended September 30, 2014. This decrease was primarily due to the following:

▪	unfavorable metal price lag compared to the prior year period decreased segment income by an estimated $36.0 million; and

▪
higher costs associated with inflation in employee and other conversion costs, as well as costs associated with our ongoing business improvement process plans, were partially offset by productivity savings, resulting in a decrease in segment income of $5.0 million.

These increases were partially offset by:

▪	favorable currency movements, resulting from the strengthening of the U.S. dollar, increased segment income by approximately $21.0 million;

▪	a favorable mix of products sold, resulting from an increase in aerospace and automotive volumes, as well as favorable cost absorption, increased segment income by approximately $9.0 million; and

▪	improved rolling margins increased segment income by $5.0 million.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses were $158.7 million for the nine months ended September 30, 2015 compared to $155.9 million for the nine months ended September 30, 2014. The $2.8 million increase was primarily due to the following:

▪	a $5.4 million increase in start-up costs related to labor, consulting and other expenses incurred for the North America ABS project;

▪	an increase in depreciation and amortization expense of approximately $2.8 million, and

▪	an increase of $1.7 million in incentive compensation expense.
These increases were partially offset by a decrease of approximately $7.1 million in stock-based compensation expense due in part to the forfeiture of unvested stock options and restricted stock units upon the departure of our former Chief Executive Officer.

Gains and Losses on Derivative Financial Instruments
During the nine months ended September 30, 2015 and 2014, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the nine months ended
	September 30, 2015	September 30, 2014
Realized (gains) losses	(in millions)
Metal	$(25.9)	$16.9
Energy	2.4	(1.2)
Currency	0.2	—
Unrealized losses (gains)
Metal	27.0	(4.2)
Energy	(1.4)	0.2
Currency	0.1	—
Total losses	$2.4	$11.7
Interest Expense, net
Net interest expense for the nine months ended September 30, 2015 decreased $5.7 million from the comparable period of 2014. This decrease was primarily due to:

▪	interest capitalized during the period increased $3.6 million as a result of the capital expenditures for the expansion project at our Lewisport facility;

▪
interest expense on the Former ABL Facility decreased $1.3 million as all outstanding borrowings were repaid in the first quarter of 2015 and there were no outstanding borrowings under the 2015 ABL Facility; and

▪	interest expense on the Senior Notes decreased $0.6 million as a portion of the Senior Notes were purchased during the third quarter pursuant to the Asset Sale Offer.
Provision for Income Taxes
Our effective tax rates were 23.0% and 6.9% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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

In the first quarter of 2015, we received cash proceeds, prior to fees and taxes, of approximately $496.2 million from the completion of the sale of our recycling and specification alloys businesses and cash proceeds, prior to fees and taxes, of approximately €29.6 million (or equivalent to approximately $33.5 million) from the completion of the sale of our extrusions business. In the second quarter of 2015, we received cash proceeds of approximately $57.3 million from adjustments to the sale price of the recycling and specification alloys businesses as a result of the preliminary determination of the working capital delivered. The sale price for each of the transactions was finalized in the third quarter of 2015, and we received cash proceeds of approximately $3.0 million for the recycling and specification alloys sale and €4.4 million (or equivalent to approximately $4.9 million) for the extrusions sale. A portion of these cash proceeds were used to pay down borrowings on the Former ABL Facility. In addition, on September 8, 2015, Aleris International purchased $65.1 million aggregate principal amount of the 7 5/8% Senior Notes and $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to an asset sale offer (the “Asset Sale Offer”) to purchase, on a pro rata basis, up to $125.0 million of the Senior Notes at a cash purchase price of 100% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. We expect to use the remaining proceeds to fund strategic capital projects and/or repay existing indebtedness.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations. For a summary of depreciation, capital expenditures and significant operating noncash items of discontinued operations for the nine months ended September 30, 2015 and 2014, see Note 12, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-Q.

	For the nine months ended
	September 30, 2015	September 30, 2014
Net cash provided (used) by:	(in millions)
Operating activities	$71.4	$(36.7)
Investing activities	412.2	(208.3)
Financing activities	(352.0)	226.4
Cash Flows from Operating Activities
Cash flows provided by operating activities were $71.4 million for the nine months ended September 30, 2015, which resulted from $42.8 million of cash from earnings and a $28.6 million decrease in net operating assets. The significant components of the change in net operating assets included increases of $113.3 million and $26.7 million in accounts receivable and accounts payable, respectively, and a decrease of $116.8 million in inventories. The increase in accounts receivable was due to increased seasonal sales volume as compared to December 2014, as well as an increase in the accounts receivable balance of the recycling and specification alloys business that was sold. As a result of this increase, we received a cash payment of $57.3 million in the second quarter in connection with the preliminary adjustment to the sale price. This payment has been reported in investing activities. Our average days sales outstanding (“DSO”) for the twelve months ended September 30, 2015 remained consistent with the DSO for the year ended December 31, 2014. However, revenues in the month of September 2015 were approximately $49.4 million higher than the month of December 2014, leading to an increase in accounts receivable. The change in inventories was due in part to the decreased LME prices in inventory as compared to the end of 2014. Our average days inventory outstanding (“DIO”) and average days payables outstanding (“DPO”) for the twelve months ended September 30, 2015 remained consistent with the average DIO and DPO for the year ended December 31, 2014.
Cash flows used by operating activities were $36.7 million for the nine months ended September 30, 2014, which resulted from $105.2 million of cash from earnings offset by a $141.9 million increase in net operating assets. The significant components of the change in net operating assets included increases of $148.8 million, $109.5 million and $109.3 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volume across most segments when compared to December 2013 as well as higher aluminum prices. Our average DSO at September 30, 2014 remained consistent with average DSO at December 31, 2013. However, revenues in the month of September 2014 were approximately $176.8 million higher than the month of December 2013, leading to an increase in accounts receivable. Our average DIO and average DPO at September 30, 2014 remained consistent with the average DIO and DPO at December 31, 2013.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $412.2 million for the nine months ended September 30, 2015 and included $587.1 million of cash proceeds, net of cash transferred, from the sales of our former recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $175.1 million of capital expenditures, primarily resulting from capital expenditures on the expansion project at our Lewisport facility.
Cash flows used by investing activities were $208.3 million for the nine months ended September 30, 2014 and included $109.0 million of capital expenditures and $107.4 million to acquire Nichols.
Cash Flows from Financing Activities
Cash flows used by financing activities for the nine months ended September 30, 2015 included $224.0 million of net repayments on the Former ABL Facility, $125.0 million of the Senior Notes purchased pursuant to the Asset Sale Offer and $4.4 million of issuance costs for the 2015 ABL Facility. These payments were partially offset by $2.9 million of net proceeds from the China Loan Facility.
Cash flows provided by financing activities were $226.4 million for the nine months ended September 30, 2014, and included $208.0 million of net proceeds from the Former ABL facility (as defined below) and $19.8 million of proceeds from the China Loan facility (as defined below).
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
As of September 30, 2015, we estimate that the borrowing base would have supported borrowings of $469.2 million. As of September 30, 2015, Aleris International had no borrowings outstanding under the 2015 ABL Facility. After giving effect to the outstanding letters of credit of $21.7 million, Aleris International had $447.5 million available for borrowing as of September 30, 2015.
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
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of September 30, 2015.
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
On September 8, 2015, Aleris International purchased $65.1 million aggregate principal amount of our 7 5/8% Senior Notes and $59.9 million aggregate principal amount of our 7 7/8% Senior Notes pursuant to the Asset Sale Offer. After consummation of the Asset Sale Offer, and as of September 30, 2015, we had $434.9 million aggregate principal amount outstanding on our 7 5/8% Senior Notes and $440.1 million aggregate principal amount outstanding on our 7 7/8% Senior Notes.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 993.5 million (or equivalent to approximately $155.9 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $64.3 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of September 30, 2015, the full amount of the Zhenjiang Term Loans was drawn and $26.1 million was drawn on the Zhenjiang Revolver. The final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021. Borrowings under the Zhenjiang Term Loans are repayable semi-annually beginning in 2016 at amounts ranging from RMB 29.9 million to RMB 209.5 million.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of September 30, 2015. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three and nine months ended September 30, 2015 and 2014, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided (used) by operating activities is presented below.

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Adjusted EBITDA from continuing operations	$68.2	$55.1	$183.5	$138.0
Unrealized (losses) gains on derivative financial instruments of continuing operations	(21.3)	13.7	(25.7)	4.0
Impact of recording inventory at fair value through purchase accounting	—	(2.5)	—	(5.6)
Restructuring charges	(1.0)	(0.6)	(8.7)	(1.5)
Unallocated currency exchange (losses) gains on debt	(4.8)	7.1	3.1	7.3
Stock-based compensation benefit (expense)	1.5	(2.8)	(3.9)	(11.0)
Start-up costs	(6.8)	(3.5)	(14.6)	(19.8)
(Unfavorable) favorable metal price lag	(3.7)	1.9	(19.8)	24.9
Other	(2.8)	(2.6)	(15.9)	(9.9)
EBITDA from continuing operations	29.3	65.8	98.0	126.4
Interest expense, net	(23.6)	(27.3)	(74.7)	(80.4)
Benefit from income taxes	1.0	3.3	16.0	2.7
Depreciation and amortization from continuing operations	(27.7)	(33.6)	(92.9)	(87.8)
(Loss) income from discontinued operations, net of tax	(4.4)	18.2	115.0	30.5
Net (loss) income attributable to Aleris Corporation	(25.4)	26.4	61.4	(8.6)
Net income from discontinued operations attributable to noncontrolling interest	—	0.2	0.1	0.9
Net (loss) income	(25.4)	26.6	61.5	(7.7)
Depreciation and amortization	27.7	41.5	92.9	112.2
Provision for (benefit from) deferred income taxes	4.0	(6.5)	63.1	(4.2)
Stock-based compensation (benefit) expense	(1.5)	2.8	3.9	11.0
Unrealized losses (gains) on derivative financial instruments	21.3	(15.9)	23.6	(7.4)
Currency exchange losses (gains) on debt	4.8	(7.0)	(4.1)	(7.1)
Amortization of debt issuance costs	1.7	1.9	4.9	5.8
Net loss (gain) on sale of discontinued operations	0.4	—	(196.9)	—
Other	3.8	(0.8)	(6.0)	2.6
Change in operating assets and liabilities:
Change in accounts receivable	46.5	(44.2)	(113.3)	(148.8)
Change in inventories	58.2	(52.8)	116.8	(109.5)
Change in other assets	(0.1)	(3.2)	(0.2)	(2.7)
Change in accounts payable	(9.4)	20.1	26.7	109.3
Change in accrued liabilities	12.8	8.1	(1.5)	9.8
Net cash provided (used) by operating activities	$144.8	$(29.4)	$71.4	$(36.7)

For the three and nine months ended September 30, 2015 and 2014, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Revenues	$760.7	$809.0	$2,280.8	$2,149.3
Hedged cost of metal	(449.2)	(491.0)	(1,374.1)	(1,251.7)
Unfavorable (favorable) metal price lag	3.7	(1.9)	19.7	(24.8)
Commercial margin	$315.2	$316.1	$926.5	$872.8
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2015 for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2015.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at September 30, 2015.
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

▪
our ability to enter into effective metal, energy and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals, especially London Metal Exchange-based aluminum prices;

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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2015 and December 31, 2014, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2015, we had 0.3 million and 0.8 million of British thermal unit buy and sell forward contracts, respectively. As of December 31, 2014, we had 3.5 million of British thermal unit forward buy contracts.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of September 30, 2015 we had 0.3 million gallons of diesel fuel swap contracts. We had no diesel fuel swap contracts at December 31, 2014.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the Euro as sales contracts are generally in U.S. dollars while the costs of production are in Euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the Euro may have on our business we have entered into forward currency contracts with total notional amounts of €32.9 million.
Interest Rate Risks
As of September 30, 2015, approximately 83% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of September 30, 2015, Aleris International had no borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $186.5 million of borrowings under the Zhenjiang Term Loans and $26.3 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at September 30, 2015 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2015:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(15.1)	$(1.4)
Energy	(0.6)	(0.3)
Currency	(0.1)	(3.7)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1†
Amended and Restated Employment Agreement, effective as of July 11, 2015, by and among Aleris Corporation, Aleris International, Inc. and Sean Stack (filed as Exhibit 10.1 to Aleris Corporation's Current Report on Form 8-K (File No. 333-185443) filed October 13, 2015, and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	November 3, 2015	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)