Form 10-K
period 2015-12-31
Aleris Corp
filed 2016-03-09
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
There were 31,891,866 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 5, 2016.
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
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses included substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America (“RSAA”) and Recycling and Specification Alloys Europe (“RSEU”) segments. The sale included 18 production facilities in North America and six in Europe.
On March 1, 2015, we finalized the sale of our Extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer to sell our extrusions business. This business included substantially all of the operations and assets previously reported in our Extrusions segment.
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” For additional information, see Note 17, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows reflects the combined cash flows from our continuing and discontinued operations.
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
Company Overview
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to service our customers globally. Our diversified customer base includes a number of industry-leading companies such as Airbus, Audi, BMW, Boeing, Bombardier, Daimler, Embraer, Ford and Volvo. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers. For the year ended December 31, 2015, we generated revenues of $2.9 billion, of which approximately 58% were derived from North America, 35% were derived from Europe and the remaining 7% were derived from the rest of the world.
Company History
Our predecessor was formed at the end of 2004 through the merger of Commonwealth Industries, Inc. and IMCO Recycling, Inc. The predecessor’s business grew through a combination of organic growth and strategic acquisitions, the most significant of which was the 2006 acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”). The Corus Aluminum acquisition doubled its size and significantly expanded both its presence in Europe and its ability to manufacture higher value-added products, including aerospace and auto body sheet (“ABS”).
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
The Company was formed as a Delaware corporation in 2009 to acquire the assets and operations of the predecessor upon emergence from bankruptcy, which occurred on June 1, 2010. TPG exited our business during this time and we received significant support from new equity investors, led by the Oaktree Funds, the majority owner of Aleris Corporation, as well as certain investment funds managed by affiliates of Apollo Management Holdings, L.P. (“Apollo”) and Sankaty Advisors, LLC (“Sankaty” and, together with the Oaktree Funds and Apollo, the “Investors”).
Since 2010, the Company has grown through the successful combination of strategic growth initiatives involving acquisitions, such as the 2014 acquisition of Nichols Aluminum LLC (“Nichols”), and investments in our existing facilities and in China. These initiatives were targeted at broadening our product offerings and geographic presence, diversifying our end-use customer base, increasing our scale and scope, and offering a higher value-added product mix. In 2015, we sold our recycling and specification alloys and extrusions businesses in order to focus on our aluminum rolled products business.
Business Segments
We report three operating segments based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are North America, Europe and Asia Pacific.
In addition to these reportable segments, we disclose corporate and other unallocated amounts, including start-up costs.
See Note 15, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for financial and geographic information about our segments.
The following charts present the percentage of our consolidated revenue from continuing operations by reportable segment and by end-use for the year ended December 31, 2015:
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, truck trailers, appliances, cars and recreational vehicles. Our facility in Lewisport, Kentucky utilizes a direct-chill cast process which enables us to meet more technically demanding applications. We are investing over $400.0 million to add ABS capabilities at our Lewisport facility. In connection with the ABS project at our Lewisport facility, the North America segment has been incurring costs associated with start-up activities, including the design and development of new products and processes. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.
We have the largest footprint of continuous cast operations in North America. Our continuous cast operations have lower capital requirements and lower operating costs compared to our direct-chill cast operations. For our continuous cast operations, scrap input typically comprises over 90% of our overall metal needs, which provides substantial benefits, including metal cost savings. For the year ended December 31, 2015, approximately 99% of our revenues were derived utilizing a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee.
Our North America segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 72 inches. The following table summarizes our North America segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware and siding)	• American Construction Metals, Kaycan, Midwest Metals, Ply Gem Industries, Gentek Building Products, Rollex, Euramax	• Jupiter Aluminum, JW Aluminum, Alcoa, Vulcan
• Metal distribution	• Ryerson, Thyssen-Krupp, Samuel & Son, Champagne Metals, Metals USA	• Alcoa, Novelis, Constellium, Empire, Ta-Chen, Asian-American, Metal Exchange
• Truck Trailer	• Great Dane, Utility Trailer, Aluminum Line, Hyundai Translead	• Alcoa, Novelis, JW Aluminum
• Consumer durables, specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	• Brunswick Boat Group, ABB, Cuprum Metales Laminados, John R Wald	• Alcoa, Novelis, Noranda, Skana Aluminum, Constellium
• Converter foil, fins and tray materials	• HFA, Reynolds, D&W Fine Pack	• JW Aluminum, Noranda, Novelis, Skana Aluminum, SAPA
Key operating and financial information for the segment is presented below:

North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2015	2014	2013
Metric tons of finished product shipped	492.8	482.0	372.3
Revenues	$1,532.8	$1,561.8	$1,194.8
Segment income (1)	$107.9	$94.6	$81.8
Segment Adjusted EBITDA (1)(2)	$109.1	$96.0	$76.2
Total segment assets	$882.4	$790.9
(1) Segment income and segment Adjusted EBITDA exclude start-up operating losses and expenses incurred during the start-up period. For the years ended December 31, 2015, 2014 and 2013, start-up costs were $16.0 million, $3.1 million and $1.2 million, respectively.
(2) Segment Adjusted EBITDA is a non-GAAP financial measure. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment Adjusted EBITDA and a reconciliation to segment income.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Koblenz, Germany and the other in Duffel, Belgium, and an aluminum cast house in Germany, that produce aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat-treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses, which command some of the highest margins in the industry.

For over a decade, we have been a leading supplier of automotive and aerospace aluminum rolled products in Europe. The technical and quality requirements needed to participate in these end-uses create a significant barrier to entry and we believe provide us with a competitive advantage. We continue to pursue technical and manufacturing upgrades at our facilities, such as our ABS project at our Duffel, Belgium facility, completed in 2013, which we believe now supplies the widest ABS in Europe.
Our Europe segment remelts primary ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our Europe segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate and sheet	• Airbus, Boeing, Bombardier, Dassault, Embraer	• Alcoa, AMAG, Constellium, Kaiser
• Auto body sheet (inner, outer and structural parts)	• BMW, Daimler, Renault, Volvo, VW Group	• Alcoa, AMAG, Constellium, Hydro, Novelis
• Brazing clad sheet (heat exchanger materials for automotive and general industrial)	• Behr, Dana, Denso, HallaVisteon, Modine Chart	• Alcoa, AMAG, Gränges, Hydro, UACJ
• Industrial plate and sheet (tooling, molding, road & rail, shipbuilding, LNG, silos, anodizing qualities for architecture, multi-layer tubing, and general industry)	• Amari Group, Amco, Euramax, Gilette, Henco, Linde, Multivac, RemiClaeys, SAG, ThyssenKrupp Materials,	• Alcoa, AMAG, Constellium, Hydro, Novelis
Key operating and financial information for the segment is presented below:

Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2015	2014	2013
Metric tons of finished product shipped (1)	313.6	301.6	297.7
Revenues	$1,335.3	$1,402.4	$1,443.2
Segment income	$131.8	$147.6	$132.1
Segment Adjusted EBITDA (2)	$149.3	$120.7	$115.3
Total segment assets	$632.8	$701.9
(1) Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.
(2) Segment Adjusted EBITDA is a non-GAAP financial measure. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment Adjusted EBITDA and a reconciliation to segment income.
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
The Zhenjiang rolling mill commenced operations in the first quarter of 2013 and achieved Nadcap certification, an industry standard for the production of aerospace aluminum, in 2014. Since then, the Zhenjiang rolling mill has received qualifications from several industry-leading aircraft manufacturers, including Airbus, Boeing, Bombardier and COMAC, and is the only facility in Asia capable of meeting the exacting standards of the global aerospace end-use.
We expect demand for aluminum plate in Asia to grow, driven by the development and expansion of industries serving aerospace, engineering and other heavy industrial applications. In anticipation of this demand, we built the Zhenjiang rolling mill with 250,000 tons of hot mill capacity and the capability to both expand into other high growth and high value-added products, including ABS, clad brazing sheet and other technically demanding products, as well as produce additional aerospace and heat treated plate with modest incremental investment.

The following table summarizes our Asia Pacific segment’s principal products and services, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate	• Airbus, Boeing, AVIC, KAI, AMS	• Alcoa, Constellium, Chinalco, Kaiser
• Heat treated plate	• Hengtai, AVIC, ThyssenKrupp	• Kumz, Alnan, UACJ
• Non-heat treated plate	• Hengtai, AVIC, ThyssenKrupp	• Kumz, Alnan, UACJ
Key operating and financial information for the segment is presented below:

Asia Pacific
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2015	2014	2013
Metric tons of finished product shipped	21.8	12.8	4.8
Revenues	$96.4	$52.7	$20.7
Segment loss (1)	$—	$—	$(0.2)
Segment Adjusted EBITDA (1) (2)	$—	$—	$(0.2)
Total segment assets	$395.9	$433.3
(1) Segment loss and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense incurred during the start-up period. For the years ended December 31, 2015, 2014 and 2013, start-up costs were $2.9 million, $16.6 million and $31.6 million, respectively, and total depreciation expenses for the years ended December 31, 2014 and 2013 were $24.7 million and $17.2 million, respectively.
(2) Segment Adjusted EBITDA is non-GAAP financial measure. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment Adjusted EBITDA and a reconciliation to segment income.
Industry Overview
Aluminum is a widely-used, attractive industrial material. Compared to several alternative metals such as steel and copper, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminum can be recycled repeatedly without any material decline in performance or quality. The recycling of aluminum delivers energy and capital investment savings relative to both the cost of producing primary aluminum and many other competing materials. The penetration of aluminum into a wide variety of applications continues to grow. We believe several factors support fundamental long-term growth in aluminum consumption in the end-uses we serve.
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
Sales and Marketing
We sell our products to end-users and distributors, principally for use in the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries. Backlog as of December 31, 2015 and 2014 was approximately $112.0 million and $154.4 million, respectively, for North America, $211.5 million and $265.2 million, respectively, for Europe, and as of December 31, 2015 was $33.1 million for Asia Pacific.
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
We compete in the production and sale of rolled aluminum sheet and plate. In the sectors in which we compete, other industry leaders include Alcoa, Constellium, Novelis, Kaiser, Hydro, JW Aluminum and Jupiter Aluminum. In addition, we compete with imported products. We compete with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service.
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
Research and Development
Our research and development organization includes three locations in Europe, one in North America and one in Asia, with a support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $11.2 million, $12.9 million and $12.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Employees
As of December 31, 2015, we had a total of approximately 5,200 employees, which included approximately 1,700 employees engaged in administrative and supervisory activities and approximately 3,500 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 64% of our U.S. employees and substantially all of our non-U.S. employees were covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.
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
Our aggregate accrual for environmental matters related to continuing operations was $26.2 million and $24.4 million at December 31, 2015 and 2014, respectively. Of these amounts, approximately $12.8 million and $15.0 million are indemnified at December 31, 2015 and 2014, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
In addition, we have asset retirement obligations of $4.6 million for the years ended December 31, 2015 and 2014 for costs related to the future removal of asbestos and costs to remove underground storage tanks. The related asset retirement costs are capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful life of the related asset. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to successfully execute our significant ongoing, or any future, strategic investments, achieve all operating cost savings targeted through focused productivity improvements and capacity optimization, further enhance our business and product mix, manage key commodity exposures and opportunistically pursue strategic acquisitions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
Past and future acquisitions or divestitures may not be successful, which could adversely affect our financial condition.
As part of our strategy, we may continue to pursue acquisitions or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. We also consider potential divestitures of non-strategic businesses from time to time. We prudently evaluate these opportunities as potential enhancements to our existing operating platforms and continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions, strategic alliances and divestitures that may be material.
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
There can be no assurance that we will realize any anticipated benefits from any such acquisition, strategic alliance or divestiture. If we do not realize any such anticipated benefits, our financial condition and results of operations could be materially adversely affected.
The cyclical nature of the metals industry, our end-uses and our customers’ industries could limit our operating flexibility, which could negatively affect our financial condition and results of operations.
The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable raw materials and energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to underperform other sectors. We are particularly sensitive to trends in the key end-uses we serve, which can lead to significant fluctuations in demand and pricing for our products and services.
Demand for our automotive products is dependent on the production of cars, light trucks and heavy duty vehicles and trailers. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the strength of the overall economy. Production cuts by manufacturers may adversely affect the demand for our products. Many automotive related manufacturers and first tier suppliers are burdened with substantial structural costs, including pension, healthcare and labor costs that have resulted in severe financial difficulty, including bankruptcy, for several of them. A worsening of these companies’ financial condition or their bankruptcy could have further serious effects on the conditions of the automotive industry, which directly affects the demand for our products. In addition, sensitivity to fuel prices and consumer preferences can influence consumer demand for vehicles that have a higher content of aluminum. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have a materially adverse impact on our financial condition and results of operations.
We derive a portion of our revenues from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in the general economy. The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of the U.S. and global economies and numerous other factors, including the effects of terrorism. A number of major airlines have undergone bankruptcy or comparable insolvency proceedings and experienced financial strain from volatile fuel prices. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, production issues and delays in the launch of new aircraft programs at major aircraft manufacturers, stock variations in the supply chain, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could materially adversely affect our financial condition and results of operations.

The building and construction and truck trailer industries are both seasonal, highly cyclical and dependent upon general economic conditions. For example, during recessions or periods of low growth, the building and construction and truck trailer industries typically experience major cutbacks in production, resulting in decreased demand for aluminum.
Because we generally have high fixed costs, our near-term profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition. Economic downturns in regional and global economies or a prolonged recession in our principal industry end-uses have had a negative impact on our operations in the past and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly mitigate the effect of cyclical downturns.
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
In addition, we depend upon third-party transportation providers for delivery of our products to us and to our customers. Transportation disruptions or other conditions in the transportation industry, including, but not limited to, increases in fuel prices, disruptions in rail service, port congestion or shortages of truck drivers, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.
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
Primary aluminum, aluminum scrap, rolling slab and hardener prices are subject to significant cyclical price fluctuations. Metallics (primary aluminum and aluminum scrap) represent the largest component of our costs of sales. We purchase aluminum primarily from aluminum producers, aluminum scrap dealers and other intermediaries. We have limited control over the price or availability of these supplies.
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
The overall price of primary aluminum consists of several components, including the underlying base metal component, which is typically based on quoted prices from the London Metal Exchange (LME) and the regional premium, which comprises the incremental price over the base LME component that is associated with the delivery of metal to a particular region as further described below. The LME price is typically driven by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories) and financial investors. Speculative trading in aluminum and the influence of hedge funds and other financial institutions participating in commodity markets have contributed to higher levels of price volatility. Furthermore, the North America and Europe segments are exposed to variability in the market price of a premium differential (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. During times of greater volatility in the premium, the variability in our earnings can also increase. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our customers, who may delay purchases from us during times of uncertainty with respect to the premium differential or seek to purchase lower priced imported products which are not susceptible to the changes in these premium differentials. The North America and Europe segments follow a pattern of increasing or decreasing their selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam. In addition, aluminum prices could fluctuate as a result of new LME warehousing rules. In February 2015, the LME implemented new rules that require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. The new warehousing rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums and LME aluminum prices to fall. A sustained weak LME aluminum pricing environment, deterioration in LME aluminum prices or a decrease in regional premiums could have a material adverse effect on our business, financial condition, and results of operations or cash flow.
Similarly, as we maintain large quantities of base inventory, significant and rapid decreases in the price of primary aluminum would reduce the realizable value of our inventory, negatively affecting our financial condition and results of operations. In addition, a drop in aluminum prices between the date of purchase and the final settlement date on derivative contracts used to mitigate the risk of price fluctuations may require us to post additional margin, which, in turn, could place a significant demand on our liquidity.
We purchase and sell LME forwards, futures and options contracts to reduce our exposure to changes in aluminum, copper and zinc prices. The ability to realize the benefit of our hedging program is dependent upon factors beyond our control, such as counterparty risk as well as our customers making timely payment to us for products. In addition, at certain times, hedging options may be unavailable or not available on terms acceptable to us. In certain scenarios when market price movements result in a decline in value of our current derivatives position, our mark-to-market expense may exceed our credit line and counterparties may request the posting of cash collateral. Despite the use of LME forwards, futures and options contracts, we remain exposed to the variability in prices of aluminum scrap. While aluminum scrap is typically priced in relation to prevailing LME prices, it may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. In addition, we purchase forwards, futures or options contracts to reduce our exposure to changes in natural gas and fuel prices and currency risks. We do not account for our forwards, futures, or options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on our derivative financial instruments must be reported in our consolidated results of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period to period earnings volatility that is not necessarily reflective of our underlying operating performance. See Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

The profitability of our operations depends, in part, on the availability of an adequate source of supplies.
We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap and wait for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the previous economic crisis reduced the supply of scrap metal available to us. Furthermore, exports of scrap out of North America and Europe can negatively impact scrap availability and scrap spreads. If an adequate supply of scrap metal is not available to us, we would be unable to use recycled metals in our products at desired volumes and our results of operations and financial condition would be materially and adversely affected.
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
Our business requires substantial amounts of cash to operate and our liquidity and ability to access capital can be adversely affected by a number of factors outside our control. Fluctuations in the LME prices for aluminum may result in increased cash costs for metal or scrap. In addition, if aluminum price movements result in a negative valuation of our current financial derivative positions, our counterparties may require posting of cash collateral. Furthermore, in an environment of falling LME prices, the borrowing base and availability under Aleris International’s asset backed multi-currency revolving credit facility (the “2015 ABL Facility”) may shrink and constrain our liquidity.
We may not be able to compete successfully in the industry end-uses we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, sales volumes and selling prices.
Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials. We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do. We compete with other rolled products suppliers, principally multipurpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. Producers with a different cost basis may, in certain circumstances, have a competitive pricing advantage. In addition, a current or new competitor may also add or build new capacity, which could diminish our profitability by decreasing the equilibrium prices in our markets. Our competitive position may also be affected by economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors, exchange rate fluctuations that may make our products less competitive in relation to products of companies based in other countries and changes in regulation that have a disproportionately negative effect on us or our methods of production. In addition, technological innovation is important to our customers who require us to lead or keep pace with new innovations to address their needs.
As we increase our international business, we encounter the risk that non-U.S. governments could take actions to enhance local production or local ownership at our expense. In addition, new competitors could emerge globally in emerging or transitioning markets with abundant natural resources, low-cost labor and energy, and lower environmental and other standards. This may pose a significant competitive threat to our business. Our competitive position may also be affected by exchange rate fluctuations that may make our products less competitive.
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
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for less than 30% of our consolidated revenues for the year ended December 31, 2015. No one customer accounted for more than 10% of those revenues. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and arrangements with customers subjects us to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and we may be unable to timely replace, or replace at all, lost order volumes. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. Similar incidents in the future would adversely impact our financial conditions and results of operations.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.
Approximately 66% of our consolidated revenues for the year ended December 31, 2015 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. The capital expenditures of our continuing operations were $313.6 million, $164.8 million and $238.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures over the past three years include spending related to maintenance and our strategic investments, including the Zhenjiang rolling mill. We are currently investing over $400.0 million to add ABS capabilities at our rolling mill in Lewisport, Kentucky in order to meet increasing demand in North America. We began construction in the fourth quarter of 2014 and expect to begin shipping ABS from this facility in 2017. We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. In addition, if the cost of our capital expenditures exceed budgeted amounts, and/or the time period for completion is longer than initially anticipated, our business, financial condition and results of operations could be materially adversely affected. If we are unable to make upgrades or purchase new plants and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.
We may not be able to successfully develop and implement new technology initiatives.
We have invested in, and are involved with, a number of technology and process initiatives. Several technical aspects of these initiatives are still unproven, and the eventual commercial outcomes cannot be assessed with any certainty. Even if we are successful with these initiatives, we may not be able to deploy them in a timely fashion. Accordingly, the costs and benefits from our investments in new technologies and the consequent effects on our financial results may vary from present expectations.
Our Asia Pacific operations may require significant funding support that we may be unable to fulfill.
The Zhenjiang rolling mill began limited production in the beginning of 2013. We continued the start-up phase of that operation through 2014, growing our sales as the year progressed, and exited the start-up phase of operations in the first quarter of 2015. The mill required funding for residual capital expenditures, working capital, and principal and interest on third party debt, reaching an aggregate of $36.8 million in 2015. This funding was obtained from an RMB 410.0 million (or equivalent to approximately $63.1 million) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China and with capital provided by us.
Significant investment in the Zhenjiang rolling mill is needed to fund our anticipated future sales growth. Working capital requirements are anticipated to be funded under the Zhenjiang Revolver and with capital provided by us. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese market. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang

Revolver. We cannot be certain that we will be able to draw all amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital needs in China, which may delay our ability to produce and sell material from the Zhenjiang rolling mill.
Our business involves significant activity in Europe, and adverse conditions and disruptions in European economies could have a material adverse effect on our operations or financial performance.
A material portion of our sales are generated by customers located in Europe and the euro is the functional currency of substantially all of our European-based operations. The financial markets remain concerned about the ability of certain European countries to finance their deficits and service growing debt burdens amidst difficult economic conditions. This loss of confidence has led to rescue measures by Eurozone countries and the International Monetary Fund. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. In addition, the actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political discord within and among Eurozone countries. The interdependencies among European economies and financial institutions have also exacerbated concern regarding the stability of European financial markets generally. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have a material adverse impact on the capital markets generally. Persistent disruptions in the European financial markets, the overall stability of the euro and the suitability of the euro as a single currency or the failure of a significant European financial institution, could have a material adverse impact on our operations or financial performance.
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
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies may have a negative impact on reported revenues and operating profit while depreciation of the U.S. dollar against these currencies may generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar may have a positive impact on margins at the time of sale and on the subsequent translation of the resulting accounts receivable until collection, while depreciation of the U.S. dollar may have the opposite effect. While we engage in hedging activity to attempt to mitigate currency risk, this may not fully protect our business, financial condition or results of operations from adverse effects due to currency fluctuations.
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
Financial responsibility for contaminated property can be imposed on us where current operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. The costs of all such matters have not been material to net income (loss) for any accounting period since January 1, 2011. However, future remedial requirements at currently owned or operated properties or adjacent areas could result in significant liabilities.
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
Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are legislative and regulatory initiatives in various jurisdictions that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing facilities, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing facilities use significant amounts of energy, including electricity and natural gas, and certain of our facilities emit amounts of greenhouse gas above certain minimum thresholds that are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future emission regulation appears likely, it is too early to predict how this regulation may affect our business, operations or financial results.
We could experience labor disputes that could disrupt our business.
Approximately 64% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of our operations.
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
We use over-the-counter (“OTC”) derivatives products to hedge our metal commodity, energy and currency risks and, historically, our interest rate risk. Legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivatives transactions and participants in these markets, which could affect the use of derivatives in hedging transactions. In the U.S., for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) was signed into law on July 21, 2010. The Dodd-Frank Act includes extensive provisions regulating the derivatives market, and many of the regulations implementing the derivatives provisions have become effective and additional requirements will become effective in the future. As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with more market intermediaries that are now subject to extensive regulation pursuant to the Dodd-Frank Act. For example, derivatives dealers may seek to pass to us the cost of any increased margin, capital or other regulatory requirements that they are subject to under Dodd-Frank, which could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities. As the regulatory regime is still developing and additional regulations have not been finalized or fully implemented, the ultimate costs of Dodd-Frank and similar legislation in other jurisdictions, including the European Union member states, on our business remain uncertain. However, such costs could be significant and have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally that impact the derivatives market and market participants could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business and have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our North America segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the U.S. Internal Revenue Code (“Code”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for these plans have been met as of December 31, 2015, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $50.6 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”)

of certain “reportable events,” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
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
Each quarter, our chief executive officer and chief financial officer evaluate our internal controls over financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls relating to the information generated for use in our financial reports. In the course of our controls evaluation, we seek to identify data errors or control problems and to confirm that appropriate corrective action, including process improvements, are being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls over financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls over financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. We cannot provide absolute assurance that all possible control issues within our company have been detected. The design of our system of controls is based in part upon certain assumptions about the likelihood of events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals. Because of the inherent limitations in any control system, misstatements could occur and not be detected. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business.
Risks Related to Our Indebtedness
Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2015, our total consolidated indebtedness was $1.1 billion, excluding $19.9 million of outstanding letters of credit. We also would have had the ability to borrow up to $373.2 million under the 2015 ABL Facility. Aleris Zhenjiang, which is an unrestricted subsidiary and non-guarantor under the indentures governing the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”) and the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”), had the ability to borrow up to an additional $63.1 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) under the Zhenjiang Revolver. Our substantial level of debt and debt service obligations could have important consequences, including the following:

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
We and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness, in the future. Although the indentures governing the Senior Notes and the credit agreement governing the 2015 ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. Aleris International’s ability to borrow under the 2015 ABL Facility will remain limited by the amount of the borrowing base. In addition, the credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes allow Aleris International to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to our and/or our subsidiaries’ current debt levels, the related risks that we and they face would be increased.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to satisfy our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments to satisfy our debt obligations. Included in such factors are the requirements, under certain scenarios, of our counterparties that we post cash collateral to maintain our hedging positions. In addition, price declines, by reducing the borrowing base, could limit availability under the 2015 ABL Facility and further constrain our liquidity.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the Senior Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the Senior Notes may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.
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
The terms of the 2015 ABL Facility and the indentures governing the Senior Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the Senior Notes and the credit agreement governing the 2015 ABL Facility include covenants that, among other things, restrict the ability of Aleris International and certain of its subsidiaries’ to:

▪	incur additional indebtedness;

▪	pay dividends on capital stock and make other restricted payments;

▪	make investments and acquisitions;

▪	engage in transactions with our affiliates;

▪	sell assets;

▪	merge or consolidate with other entities; and

▪	create liens.
In addition, Aleris International’s ability to borrow under the 2015 ABL Facility is limited by a borrowing base and, under certain circumstances, the 2015 ABL Facility requires Aleris International to comply with a minimum fixed charge coverage ratio and may require Aleris International to reduce its debt or take other actions in order to comply with this ratio. See Note 9, “Long-Term Debt,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for further details. Moreover, the 2015 ABL Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to Aleris International. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.
A breach of any of these provisions could result in a default under the 2015 ABL Facility or either of the indentures governing the Senior Notes, as the case may be, that would allow lenders or noteholders, as applicable, to declare the applicable outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders, as applicable, could initiate a bankruptcy proceeding or, in the case of the 2015 ABL Facility, proceed against any assets that serve as collateral to secure such debt. The lenders under the 2015 ABL Facility will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on Aleris International and its subsidiaries by the restrictive covenants under the 2015 ABL Facility and the Senior Notes.
A downgrade of our ratings by a credit rating agency could impair our business, financial condition and results of operations, and our business relationships could be adversely affected.
A deterioration of our financial position or a downgrade of our credit ratings for any reason could limit our ability to obtain future financing, increase our borrowing costs, trigger the posting of cash collateral and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. As discussed above, we enter into various forms of hedging arrangements against commodity, energy and currency risks. Financial strength and credit ratings are important to the availability and terms of these hedging and financing activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities.
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
(1)Two facilities at this location.
    The following table presents the average operating rates for each of our three operating segments’ facilities for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
Segment	2015	2014	2013
North America	75%	78%	73%
Europe	90	90	90
Asia Pacific (1)	89	37	55
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
Holders
As of February 5, 2016, there were 180 holders of our common stock.
Dividends
We do not intend to pay any cash dividends on our common stock for the foreseeable future and instead may retain earnings, if any, for future operation and expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.
We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the 2015 ABL Facility, the indentures governing the Senior Notes and the China Loan Facility (as defined in Item 7 below) contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of our subsidiaries to pay dividends on their capital stock and make other restricted payments. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details of the 2015 ABL Facility and the Senior Notes.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the Aleris Corporation 2010 Equity Compensation Plan, see Item 11. – “Executive Compensation – Equity compensation plan information.”
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company. The selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and as of December 31, 2015, 2014, 2013, 2012 and 2011, have been derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interest for the years ended December 31, 2015, 2014 and 2013 and the audited consolidated balance sheet as of December 31, 2015 and 2014 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” For additional information, see Note 17, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows reflects the combined cash flows from our continuing and discontinued operations.
The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes included elsewhere in this annual report on Form 10-K, as well as other financial information included in this annual report on Form 10-K.

(Dollars in millions, metric tons in thousands)	For the years ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data (a):
Revenues	$2,917.8	$2,882.4	$2,520.8	$2,552.3	$2,804.8
Operating (loss) income	(8.3)	11.7	26.2	118.9	101.0
(Loss) income from continuing operations before income taxes	(95.0)	(75.7)	(77.2)	64.7	60.9
Net income (loss) attributable to Aleris Corporation	48.7	87.1	(37.1)	107.5	161.6
Balance Sheet Data (at end of period) (a):
Cash and cash equivalents	$62.2	$28.6	$51.3	$582.9	$215.8
Total assets	2,163.1	2,853.0	2,468.9	2,902.3	2,030.0
Total debt	1,120.9	1,478.2	1,229.3	1,219.6	595.7
Redeemable noncontrolling interest	—	5.7	5.7	5.7	5.4
Total Aleris Corporation stockholders’ equity (b)	327.2	292.6	368.4	633.9	554.4

Other Financial Data:
Net cash provided (used) by:
Operating activities	$119.5	$—	$31.9	$152.5	$266.9
Investing activities	273.7	(265.3)	(235.4)	(411.1)	(197.3)
Financing activities	(359.9)	246.1	(331.6)	617.2	53.7
Depreciation and amortization	123.8	157.6	129.5	84.8	70.3
Capital expenditures	(313.6)	(164.8)	(238.3)	(390.2)	(204.6)

Other Data (a):
Metric tons of finished product shipped:
North America	492.8	482.0	372.3	395.7	370.5
Europe (c)	313.6	301.6	297.7	282.4	314.4
Asia Pacific	21.8	12.8	4.8	—	—
Intra-entity shipments	(5.8)	(2.6)	(1.5)	(1.9)	—
	822.4	793.8	673.3	676.2	684.9

(a)
As a result of the divestitures of the recycling and specification alloys and extrusions businesses, the Company has presented the results of operations and financial position of these segments as discontinued operations for all periods presented.

(b)	We paid $313.0 million ($10.00 per share) and an aggregate of $500.0 million ($16.00 per share) in cash dividends to our stockholders during the years ended December 31, 2013 and 2011, respectively.

(c)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this annual report that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Statements regarding future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products and estimated cash flows and sufficiency of cash flows to fund capital expenditures are forward-looking statements. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
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

▪
the cyclical nature of the aluminum industry, material adverse changes in the aluminum industry or our end-uses, such as global and regional supply and demand conditions for aluminum and aluminum products, and changes in our customers’ industries;

▪	increases in the cost, or limited availability, of raw materials and energy;

▪
our ability to enter into effective metal, energy and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals, especially LME-based aluminum prices;

▪	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt obligations;

▪	our ability to fulfill our substantial capital investment requirements;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

▪	our ability to retain the services of certain members of our management;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

▪	variability in general economic conditions on a global or regional basis;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

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
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2015 and 2014 and our consolidated results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013. As discussed further below, we have completed the sale of our recycling and specification alloys and extrusions businesses in 2015. Accordingly, we have reported these businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 17, “Discontinued Operations” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations, key business strategies, the aluminum industry, our critical measures of financial performance and our operating segments;

▪	Fiscal 2015 Summary and Outlook for 2016 – a discussion of the key financial highlights for 2015, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Exchange Rates – a discussion of our subsidiaries’ functional currencies and the related currency translation adjustments;

▪	Contractual Obligations – a summary of our estimated significant contractual cash obligations and other commercial commitments at December 31, 2015;

▪	Environmental Contingencies - a summary of environmental laws and regulations that govern our operations;

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments; and

▪
Recently Issued Accounting Standards Updates – a discussion of the impact of any recently issued accounting standard updates that have had an impact on the presentation of our consolidated financial position, results of operations and cash flows or have not yet been adopted.

Our Business
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive, truck trailer and building and construction end-uses. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers.
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 69% of our costs of sales for the year ended December 31, 2015. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2015, 2014 and 2013 were $1,663, $1,866, and $1,846, respectively. For the full year, average LME aluminum prices per ton were approximately 11% lower than 2014.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments.
As a result of utilizing LME aluminum prices and regional premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 91% of our sales for the year ended December 31, 2015 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
Although our business model strives to reduce the impact of aluminum price fluctuations on our financial results, it cannot eliminate the impact completely. For example, at times the profitability of our North America segment is impacted by changes in scrap aluminum prices whose movement may not be correlated to movements in LME prices. Furthermore, certain segments are exposed to variability in the previously mentioned regional premium differentials charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. In addition to impacting the price we pay for the raw materials we purchase, our customers may be reluctant to place orders with us during times of uncertainty in the pricing of the Midwest Premium or Duty Paid/Unpaid Rotterdam.
For additional information on the key factors impacting our profitability, see “– Our Segments” and “– Critical Measures of Our Financial Performance,” below.
Recent Strategic Initiatives
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses included substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. The sale included 18 production facilities in North America and six in Europe. Upon closing, we received $496.2 million of cash, and an additional $5.0 million of cash and 25,000 shares of Real Industry, Inc.’s preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. Subsequent to closing, we received $60.3 million of cash from adjustments to the sale price as a result of the determination of the working capital delivered.

On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business included substantially all of the operations and assets previously reported in our Extrusions segment. Upon closing, we received €29.6 million of cash (or equivalent to approximately $33.5 million). Subsequent to closing, we received an additional €4.4 million of cash (approximately $4.9 million) from adjustments to the sale price as a result of the determination of the working capital delivered.
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
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky. We are investing over $400.0 million to build a new wide cold mill, two continuous annealing lines, and an automotive innovation center at this facility. The investment positions us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We are currently a leading supplier of ABS to the European premium automotive industry, which has led the light-weighting transition to aluminum in an effort to meet tighter emissions standards.
Our Business Strategies
During 2015, we successfully completed our transition to a singularly focused rolled aluminum products business serving diverse industries. As part of this strategy, the sales of our recycling and specification alloys and extrusions businesses were finalized in the first quarter of 2015. We expect to sustain and grow our rolled aluminum products business and build on our strong industry positions by pursuing the following strategies:
Continue to execute on and consider additional growth investments
We have made significant investments in our business and are focused on continuing to successfully implement, and deliver results from, these investments. In addition, while we are currently focused on executing on these in-process projects, we continually explore opportunities to further expand our capabilities, leverage industry trends and improve the profitability and growth profile of our business through select organic investments.

▪
Automotive. The ABS expansion project at our Duffel, Belgium facility is fully operational and producing wide ABS for major customers such as Audi, BMW, Daimler, Volkswagen and Volvo. We are currently installing ABS capabilities at our Lewisport, Kentucky facility and remain on schedule to begin shipping ABS in 2017. We will selectively consider additional investments targeted at the automotive end-use, leveraging our leading market position in Europe, to capture increased demand for aluminum products from global automotive manufacturers.

▪
Aerospace. In China, we have achieved the global aerospace qualifications we targeted and are now focused on leveraging our investment to increase Asia Pacific’s contribution to our overall returns. We expect demand for aluminum plate in Asia to grow, driven by the development and expansion of industries serving aerospace, engineering and other heavy industrial applications. As a result, we are currently evaluating a number of growth opportunities for the Zhenjiang rolling mill, which, with over 200,000 tons of remaining hot mill capacity, can produce additional aerospace and heat treated plate with modest incremental investment.

▪
Building and Construction. In North America, Nichols Aluminum LLC (“Nichols”), which we acquired in April 2014, has been successfully integrated into our North America operations and provided substantial synergy benefits. In addition, this investment has strengthened our ability to capture growing customer demand at substantially enhanced profitability. We also intend to grow our North America business by optimizing our production facilities to ensure we remain one of the lowest cost producers for our product portfolio through targeted technology upgrades.

Continue to drive mix improvement across our segments
We believe we have opportunities to enhance our product mix and a number of our investments are targeted at strengthening our position in higher growth and higher value-added end-uses where we face fewer competitors. Currently, we are:

▪
leveraging and expanding our technology and production capabilities to capture fast growing demand for ABS, which we believe will continue to grow as automakers work to meet stringent regulatory requirements on carbon reductions by using aluminum to reduce vehicle weight and increase fuel efficiency;

▪	proactively upgrading our product portfolio to focus on higher value business, for example, by shifting existing capacity to the production of aerospace plate in Europe and China; and

▪	targeting R&D efforts towards collaboration with customers to enhance our product offerings.
Continue to focus on the Aleris Operating System (AOS) to drive productivity
We believe there are significant additional opportunities to further reduce our manufacturing and other costs and improve profitability by continuing to deploy AOS. Some of our current AOS projects include closing our Decatur, Alabama facility, realigning our supply chain, launching a focused reliability program and maximizing our scrap processing capability. We also believe that going forward our AOS initiatives will generate productivity gains that more than offset base inflation within our operations.
Limiting our exposure to commodity price fluctuations
We continuously seek to reduce the impact of aluminum price fluctuations on our business by (i) using formula pricing (based on a market-based primary aluminum price plus a conversion fee), which effectively passed through aluminum costs to our customers for approximately 91% of our sales for the year ended December 31, 2015, (ii) aligning physical aluminum purchases with aluminum sales, (iii) hedging fixed price forward sales with the use of financial and commodity derivatives to protect transaction margins, which are margins associated with the sale of products and the conversion fees we earn on such sales and (iv) hedging uncommitted or open inventory positions to protect our operating results and financial condition from the impact of changing aluminum prices on inventory values.
These techniques minimize both transactional margin and inventory valuation risk. Additionally, we continuously seek to reduce the effects of copper, zinc, natural gas, fuel and electricity price volatility and currency exchange risks through the use of derivatives and forward purchases, as well as through price escalators and pass-throughs contained in some of our customer supply agreements.
Selectively pursue strategic transactions
We have grown significantly through the successful completion of 13 strategic acquisitions from 2004 through 2015 targeted at broadening our product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. We focus on acquisitions that we expect would increase earnings, and from which we can realize significant operational efficiencies generally within 12 to 24 months through the integration process. We prudently evaluate these opportunities as potential enhancements to our existing operating platforms. We also consider strategic alliances, where appropriate, to achieve operational efficiencies or expand our product offerings.
The Aluminum Industry
Aluminum is a widely-used, attractive industrial material. Compared to several alternative metals such as steel and copper, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminum can be recycled repeatedly without any material decline in performance or quality. The recycling of aluminum delivers energy and capital investment savings relative to both the cost of producing primary aluminum and many other competing materials. The penetration of aluminum into a wide variety of applications continues to grow. We believe several factors support fundamental long-term growth in aluminum consumption in the end-uses we serve.
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
Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes and changes in premium differentials on our operating results. This exposure exists because we value our inventories under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising aluminum prices and decrease our earnings in times of declining aluminum prices.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and and we are beginning to utilize these markets in our risk management practices. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of December 31, 2015 we had posted $5.2 million of cash collateral. There was no cash collateral posted as of December 31, 2014.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” In order to improve consistency in the calculation of metal price lag across our segments, the North America segment implemented processes to capture the impact of regional premiums on revenues and metal costs in the first quarter of 2015. During the year ended December 31, 2015, this change increased the amount of unfavorable metal price lag reported for the North America segment by approximately $14.5 million. Subsequent to the change, the aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We also exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
In addition to analyzing our consolidated operating performance based upon revenues and Adjusted EBITDA, we measure the performance of our operating segments using segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Segment Adjusted EBITDA eliminates from segment income and loss the impact of metal price lag and recording inventory and other items at fair value through purchase accounting. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
For additional information regarding non-GAAP financial measures, see “—Non-GAAP Financial Measures.”
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances, cars and recreational vehicles. In connection with the ABS project at our Lewisport facility, the North America segment has been incurring costs associated with start-up activities, including the design and development of new products and processes. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.

Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2015	2014	2013
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	492.8	482.0	372.3

Revenues	$1,532.8	$1,561.8	$1,194.8
Hedged cost of metal	(936.5)	(986.0)	(742.0)
Unfavorable (favorable) metal price lag	1.1	(6.8)	(5.6)
Commercial margin	$597.4	$569.0	$447.2
Commercial margin per ton shipped	$1,212.1	$1,180.4	$1,201.3

Segment income	$107.9	$94.6	$81.8
Impact of recording inventory at fair value through purchase accounting	—	8.1	—
Unfavorable (favorable) metal price lag	1.1	(6.8)	(5.6)
Segment Adjusted EBITDA (1)	$109.1	$96.0	$76.2
Segment Adjusted EBITDA per ton shipped	$221.0	$199.1	$204.6

Start-up costs	$16.0	$3.1	$1.2

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany, that produce aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat-treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2015	2014	2013
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped (1)	313.6	301.6	297.7

Revenues	$1,335.3	$1,402.4	$1,443.2
Hedged cost of metal	(783.9)	(777.9)	(821.4)
Unfavorable (favorable) metal price lag	17.4	(26.9)	(16.6)
Commercial margin	$568.8	$597.6	$605.2
Commercial margin per ton shipped	$1,813.9	$1,981.6	$2,033.0

Segment income	$131.8	$147.6	$132.1
Impact of recording amounts at fair value through purchase accounting	—	—	(0.1)
Unfavorable (favorable) metal price lag	17.4	(26.9)	(16.6)
Segment Adjusted EBITDA (2)	$149.3	$120.7	$115.3
Segment Adjusted EBITDA per ton shipped	$476.0	$400.3	$387.4

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz, Germany cast houses.

(2)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

The Zhenjiang rolling mill commenced operations in the first quarter of 2013 and achieved Nadcap certification, an industry standard for the production of aerospace aluminum, in 2014. Since then, the Zhenjiang rolling mill has received qualifications from several industry-leading aircraft manufacturers, including Airbus, Boeing, Bombardier and COMAC.
The mill incurred start-up costs representing operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certifications to produce aerospace plate. Expenses associated with obtaining product certifications, introducing new products and organization costs continue to be considered start-up costs. These start-up costs have been excluded from segment Adjusted EBITDA and segment loss.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2015	2014	2013
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	21.8	12.8	4.8

Revenues	$96.4	$52.7	$20.7
Hedged cost of metal	(58.2)	(52.7)	(21.0)
Commercial margin	$38.2	$—	$(0.3)
Commercial margin per ton shipped	$1,748.6	*	*

Segment loss	$—	$—	$(0.2)
Segment Adjusted EBITDA	$—	$—	$(0.2)

Start-up costs	$2.9	$16.6	$31.6

*	Result is not meaningful.
Fiscal 2015 Summary
Listed below are key financial highlights for the year ended December 31, 2015 as compared to 2014:

▪
Our 2015 revenues increased 1% from the prior year primarily due to increased volumes as a result of our acquisition of Nichols, increased demand from the automotive and aerospace end-uses and improved rolling margins. These increases were partially offset by the negative impact of a stronger U.S. dollar on our revenue as well as lower aluminum prices during the year;

▪
Loss from continuing operations for 2015 was $72.3 million compared to income from continuing operations of $53.8 million for 2014. This decrease is primarily due to an income tax benefit of $129.5 million in 2014, resulting from the release of valuation allowances against deferred tax assets recorded in the U.S. and Belgium. In addition, (unfavorable) favorable metal price lag of $(18.6) million and $33.7 million in 2015 and 2014, respectively, accounted for approximately $52.3 million of the decrease while lower currency exchange gains accounted for an additional $10.1 million of the decrease. Adjusted EBITDA increased approximately $46.3 million, as discussed below, and interest expense decreased $13.3 million due to the reduction of long-term debt and the capitalization of interest on expenditures related to the ABS project at our Lewisport facility;

▪
Adjusted EBITDA increased 26% to $222.8 million in 2015 from $176.5 million in the prior year. Improved rolling margins increased Adjusted EBITDA by $23.0 million and increased volumes and an improved mix of products sold increased Adjusted EBITDA by approximately $10.0 million. Productivity savings and lower natural gas costs exceeded inflation in employee costs and pension expense, increasing Adjusted EBITDA by $11.0 million. In addition, a stronger U.S. dollar improved margins on our U.S. dollar aerospace sales contracts in Europe. Currency changes increased Adjusted EBITDA by approximately $27.0 million. These increases were partially offset by unfavorable scrap spreads resulting from lower aluminum prices and limited scrap availability as well as higher costs for external slab and hardeners, the combination of which reduced Adjusted EBITDA by approximately $14.0 million;

▪
Liquidity at December 31, 2015 was approximately $435.4 million, which consisted of $373.2 million of availability under Aleris International’s 2015 ABL Facility (as defined below) plus $62.2 million of cash. During the year, we refinanced our asset based credit facility, expanding our borrowing base to include inventory in Europe, and paid $125.0 million on our Senior Notes (defined below) under the Asset Sale Offer (defined below); and

▪	Capital expenditures increased to $313.6 million in 2015 from $164.8 million in the prior year, primarily resulting from capital expenditures on the ABS project at our Lewisport facility.
Outlook for 2016
The following factors are anticipated to have a significant impact on our 2016 performance:

▪
The use of aluminum to light-weight vehicles continues to increase in response to stricter fuel efficiency standards. We believe that global automotive original equipment manufacturers (“OEMs”) will continue to embrace aluminum as they redesign vehicles to meet fuel efficiency standards. We believe this increase of aluminum will continue to increase demand for our automotive products at a higher rate than the overall growth rate for light vehicle production. According to Ducker Worldwide, use of aluminum sheet for vehicle bodies in North America and Europe is expected to increase from 852 thousand tons in 2012 to 3.0 million tons by 2025, with a significant amount of this expected growth coming from North America. In 2013, we completed the construction of a new cold mill, expanding our ABS capabilities at our Duffel, Belgium facility in anticipation of increased European demand. We saw a 25% year-over-year increase in global automotive demand in 2015 and we expect continued growth in demand for our automotive products in 2016.

In addition, we continue to invest in ABS capabilities at our aluminum rolling mill in Lewisport, Kentucky to enable us to meet the anticipated demand growth for ABS in North America. Substantial progress was made on this investment in 2015, and we anticipate our first shipments will begin in 2017;

▪
Demand for our aerospace products typically trends with aircraft backlog and build rates. The combined order backlog of Airbus and Boeing increased from 8,700 planes in 2012 to 12,600 planes in December 2015. We saw a 12% increase in our aerospace shipments in 2015, an indication that the customer inventory destocking we had experienced in prior years has ended. We believe the significant order backlog at these key OEMs will translate into continued growth in 2016, and we believe we have positioned ourselves to benefit from future expected demand. The Zhenjiang rolling mill has achieved Nadcap certification, an industry standard for the production of aircraft aluminum, and received qualifications from several major aircraft OEMs, including Airbus, Boeing, Bombardier and COMAC. We expect significant demand growth for aerospace products from this facility in 2016;

▪
We are the largest supplier of aluminum sheet to the building and construction industry in North America. According to the National Association of Home Builders (“NAHB”), 2015 single family housing starts in the United States were 761,000 and are projected to be 840,000 in 2016. In addition, the NAHB estimates that total housing starts in the U.S. will increase from 1,143,000 in 2015 to 1,257,000 in 2016. This potential growth in housing starts may increase demand for our products to the extent housing starts increase in the specific geographic regions where our products are used;

▪
Demand for many of our products is impacted by regional economic factors in North America and Europe, including gross domestic product and industrial production. We believe early indications suggest improved first quarter demand for our regional products; however, 2016 demand will be dependent upon the specific economic conditions in geographic areas served by our customers; and

▪
We expect continued pressure on the global commodities markets as overcapacity in the primary aluminum market is expected to keep aluminum prices at or near their current levels. This is likely to lead to tighter year-over-year scrap spreads and limited scrap availability, particularly in North America.

For 2016, we expect that segment income and Adjusted EBITDA will be higher than 2015, as improved demand for our products, as discussed above, as well as productivity savings from AOS, should more than offset the impact of weaker scrap spreads and inflation. Segment income may also be favorably impacted by improved metal price lag should aluminum prices remain at current levels or increase. While we are optimistic that recent positive demand trends will continue, our performance will be dependent upon, in part, the performance of the global economy.
We estimate first quarter 2016 segment income and Adjusted EBITDA will be higher than the fourth quarter of 2015, due to normal seasonality. In addition, we estimate first quarter 2016 performance will be moderately lower than the first quarter of 2015 but moderately higher after excluding approximately $10.0 million related to both currency gains recorded in the first quarter of 2015 and the impact of tighter metal spreads expected in the first quarter of 2016. The currency gains resulted from a dramatic strengthening of the U.S. dollar in the quarter, which generated gains on the translation of U.S. dollar based working capital balances in Europe. North America metal spreads are expected to be weaker than the prior year due to depressed aluminum prices. Factors influencing anticipated first quarter 2016 performance include:

▪	Global automotive and aerospace volumes expected to exceed prior year;

▪	Improved North America building and construction and distribution demand expected to be offset by lower truck trailer shipments following record first quarter demand in 2015;

▪	North America and European regional order patterns trending favorably; and

▪	AOS expected to drive favorable productivity.
Capital expenditures during the first quarter of 2016 are expected to be higher than the first quarter of 2015 and lower than the fourth quarter of 2015 as work continues on the Lewisport ABS project. We expect full year capital spending of approximately $350 million to $375 million in 2016.
Results of Operations
Review of Consolidated Results
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues were approximately $2.9 billion for each of the years ended December 31, 2015 and 2014. The following had a favorable impact on revenues:

▪
increased volumes and an improved mix of products sold increased revenues approximately $118.0 million. The increased volumes were primarily the result of the April 2014 acquisition of Nichols. Volume and mix were also favorably impacted by an increase in demand from the automotive and aerospace industries in Europe, as well the aerospace and distribution industries served by our Asia Pacific operations. These volume increases were partially offset by a decrease in European regional commercial plate and sheet volumes resulting from competitive pressures and customer uncertainty resulting from declining regional premiums;

▪	improved rolling margins increased revenues by approximately $22.0 million; and

▪	sales to our former recycling and specification alloys and extrusions businesses, which were eliminated in the prior year, increased $69.8 million.
These increases to revenues were offset by the following:

▪	the stronger U.S. dollar’s impact on the translation of Euro-based revenues decreased revenues by approximately $156.0 million; and

▪	lower average price of aluminum included in our invoiced prices decreased revenues by approximately $31.0 million.
The following table presents the estimated impact of key factors that resulted in the 1% increase in our consolidated revenues from 2014:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(77.0)	(5)%	$46.0	3%	$—	—%	$(31.0)	(1)%
Commercial price	17.0	1	5.0	—	—	—	22.0	1
Volume/Mix, including acquisitions	36.0	2	37.0	3	45.0	85	118.0	4
Currency	—	—	(155.0)	(11)	(1.0)	(2)	(156.0)	(5)
Other	(5.0)	*	(0.1)	*	(0.3)	*	(5.4)	—
Total	$(29.0)	(2)%	$(67.1)	(5)%	43.7		$(52.4)	(2)%
Intra-entity revenues							87.8	3%
Total							$35.4	1%

* Result is not meaningful.
Gross profit for the year ended December 31, 2015 was $214.9 million compared to $247.5 million for the year ended December 31, 2014. The decrease in gross profit was primarily due to the following:

▪
metal price lag had an estimated $95.9 million unfavorable impact on gross profit for the year ended December 31, 2015 when compared to the year ended December 31, 2014. This unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately in the Consolidated Statements of Operations (see table below);

▪	unfavorable scrap spreads, resulting from lower aluminum prices, and scrap availability, as well as higher prices for external slabs and hardeners, reduced gross profit $14.0 million; and

▪	energy tax and carbon dioxide emissions credits in Europe favorably impacted the prior year by $3.8 million compared to 2015.
These unfavorable impacts were partially offset by the following:

▪	higher rolling margins increased gross profit $23.0 million;

▪	increased volumes and a favorable mix of products sold increased gross profit by approximately $17.0 million;

▪
a stronger U.S. dollar resulted in an increase of approximately $16.0 million, as the impact on our U.S. dollar-based aerospace sales contracts in Europe was partially offset by the unfavorable impact on the translation of our Euro-based gross profit;

▪
a $10.6 million decrease in start-up costs, which primarily represent operating losses incurred by our Asia Pacific segment while ramping up production in 2014 and expenses associated with obtaining certifications to produce aerospace plate, favorably impacted gross profit;

▪	productivity savings and lower natural gas costs more than offset inflation in employee costs and higher pension expense, resulting in an $8.0 million increase to gross profit; and

▪	the impact of recording the acquired assets of Nichols at fair value increased prior year cost of sales $8.1 million.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014:

		For the years ended December 31,
		2015	2014	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(45.2)	$50.7	$(95.9)
Losses (gains) on derivative financial instruments	Realized gains (losses) on metal derivatives	26.6	(17.0)	43.6
	(Unfavorable) favorable metal price lag net of realized derivative gains/losses	$(18.6)	$33.7	$(52.3)

SG&A expenses were $203.5 million for the year ended December 31, 2015 compared to $221.9 million for the year ended December 31, 2014. The $18.4 million decrease included a decrease of approximately $16.0 million in professional fees, as the prior year included professional fees paid for the purchase of Nichols and the divestitures of the recycling and specification alloys and extrusions businesses. In addition, stock-based compensation expense decreased by approximately $9.0 million due primarily to the forfeiture of unvested stock options and restricted stock units upon the departure of certain senior executives in 2015. These decreases were partially offset by increased start-up costs of $7.2 million related to labor, consulting and other expenses incurred for the ABS project at our Lewisport facility.
During the year ended December 31, 2015, we recorded restructuring charges of $10.3 million, which included exit costs related to certain closed facilities as well as costs related to severance and other termination benefits associated with personnel reductions.
During the years ended December 31, 2015 and 2014, we recorded realized (gains) losses on derivative financial instruments of $(23.2) million and $16.3 million, respectively, and unrealized losses (gains) of $30.1 million and $(5.4) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period. Derivative financial instruments are used to reduce exposure to fluctuations in commodity prices, including metal and natural gas prices. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. “– Quantitative and Qualitative Disclosures About Market Risk,” below, for additional information regarding our use of derivative financial instruments.

Net interest expense decreased $13.3 million due to an increase in capitalized interest resulting from capital expenditures on the ABS project at our Lewisport facility as well as a decrease in long-term debt as a result of paying down borrowings on the Former ABL Facility (defined below) in the first quarter of 2015 and purchasing a portion of the outstanding Senior Notes pursuant to the Asset Sale Offer in the third quarter of 2015. Other income decreased $12.6 million primarily due to greater currency exchange gains in 2014 than 2015.
We recorded a benefit from income taxes of $22.7 million in 2015, which included income tax expenses of $18.9 million from international jurisdictions and an income tax benefit of $41.6 million in the U.S.
Income from discontinued operations, net of tax was $121.1 million for the year ended December 31, 2015 compared to $34.2 million for the year ended December 31, 2014. The discontinued operations include the results of our recycling and specification alloys and extrusions businesses. The increase was primarily due to the current year gain recorded upon the finalization of the sale of the recycling and specification alloys businesses.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues for the year ended December 31, 2014 were approximately $2.9 billion compared to approximately $2.5 billion for the year ended December 31, 2013. The 14% increase primarily resulted from increased volumes due to the acquisition of Nichols that more than offset a slightly weaker product mix, resulting in additional revenues of approximately $299.0 million. Revenues from production at our Zhenjiang rolling mill increased by $32.0 million and increased aluminum prices contributed to an increase in revenues of approximately $42.0 million. These increases were partially offset by lower rolling margins, which decreased revenues by approximately $12.0 million. Driving the weaker mix of products in North America was the higher Midwest Premium and its impact on customer buying patterns, the harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season and second quarter production issues. In Europe, a 32% increase in demand for ABS partially offset lower demand for aerospace products and lower plate and sheet shipments resulting from second quarter production issues and a tepid European economy.
The following table presents the estimated impact of key factors that resulted in the 14% increase in our consolidated revenues from 2013:

	North America		Europe		Consolidated
	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$34.0	3%	$8.0	1%	$42.0	2%
Commercial price	(6.0)	(1)	(6.0)	—	(12.0)	—
Volume/Mix, including acquisitions	339.0	29	(40.0)	(4)	299.0	11
Currency	—	—	(2.0)	—	(2.0)	—
Other	—	*	(0.8)	*	(0.8)	—
Total	$367.0	31%	$(40.8)	(3)%	$326.2	13%
Asia Pacific and intra-entity revenues					35.4	1
Total					$361.6	14%

* Result is not meaningful.
Gross profit for the year ended December 31, 2014 was $247.5 million compared to $183.5 million for the year ended December 31, 2013. Metal price lag, excluding realized gains and losses on metal derivative financial instruments which are classified separately on the Consolidated Statements of Operations, favorably impacted gross profit in 2014 when compared to 2013 by an estimated $58.0 million. Favorable scrap spreads resulting from higher aluminum prices, as well as a favorable supply agreement and lower raw material costs, increased gross profit by approximately $17.0 million. The combination of volume and mix changes along with increased fourth quarter production in North America increased gross profit by approximately $12.0 million. In addition, start-up costs decreased approximately $11.6 million, primarily due to increased shipment and production levels at the Zhenjiang rolling mill. These favorable impacts were partially offset by lower rolling margins that resulted in a decrease in gross profit of approximately $12.0 million and increased depreciation expense of $24.8 million.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2014 and 2013:

		For the years ended December 31,
		2014	2013	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$50.7	$(7.3)	$58.0
Losses (gains) on derivative financial instruments	Realized gains (losses) on metal derivatives	(17.0)	29.7	(46.7)
	(Unfavorable) favorable metal price lag net of realized derivative gains/losses	$33.7	$22.4	$11.3
SG&A expenses were $221.9 million for the year ended December 31, 2014 compared to $184.1 million for the year ended December 31, 2013. The $37.8 million increase included additional SG&A expense related to the acquisition of Nichols and increased employee costs. In addition, the 2014 acquisition and divestitures increased professional fees and business development costs by approximately $26.0 million.
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
Further impacting our year-to-date results was a $10.0 million increase in net interest expense as less interest was capitalized and borrowings under the Former ABL Facility and the China Loan Facility (as defined below) were higher when compared to the prior year. Other income increased $26.0 million primarily due to currency exchange gains in 2014 as compared to losses in the prior year period.
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

The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
	(in millions, except percentages)
Revenues	$2,917.8	$2,882.4	$2,520.8
Cost of sales	2,702.9	2,634.9	2,337.3
Gross profit	214.9	247.5	183.5
Gross profit as a percentage of revenues	7.4%	8.6%	7.3%
Selling, general and administrative expenses	203.5	221.9	184.1
Restructuring charges	10.3	2.8	5.0
Losses (gains) on derivative financial instruments	6.9	10.9	(31.5)
Other operating expense (income), net	2.5	0.2	(0.3)
Operating (loss) income	(8.3)	11.7	26.2
Interest expense, net	94.1	107.4	97.4
Other (income) expense, net	(7.4)	(20.0)	6.0
Loss from continuing operations before income taxes	(95.0)	(75.7)	(77.2)
Benefit from income taxes	(22.7)	(129.5)	(14.2)
(Loss) income from continuing operations	(72.3)	53.8	(63.0)
Income from discontinued operations, net of tax	121.1	34.2	26.9
Net income (loss)	48.8	88.0	(36.1)
Net income from discontinued operations attributable to noncontrolling interest	0.1	0.9	1.0
Net income (loss) attributable to Aleris Corporation	$48.7	$87.1	$(37.1)

Total segment income	$239.7	$242.2	$213.7
Depreciation and amortization of continuing operations	(123.8)	(123.2)	(98.8)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(48.4)	(77.8)	(50.4)
Restructuring charges	(10.3)	(2.8)	(5.0)
Interest expense, net	(94.1)	(107.4)	(97.4)
Unallocated (gains) losses on derivative financial instruments	(30.2)	5.4	2.1
Unallocated currency exchange gains (losses)	1.2	12.6	(3.8)
Start-up costs	(21.1)	(24.5)	(35.6)
Other expense, net	(8.0)	(0.2)	(2.0)
Loss from continuing operations before income taxes	$(95.0)	$(75.7)	$(77.2)
Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the years ended December 31,
	2015	2014	2013
	(dollars in millions, metric tons in thousands)
Revenues:
North America	$1,532.8	$1,561.8	$1,194.8
Europe	1,335.3	1,402.4	1,443.2
Asia Pacific	96.4	52.7	20.7
Intra-entity revenues	(46.7)	(134.5)	(137.9)
Consolidated revenues	$2,917.8	$2,882.4	$2,520.8

Metric tons of finished product shipped:
North America	492.8	482.0	372.3
Europe	313.6	301.6	297.7
Asia Pacific	21.8	12.8	4.8
Intra-entity	(5.8)	(2.6)	(1.5)
Total metric tons of finished product shipped	822.4	793.8	673.3

North America Revenues
North America revenues for the year ended December 31, 2015 decreased $29.0 million compared to the year ended December 31, 2014. This decrease was primarily due to lower aluminum prices included in our invoiced prices, which reduced revenues by approximately $77.0 million.
This decrease was partially offset by the following:

▪
a 2% increase in shipments increased revenues by approximately $36.0 million. The increased shipments related to the acquired Nichols business as well as increased demand from the automotive and truck trailer industries. These increases were partially offset by a slow start to the spring construction season and an uneven recovery of the North America housing industry; and

▪	improved rolling margins increased revenues by approximately $17.0 million.
North America revenues for the year ended December 31, 2014 increased $367.0 million compared to the year ended December 31, 2013. This increase was primarily due to the following:

▪
a 29% increase in shipments, primarily related to the acquired Nichols business and increased demand from the truck trailer industry partially offset by adverse customer reaction to the high Midwest Premium, harsh winter weather conditions throughout much of the region that delayed the start of the building and construction season and production issues that resulted in a weaker mix of products sold. Volume and mix combined to increase revenues by approximately $339.0 million; and

▪	higher aluminum prices increased the average price of aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $34.0 million of the increase in revenues.
These increases were partially offset by pricing pressures from competitive imports resulting from the high Midwest Premium, which accounted for a decrease of approximately $6.0 million in revenues.
Europe Revenues
Revenues from our Europe segment for the year ended December 31, 2015 decreased $67.1 million compared to the year ended December 31, 2014. This decrease was primarily due to a stronger U.S. dollar, which decreased revenues by approximately $155.0 million.
This decrease was partially offset by the following:

▪	higher Euro-based LME prices that increased the average price of aluminum included in our invoiced prices and increased revenues by approximately $46.0 million;

▪
a 4.0% increase in shipments of finished products and a favorable mix of products sold increased revenues by approximately $37.0 million. Automotive shipments increased 15% and aerospace shipments increased 3% during the year. These increases were partially offset by lower regional plate and sheet volume, which declined as a result of competitive pressure and customer uncertainty caused by declining regional premiums, and lower third party sales of semi-finished billets as more casthouse production was used by the segment’s rolling mills; and

▪	improved rolling margins increased revenues by approximately $5.0 million.
Revenues from our Europe segment for the year ended December 31, 2014 decreased $40.8 million compared to the year ended December 31, 2013. This decrease was primarily due to the following:

▪
a 3% decrease in shipments that reduced revenues by approximately $40.0 million. The impact of an inventory overhang at major aircraft manufacturers led to an 8% reduction in aerospace volumes, while demand from the automotive industry increased 32% from the prior year. Additionally, second quarter operational issues and a weak European economy resulted in a loss of regional plate and sheet volumes;

▪	overcapacity in the European plate end-use reduced rolling margins by $6.0 million; and

▪	a stronger U.S. dollar decreased revenues by approximately $2.0 million.
These decreases were partially offset by higher aluminum prices resulting from increases in regional premiums, which increased revenues by approximately $8.0 million.

Asia Pacific Revenues
Asia Pacific revenues for the year ended December 31, 2015 increased $43.7 million compared to the year ended December 31, 2014 as production of and demand for commercial plate products improved and shipments of aerospace plate increased following the attainment of certifications from several original equipment manufacturers in 2014.
Segment Income (Loss) and Gross Profit

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Segment income (loss):
North America	$107.9	$94.6	$81.8
Europe	131.8	147.6	132.1
Asia Pacific	—	—	(0.2)
Total segment income	239.7	242.2	213.7
Items excluded from segment income and included in gross profit:
Depreciation	(102.2)	(102.6)	(77.8)
Start-up costs	(2.1)	(12.7)	(24.3)
Other	(4.4)	—	(1.1)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	114.6	114.1	100.8
Realized (gains) losses on derivative financial instruments	(23.3)	16.3	(29.4)
Other (income) expense, net	(7.4)	(9.8)	1.6
Gross profit	$214.9	$247.5	$183.5
North America Segment Income
North America segment income for the year ended December 31, 2015 increased $13.3 million compared to the year ended December 31, 2014. This increase was primarily due to the following:

▪	improved rolling margins increased segment income by approximately $17.0 million;

▪
productivity gains driven by operational improvements at our Ashville paint line, improved scrap utilization and cost savings associated with our supply chain optimization efforts more than offset higher employee costs and pension expense, resulting in increased segment income of approximately $12.0 million; and

▪	the impact of recording acquired assets of Nichols at fair value increased prior year cost of sales by approximately $8.1 million.
These increases were partially offset by the following:

▪
unfavorable scrap spreads from declining aluminum prices and decreased scrap availability, partially offset by metal related synergies due to the Nichols acquisition, decreased segment income by approximately $8.0 million;

▪	unfavorable metal price lag compared to the prior year decreased segment income by an estimated $7.9 million; and

▪	unfavorable cost absorption caused by lower fourth quarter production more than offset a 2% increase in volumes and decreased segment income by approximately $2.0 million.
North America segment income for the year ended December 31, 2014 increased by $12.8 million compared to the year ended December 31, 2013. This increase was primarily due to the following:

▪	a 29% increase in volume and higher fourth quarter production levels increased segment income by approximately $15.0 million;

▪	improved scrap spreads and a favorable supply agreement increased segment income by approximately $13.0 million; and

▪	favorable metal price lag in 2014 compared to the prior year, which increased segment income by an estimated $1.2 million.
These increases were partially offset by the following:

▪	the impact of recording the acquired assets of Nichols at fair value, which increased cost of sales by approximately $8.1 million;

▪	pricing pressures caused by the high Midwest Premium reduced rolling margins, decreasing segment income by approximately $6.0 million; and

▪	higher costs associated with inflation in energy and employee costs, partially offset by productivity gains, reduced segment income by approximately $3.0 million.
Europe Segment Income
Europe segment income for the year ended December 31, 2015 decreased by $15.8 million compared to the year ended December 31, 2014. This decrease was primarily due to the following:

▪	unfavorable metal price lag compared to the prior year decreased segment income by approximately $44.3 million;

▪	increased hardener and external slab costs as well as tighter scrap supply reduced segment income by approximately $6.0 million;

▪
higher costs associated with inflation in employee and other conversion costs, as well as costs associated with our ongoing business improvement process plans, were partially offset by productivity savings, resulting in a decrease in segment income of $5.0 million; and

▪	non-recurring energy tax and carbon dioxide emissions credits received in 2014 increased prior year segment income by approximately $3.8 million.
These decreases were partially offset by the following:

▪	favorable currency movements, resulting from the strengthening of the U.S. dollar, increased segment income by approximately $27.0 million;

▪	a 4% increase in shipments and a favorable mix of products sold, resulting from an increase in aerospace and automotive volumes, increased segment income by approximately $12.0 million; and

▪	improved rolling margins increased segment income by approximately $5.0 million.
Europe segment income for the year ended December 31, 2014 increased $15.5 million compared to the year ended December 31, 2013. This increase was primarily due to the following:

▪	favorable metal price lag in 2014 compared to the prior year period increased segment income by an estimated $10.3 million;

▪	favorable currency movements increased segment income by approximately $7.0 million;

▪	lower hardener prices, external slab costs and scrap losses improved segment income by approximately $4.0 million; and

▪	benefits associated with the receipt of energy tax and carbon dioxide emissions credits, which increased segment income by approximately $3.8 million.
These increases were partially offset by the following:

▪	a reduction in volume and an unfavorable change in the mix of products sold decreased segment income by approximately $6.0 million;

▪	lower rolling margins, caused by overcapacity in the European plate market decreased segment income by approximately $5.0 million; and

▪
higher costs associated with operational issues and inflation in employee costs, partially offset by productivity related savings and lower energy costs, resulted in a reduction in segment income of approximately $1.0 million.

Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $18.4 million in the year ended December 31, 2015 as compared to 2014. This decrease was primarily due to the following:

▪
a decrease of $16.0 million in professional fees and business development costs, as the prior year costs included costs associated with the acquisition of Nichols and the divestitures of the recycling and specification alloys and extrusions businesses; and

▪
a decrease of $9.0 million in stock-based compensation expense primarily due to the forfeiture of unvested stock options and restricted stock units upon the departure of certain senior executives during the year.

These increases were partially offset by a $7.2 million increase in start-up costs related to labor, consulting and other expenses incurred for the ABS project at our Lewisport facility.
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

Gains and Losses on Derivative Financial Instruments
During the years ended December 31, 2015, 2014 and 2013, we recorded the following realized and unrealized (gains) losses on derivative financial instruments:

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Realized (gains) losses
Metal	$(26.6)	$17.0	$(29.7)
Energy	2.9	(0.8)	0.3
Currency	0.5	—	—
Unrealized losses (gains)
Metal	31.1	(7.6)	(1.4)
Energy	(1.8)	2.3	(0.7)
Currency	0.8	—	—
Total losses (gains)	$6.9	$10.9	$(31.5)
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

Interest Expense, net
Interest expense, net, for the year ended December 31, 2015 decreased $13.3 million when compared to 2014. This decrease was primarily due to:

▪	interest capitalized during the period increased $6.9 million as a result of the capital expenditures for the ABS project at our Lewisport facility;

▪	interest expense on the Senior Notes decreased $3.0 million as a portion of the Senior Notes were purchased during the third quarter pursuant to the Asset Sale Offer; and

▪	interest expense on the Former ABL Facility decreased $2.7 million as all outstanding borrowings were repaid in the first quarter of 2015.
Interest expense, net for the year ended December 31, 2014 increased $10.1 million when compared to 2013 due to increased borrowings under the Former ABL Facility, which was used to fund the acquisition of Nichols, and the China Loan Facility, as well as decreased capitalized interest as a result of the completion of our major capital investments at the Zhenjiang rolling mill.
Benefit from Income Taxes
The benefit from income taxes was $22.7 million for the year ended December 31, 2015, compared to a benefit from income taxes of $129.5 million for the year ended December 31, 2014 and a benefit from income taxes of $14.2 million for the year ended December 31, 2013. The income tax benefit for the year ended December 31, 2015 consisted of income tax expense of $18.9 million from international jurisdictions and an income tax benefit of $41.6 million in the U.S. The income tax benefit for the year ended December 31, 2014 consisted of an income tax benefit of $94.2 million from international jurisdictions and an income tax benefit of $35.3 million in the U.S. The income tax benefit for the year ended December 31, 2013 consisted of an income tax benefit of $3.8 million from international jurisdictions and an income tax benefit of $10.4 million in the U.S.

At December 31, 2015, 2014 and 2013 we had valuation allowances from continuing operations of $218.5 million, $262.3 million and $515.2 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2015 and 2014 valuation allowances from continuing operations, $68.9 million and $109.0 million relate primarily to net operating losses and future tax deductions for pension benefits in non-U.S. tax jurisdictions, $135.0 million and $137.6 million relate primarily to the U.S. federal effects of net operating losses and amortization and $14.6 million and $15.7 million relate primarily to the state effects of net operating losses and amortization.
The net decrease in the valuation allowance from continuing operations in 2015 is mainly comprised of a $36.1 million reversal of a valuation allowance resulting from the merger of two non-U.S. entities, resulting in the elimination of net operating loss carryforwards for which a valuation allowance had previously been recorded.
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
The change in judgment in our Belgium tax jurisdiction was based on positive evidence that supported the conclusion that it was more-likely-than-not that the net operating loss and other deferred tax assets in that jurisdiction would be realized. The following positive evidence supported the reversal of the valuation allowance during 2014:

▪
the Duffel, Belgium facility generated significant taxable income in 2014 for the first time since our acquisition of the facility in 2006 as a result of increased production and sales subsequent to the completion of the wide auto body sheet expansion project;

▪
anticipated strong growth in the global demand for aluminum ABS for light-weighting vehicles, increasing the demand for products produced at our Duffel, Belgium facility, is forecasted to generate taxable income in the future; and

▪	an unlimited carry forward period of net operating losses in the jurisdiction, which comprise the majority of the deferred tax assets.
The change in judgment in the U.S. reflected the estimated taxable gain from the sale of our recycling and specification alloys business, which supported the conclusion that it was more-likely-than-not that portions of the U.S. net operating loss and state credit deferred tax assets would be realized.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax for the year ended December 31, 2015 was $121.1 million. The discontinued operations include the results of our recycling and specification alloys and extrusions businesses. The increase of approximately $86.9 million from the prior year was primarily due to the gain recorded on the sale of the recycling and specification alloys businesses. This increase was partially offset by the fact that income from discontinued operations for the year ended December 31, 2014 included the full year of operations for the discontinued businesses, while the 2015 results include only the two months of operations prior to disposal.
Income from discontinued operations, net of income tax for the year ended December 31, 2014 was $34.2 million. The increase of approximately $7.3 million from the prior year was primarily due to favorable metal spreads and improved volumes in the recycling and specification alloys businesses as well as a decrease in the provision for income taxes. These increases were partially offset by the loss recorded on the classification of the extrusions business as held for sale as well as the unfavorable impact of pricing pressure in the extrusions business.
Liquidity and Capital Resources
Summary
We ended 2015 with $62.2 million of cash and cash equivalents, compared with $28.6 million at the end of 2014. Liquidity at December 31, 2015 was $435.4 million, which consisted of $373.2 million of availability under the 2015 ABL Facility plus $62.2 million of cash.

In the first quarter of 2015, we received cash proceeds, prior to fees and taxes, of approximately $496.2 million from the completion of our sale of the recycling and specification alloys businesses and cash proceeds, prior to fees and taxes, of approximately €29.6 million (or equivalent to approximately $33.5 million) from the completion of the sale of our extrusions business. Subsequently, we received additional cash proceeds of approximately $65.2 million from adjustments to the sales prices of these businesses as a result of the final determination of the working capital delivered. A portion of these cash proceeds were used to pay down borrowings under the Former ABL Facility. In addition, on September 8, 2015, Aleris International purchased $65.1 million aggregate principal amount of the 7 5/8% Senior Notes (as defined) and $59.9 million aggregate principal amount of the 7 7/8% Senior Notes (as defined below) pursuant to an asset sale offer (the “Asset Sale Offer”) to purchase, on a pro rata basis, up to $125.0 million of the Senior Notes at a cash purchase price of 100% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The remaining proceeds were used to fund strategic capital projects.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the 2015 ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the covenants under the 2015 ABL Facility and the Senior Notes, including borrowing base limitations under the 2015 ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions, including our ability to access the capital markets, and other factors, including those described under Item 1A. – “Risk Factors.” Any future strategic capital projects or acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
At December 31, 2015, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. The U.S. entities may temporarily borrow some foreign earnings of our non-U.S. subsidiaries in 2016, which would result in a deemed distribution. In anticipation of doing so, an additional $6.0 million income tax charge was recorded in 2015.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations, as permitted by GAAP. For a summary of depreciation, capital expenditures and significant operating noncash items of discontinued operations for the years ended December 31, 2015, 2014 and 2013, see Note 17, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided (used) by:
Operating activities	$119.5	$—	$31.9
Investing activities	273.7	(265.3)	(235.4)
Financing activities	(359.9)	246.1	(331.6)
Cash Flows From Operating Activities
Operating activities provided $119.5 million of cash for the year ended December 31, 2015, which was the result of $46.7 million of cash from earnings and a $72.8 million decrease in net operating assets. The significant components of the change in net operating assets included increases of $31.3 million, $18.6 million and $18.4 million in accounts receivable, accounts payable, and other long-term liabilities, respectively, and decreases of $128.0 million and $9.1 million in inventories and accrued liabilities, respectively. The increase in accounts receivable was primarily due to the increase in the accounts receivable balance of the recycling and specification alloys businesses that were sold. As a result of this increase, we received a cash payment of $60.3 million in connection with the adjustment to the sale price. This payment has been reported in investing activities. The change in inventories was due primarily to the decreased aluminum prices in inventory as compared to the end of 2014 as well as lower inventory levels in North America. In 2015, the average days of working capital from continuing operations decreased by approximately two days versus the prior year due to declining aluminum prices as well as improved working capital management in North America and increased sales from Asia Pacific. The increase in other long-term liabilities was due to the receipt of pre-payments for future production. The decrease in accrued liabilities is driven by lower toll liabilities and a decrease in accrued interest resulting from a reduction in long-term debt.

Operating activities provided no cash for the year ended December 31, 2014, which was the result of $130.0 million of cash from earnings that was offset by a similar increase in net operating assets. The significant components of the change in net operating assets included increases of $34.1 million, $171.5 million and $78.6 million in accounts receivable, inventory and accounts payable, respectively, as well as a $14.2 million increase in other assets and an $11.2 million increase in accrued liabilities. The use of cash within inventory and the cash generated by accounts payable resulted primarily from prior year fourth quarter inventory reduction initiatives in North America and higher aluminum prices. The increase in other assets resulted primarily from higher federal income tax receivables resulting from losses at an international jurisdiction. The increase in accrued liabilities resulted primarily from current year accruals for employee incentive compensation and professional fees in excess of payments, partially offset by lower toll liabilities associated with our discontinued operations. Our average DSO, DIO and DPO for the year ended December 31, 2014 all remained consistent with the average DSO, DIO and DPO for the year ended December 31, 2013.
Cash flows provided by operating activities were $31.9 million for the year ended December 31, 2013, which resulted from $102.5 million of cash from earnings partially offset by a $70.6 million increase in net operating assets. The significant components of the change in net operating assets included an increase of $20.5 million in other assets and decreases of $31.3 million and $50.5 million in accounts payable and accrued liabilities, respectively. The use of cash within other assets is primarily due to an increase of approximately $14.0 million related to the payment of value added taxes associated with the construction of the Zhenjiang rolling mill. These tax amounts will be recovered in future periods as a reduction to the amount of value added tax required to be remitted upon the sale of product. The use of cash within accounts payable was a result of decreased metal purchases in December 2013 in anticipation of lower production. The change in accrued liabilities for the year ended December 31, 2013 was primarily due to the settlement of an income tax audit by a non-U.S. taxing jurisdiction and payments in excess of current year accruals for employee incentive compensation and restructuring costs. Our average DIO increased from 51 days for the year ended December 31, 2012 to 57 days for the year ended December 31, 2013. The increase was driven by higher average inventory levels within our Europe segment to help mitigate any customer impact from our production issues in previous quarters, an increase in start-up inventory at the Zhenjiang rolling mill and an increase in our North America segment’s average inventory levels. Our average DSO and average DPO for the year ended December 31, 2013 both remained consistent with the average DSO and DPO for the year ended December 31, 2012.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $273.7 million for the year ended December 31, 2015 and included $587.4 million of cash proceeds, net of cash transferred, from the sales of our former recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $313.6 million of capital expenditures, primarily resulting from the ABS project at our Lewisport facility. We expect capital expenditures to be approximately $350.0 million to $375.0 million in 2016, primarily related to the ABS project at our Lewisport facility.
Cash flows used by investing activities were $265.3 million for the year ended December 31, 2014 and included $164.8 million of capital expenditures and $107.4 million to acquire Nichols, partially offset by insurance proceeds of $3.8 million resulting from a fire at the Decatur, Alabama facility prior to our acquisition of the facility. Cash flows used by investing activities were $235.4 million for the year ended December 31, 2013 and included $238.3 million of capital expenditures, primarily associated with the Zhenjiang rolling mill, the wide ABS expansion project in Duffel, Belgium and the installation of our wide coating line in Ashville, Ohio.
Cash Flows From Financing Activities
Cash flows used by financing activities were $359.9 million for the year ended December 31, 2015, and included $224.0 million of net repayments on the Former ABL Facility, $125.0 million of the Senior Notes purchased pursuant to the Asset Sale Offer, $4.6 million of debt issuance costs for the 2015 ABL Facility and $2.8 million of net payments on the China Loan Facility.
Cash flows provided by financing activities were $246.1 million for the year ended December 31, 2014 which included $224.0 million of net proceeds from the Former ABL Facility and $24.4 million of proceeds from the China Loan Facility.
Cash flows used by financing activities were $331.6 million for the year ended December 31, 2013 which primarily consisted of dividend payments of $313.0 million to our stockholders and an $8.9 million payment for the redemption of the noncontrolling interest in Aleris Zhenjiang pursuant to a contractual arrangement entered into in the fourth quarter of 2012.
Description of Indebtedness
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement providing for a $600.0 million revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 million by Aleris International and its

U.S. subsidiaries and up to a combined $300.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 million in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The 2015 ABL Facility contains, in the aggregate, a $45.0 million sublimit for swingline loans and also provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of December 31, 2015, we estimate that the borrowing base would have supported borrowings of $393.1 million. As of December 31, 2015, Aleris International had no borrowings outstanding under the 2015 ABL Facility. After giving effect to the outstanding letters of credit of $19.9 million, Aleris International had $373.2 million available for borrowing as of December 31, 2015.
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
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2015.
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
Former ABL Facility

In connection with the entry into the 2015 ABL Facility described above, on June 15, 2015, Aleris International terminated the Amended and Restated Credit Agreement, dated June 30, 2011, among Aleris International, each subsidiary of Aleris International a party thereto, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, and the other parties thereto (the “Former ABL Facility”).
7 5/8% Senior Notes due 2018
On February 9, 2011, Aleris International issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture (the “7 5/8% Indenture”) with U.S. Bank National Association, as trustee, and on October 14, 2011, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 for its new $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “7 5/8% Senior Notes”). The 7 5/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility.
Aleris International may redeem the 7 5/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 101.9% of the principal amount, declining to 100.0% of the principal amount on February 15, 2017, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 5/8% Indenture), if any, thereon to the applicable redemption date.
The 7 5/8% Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Aleris International was in compliance with all covenants set forth in the 7 5/8% Indenture as of December 31, 2015.
Interest on the 7 5/8% Senior Notes is payable in cash semi-annually in arrears on February 15th and August 15th of each year. The 7 5/8% Senior Notes mature on February 15, 2018.
On September 8, 2015, Aleris International purchased $65.1 million aggregate principal amount of the 7 5/8% Senior Notes pursuant to the Asset Sale Offer. After consummation of the Asset Sale Offer, and as of December 31, 2015, Aleris International had $434.9 million aggregate principal amount outstanding on the 7 5/8% Senior Notes.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes under an indenture (the “7 7/8% Indenture”) with U.S. Bank National Association, as trustee, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility.
Aleris International may redeem the 7 7/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to 103.9% of principal amount, declining annually to 100.0% of the principal amount on November 1, 2018, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 7/8% Indenture), if any, thereon to the applicable redemption date.
The 7 7/8% Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2015.
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
On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to the Asset Sale Offer. After consummation of the Asset Sale Offer, and as of December 31, 2015, Aleris International had $440.1 million aggregate principal amount outstanding on the 7 7/8% Senior Notes.

Exchangeable Notes
Our Aleris International issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”) in June 2010. The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the 2015 ABL Facility; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 963.6 million (or equivalent to approximately $148.4 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $63.1 million) revolving facility, as amended, that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which may limit our ability to borrow funds on the Zhenjiang Revolver in the future. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2015, $179.0 million was outstanding on the Zhenjiang Term Loans and $25.6 million was outstanding under the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually beginning in 2016 initially at RMB 29.9 million (or the equivalent of $4.6 million) increasing to RMB 209.5 million (or the equivalent of $32.3 million) in 2021. Aleris Zhenjiang made the first of the 2016 scheduled payments totaling RMB 29.9 million (or the equivalent of $4.6 million) in December 2015.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2015. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin as performance metrics and believes these measures provide additional information commonly used by holders of the Senior Notes and parties to the 2015 ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indentures governing the Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing the 2015 ABL Facility. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income from discontinued operations, net of tax. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, the impact of recording assets at fair value through purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the 2015 ABL Facility also limits the amount of adjustments for restructuring charges and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin, as we use them, may not be comparable to similarly titled measures used by other companies. We calculate EBITDA, Adjusted EBITDA and segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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

In addition, in evaluating Adjusted EBITDA, including segment Adjusted EBITDA, we may incur expenses in the future that are similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA, including segment Adjusted EBITDA, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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

For the years ended December 31, 2015, 2014 and 2013, our reconciliations of EBITDA and Adjusted EBITDA to net income (loss) attributable to Aleris Corporation and net cash provided by operating activities are presented below:

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Adjusted EBITDA from continuing operations	$222.8	$176.5	$156.9
Unrealized (losses) gains on derivative financial instruments of continuing operations	(30.1)	5.4	2.2
Impact of recording assets at fair value through purchase accounting (i)	—	(8.1)	0.1
Restructuring charges (ii)	(10.3)	(2.8)	(5.0)
Unallocated currency exchange gains (losses) on debt	1.0	12.0	(2.1)
Stock-based compensation expense	(4.8)	(13.8)	(14.3)
Start-up costs	(21.1)	(24.5)	(35.6)
(Unfavorable) favorable metal price lag (iii)	(18.6)	33.7	22.3
Other (iv)	(16.1)	(24.4)	(6.5)
EBITDA from continuing operations	122.8	154.0	118.0
Interest expense, net	(94.1)	(107.4)	(97.4)
Benefit from income taxes	22.7	129.5	14.2
Depreciation and amortization from continuing operations	(123.8)	(123.2)	(98.8)
Income from discontinued operations, net of tax	121.1	34.2	26.9
Net income (loss) attributable to Aleris Corporation	48.7	87.1	(37.1)
Net income from discontinued operations attributable to noncontrolling interest	0.1	0.9	1.0
Net income (loss)	48.8	88.0	(36.1)
Depreciation and amortization	123.8	157.6	129.5
Provision for (benefit from) deferred income taxes	34.5	(132.0)	(13.7)
Stock-based compensation expense	4.8	13.8	14.3
Unrealized losses (gains) on derivative financial instruments	28.1	(6.5)	(0.7)
Amortization of debt issuance costs	6.6	7.4	7.7
Net gain on sale of discontinued operations	(191.7)	—	—
Other	(8.2)	1.7	1.5
Change in operating assets and liabilities:
Change in accounts receivable	(31.3)	(34.1)	16.0
Change in inventories	128.0	(171.5)	15.7
Change in other assets	3.8	(14.2)	(20.5)
Change in accounts payable	(18.6)	78.6	(31.3)
Change in accrued liabilities	(9.1)	11.2	(50.5)
Net cash provided by operating activities	$119.5	$—	$31.9

(i)	Represents the impact of applying purchase accounting rules under GAAP. The amount in the table for 2014 represents the impact of recording the acquired inventory of Nichols at fair value.

(ii)	See Note 3, “Restructuring Charges,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

(iii)
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

(iv)
Includes the write-down of inventories associated with plant closures, gains and losses on the disposal of assets and costs incurred in connection with proposed capital raising transactions, certain acquisition and disposition activities and other business development costs.

For the years ended December 31, 2015, 2014 and 2013, our reconciliations of revenues to commercial margin are presented below.

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Revenues	$2,917.8	$2,882.4	$2,520.8
Hedged cost of metal	(1,732.1)	(1,682.1)	(1,446.4)
Unfavorable (favorable) metal price lag	18.6	(33.7)	(22.3)
Commercial margin	$1,204.3	$1,166.6	$1,052.1
Exchange Rates
During 2015, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation losses that decreased our equity by $80.3 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities.
The euro is the functional currency of substantially all of our European-based operations and the Renminbi is the functional currency of our China operations. In the future, our results of operations will continue to be impacted by the exchange rate between the U.S. dollar and the euro and the U.S. dollar and Renminbi. In addition, we have other operations where the functional currency is not our reporting currency, the U.S. dollar, and our results of operations are impacted by currency fluctuations between the U.S. dollar and such other currencies.
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments of our continuing operations at December 31, 2015.

	Cash Payments Due by Period
	(in millions)
	Total	2016	2017-2018	2019-2020	After 2020
Long-term debt and capital lease obligations	$1,129.5	$8.6	$504.7	$559.5	$56.7
Interest on long-term debt obligations	300.0	84.3	133.9	79.9	1.9
Estimated postretirement benefit payments	32.7	4.0	7.7	6.9	14.1
Estimated pension benefit payments	44.8	10.3	7.6	7.5	19.4
Operating lease obligations	15.5	3.1	3.8	3.2	5.4
Estimated payments for asset retirement obligations	6.2	—	—	—	6.2
Purchase obligations	1,486.6	1,188.0	285.5	13.1	—
Total	$3,015.3	$1,298.3	$943.2	$670.1	$103.7
Our estimated funding for our funded pension plans and other postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2016 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2016 is not practicable. Payments for unfunded pension plan benefits and other postretirement benefit payments are estimated through 2025.
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
Our purchase obligations represent non-cancellable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2015, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital projects.
The 2015 ABL Facility and China Loan Facility carry variable interest rates and variable outstanding amounts for which estimating future interest payments is not practicable.
Environmental Contingencies
Our operations are subject to federal, state, local and international laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as waste handling and disposal practices and (2) impose liability for costs of cleaning up, and certain damages resulting from, spills, disposals or other releases of regulated materials. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this annual report on Form 10-K. See Item 1. – “Business—Environmental.”
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, among others, those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the years ended December 31, 2015 or 2014.
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
Discontinued Operations
In accordance with ASC 205-20, “Discontinued Operations” (“ASC 205-20”), a component of an entity that is disposed of or classified as held for sale is reported as a discontinued operation if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, including the comparative prior year period.
Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets and liabilities to be disposed and historical results of operations related to our recycling and specification alloys businesses and the extrusions business. The discontinued operations exclude general corporate allocations of certain functions historically provided by our corporate offices, such as accounting, treasury, tax, human resources, facility maintenance, and other services. Interest costs have been excluded from discontinued operations except for the interest expense on the debt and capital leases that have been assumed by the buyers. See Note 17, “Discontinued Operations” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.
Revenue Recognition and Shipping and Handling Costs
Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” This occurs at various points in the delivery process. In North America, substantially all revenue is recognized at the point of shipment. In Europe and China, the timing of revenue recognition varies depending on individual customer arrangements. For material that is consigned, revenue is not recognized until the product is used by the customer. We occasionally enter into long-term supply contracts with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as shipments are made and title, ownership, and risk of loss pass to the customer during the term of the applicable contract. Shipping and handling costs are included within “Cost of sales” in the Consolidated Statements of Operations included elsewhere in this annual report on Form 10-K.
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
Derivative Financial Instruments
Derivative contracts are recorded at fair value under ASC 820, “Fair Value Measurements and Disclosures” using quoted market prices and significant other observable and unobservable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
Impairment of Long-Lived Assets and Amortizable Intangible Assets
We review the carrying value of property, plant and equipment to be held and used as well as amortizable intangible assets when events or circumstances indicate that their carrying value may not be recoverable. Factors that we consider important that could trigger our testing of the related asset groups for an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. We consider these factors quarterly and may test more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify projected cash flows. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates which require significant judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and our ability to accurately assess whether an asset is impaired. During the year ended December 31, 2015, we evaluated the assets of our Zhenjiang rolling mill using forecasted undiscounted cash flows and concluded that there was no impairment on these assets.
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
Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to costs related to the future removal of asbestos and costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of ASC 410-20 “Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.
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

In determining the adequacy of recorded valuation allowances, management assesses our profitability in the applicable jurisdictions by taking into account the current and forecasted amounts of earnings or losses as well as the forecasted taxable income as a result of the reversal of future taxable temporary differences. Subjective positive evidence currently does not exist in the form of forecasted earnings and taxable income in future periods. Additionally, our recent history of losses provides objective negative evidence that management believes outweighs any subjective positive evidence in those jurisdictions. Therefore, we will maintain valuation allowances against certain of our net deferred tax assets in the U.S. and other applicable jurisdictions until sufficient objective positive evidence (for example, cumulative positive earnings and future taxable income) exists to reduce or eliminate the valuation allowance.
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
The weighted average discount rate used to determine the U.S. pension benefit obligation was 4.19% as of December 31, 2015 compared to 3.80% as of December 31, 2014 and 4.57% as of December 31, 2013. The weighted average discount rate used to determine the Non-U.S. pension benefit obligation was 2.59% as of December 31, 2015 compared to 2.15% as of December 31, 2014 and 3.85% as of December 31, 2013. The weighted average discount rate used to determine the other postretirement benefit obligation was 3.96% as of December 31, 2015 compared to 3.57% as of December 31, 2014 and 4.15% as of December 31, 2013. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.
Through the year ended December 31, 2015, we have used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. During the fourth quarter of 2015, we updated the method previously used for substantially all of our pension and other post-retirement benefit plans. Beginning with our 2016 fiscal year, we have elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method will provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in estimate will result in a decrease in the service and interest components for benefit cost starting in 2016. Based on current economic conditions, we estimate that the service cost and interest cost in 2016 will be reduced by approximately $1.5 million, $0.6 million and $0.4 million for the U.S. pension plans, non-U.S. pension plans and postretirement plans, respectively. We have accounted for this change in estimate on a prospective basis.
As of December 31, 2015, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $20.7 million in the pension and other postretirement obligations and a decrease of $2.6 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2015, assuming inflation remains unchanged, would result in an increase of $23.3 million in the pension and other postretirement obligations and an increase of $2.6 million in the net periodic benefit cost.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 10, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 8.00% for each of the years 2015, 2014 and 2013. The weighted average expected return on assets associated with our European pension benefits was 2.90% for 2015, 3.09% for 2014 and 3.52% for 2013. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2015 would result in a variation of approximately $0.7 million in the net periodic benefit cost.
Unrecognized actuarial gains and losses related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2015, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $69.7 million, of which $3.9 million of amortization is expected to be recognized in 2016.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Stock-Based Compensation
We use a Black-Scholes option-pricing model to estimate the grant-date fair value of the stock options awarded. Under this valuation method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2015 and 2014:

	Years ended
	December 31, 2015	December 31, 2014
Weighted-average expected option life in years	6.0	6.0
Risk-free interest rate	1.5% - 1.6%	2.0%
Equity volatility factor	45% - 50%	55.0%
Dividend yield	—%	—%
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2015.
Recently Issued Accounting Standards Updates
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). This guidances requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact the application of ASU No. 2016-02 will have on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance was early adopted in the fourth quarter of 2015 and applied retrospectively. As a result of the application of the guidance, all deferred tax assets and deferred tax liabilities are presented as noncurrent assets or liabilities on the Consolidated Balance Sheet. Other than the current year consolidated balance sheet presentation and the reclassification for prior periods, the adoption of this new guidance did not have an impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This guidance simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The guidance is effective for fiscal years beginning after December 15, 2016; however, we early adopted this standard in the fourth quarter of 2015. The adoption of this standard did not have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements, other than the reclassification of deferred issuance costs in accordance with the new presentation requirements. At December 31, 2015, our deferred debt issuance costs subject to the change in presentation were $2.6 million, and are included in “Other long-term assets” on the consolidated balance sheet.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. In March 2015, the FASB voted to defer the effective date by one year, but allow adoption as of the original adoption date. ASU No. 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are evaluating the impact this guidance will have on our consolidated financial statements in this ASU and determining which transition method we will use.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum and, to a lesser extent, hardeners, such as zinc and copper, and natural gas and other fuels, as well as changes in currency and interest rates. For aluminum hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
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
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, futures, swaps or forwards contracts are then sold. We also maintain a significant amount of inventory on hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future, swaps or forward contracts are sold at the time inventory is purchased. As sales orders are priced, futures, swaps or forward contracts are purchased. These derivatives generally settle within three months.

We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2015 and 2014, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Additionally, from time to time, we have entered into diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs.
We do not consider our natural gas derivatives instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2015 and 2014, we had 4.2 trillion and 3.5 trillion, respectively, of British thermal unit forward buy contracts. We anticipate consuming 6.4 trillion British thermal units of natural gas in our operations in 2016.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. We have entered into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2015 and December 31, 2014, we had no diesel swap contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2015 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2015:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(17.8)	$(3.9)
Energy	(0.2)	(1.1)
The following table shows the fair values of outstanding derivative contracts at December 31, 2014 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2014:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$7.2	$(6.4)
Energy	(3.4)	(1.0)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 12, “Derivative and Other Financial Instruments,” to our audited consolidated financial statements included elsewhere in the annual report on Form 10-K.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of December 31, 2015, we had euro forward contracts covering a notional amount of €18.9 million. We had no euro forward contracts at December 31, 2014.
Interest Rate Risks
As of December 31, 2015, approximately 82% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2015, Aleris International had no borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $179.0 million of borrowings under the Zhenjiang Term Loans and $25.6 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Sean M. Stack
Sean M. Stack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric M. Rychel
Eric M. Rychel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited the accompanying consolidated balance sheet of Aleris Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aleris Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aleris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aleris Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aleris Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2016

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
ASSETS	2015	2014
Current Assets
Cash and cash equivalents	$62.2	$28.6
Accounts receivable (net of allowances of $7.7 and $6.5 at December 31, 2015 and 2014, respectively)	216.2	271.0
Inventories	480.3	627.9
Prepaid expenses and other current assets	28.7	44.9
Assets of discontinued operations - current	—	385.5
Total Current Assets	787.4	1,357.9
Property, plant and equipment, net	1,138.7	942.9
Intangible assets, net	38.9	44.0
Deferred income taxes	112.6	168.7
Other long-term assets	85.5	72.4
Assets of discontinued operations - long-term	—	267.1
Total Assets	$2,163.1	$2,853.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$223.2	$268.2
Accrued liabilities	233.8	183.3
Current portion of long-term debt	8.7	3.3
Liabilities of discontinued operations - current	—	193.2
Total Current Liabilities	465.7	648.0
Long-term debt	1,112.2	1,474.9
Deferred income taxes	2.5	0.4
Accrued pension benefits	149.1	178.7
Accrued postretirement benefits	38.8	46.4
Other long-term liabilities	67.6	49.2
Liabilities of discontinued operations - long-term	—	156.4
Total Long-Term Liabilities	1,370.2	1,906.0
Redeemable noncontrolling interest	—	5.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,768,819 and 31,281,513 shares issued at December 31, 2015 and 2014, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	421.9	414.1
Retained earnings	87.7	39.1
Accumulated other comprehensive loss	(182.7)	(160.9)
Total Aleris Corporation Equity	327.2	292.6
Noncontrolling interest	—	0.7
Total Equity	327.2	293.3
Total Liabilities and Equity	$2,163.1	$2,853.0

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	For the years ended December 31,
	2015	2014	2013
Revenues	$2,917.8	$2,882.4	$2,520.8
Cost of sales	2,702.9	2,634.9	2,337.3
Gross profit	214.9	247.5	183.5
Selling, general and administrative expenses	203.5	221.9	184.1
Restructuring charges	10.3	2.8	5.0
Losses (gains) on derivative financial instruments	6.9	10.9	(31.5)
Other operating expense (income), net	2.5	0.2	(0.3)
Operating (loss) income	(8.3)	11.7	26.2
Interest expense, net	94.1	107.4	97.4
Other (income) expense, net	(7.4)	(20.0)	6.0
Loss from continuing operations before income taxes	(95.0)	(75.7)	(77.2)
Benefit from income taxes	(22.7)	(129.5)	(14.2)
(Loss) income from continuing operations	(72.3)	53.8	(63.0)
Income from discontinued operations, net of tax	121.1	34.2	26.9
Net income (loss)	48.8	88.0	(36.1)
Net income from discontinued operations attributable to noncontrolling interest	0.1	0.9	1.0
Net income (loss) attributable to Aleris Corporation	$48.7	$87.1	$(37.1)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the years ended December 31,
	2015	2014	2013
Net income (loss)	$48.8	$88.0	$(36.1)
Other comprehensive (loss) income, before tax:
Currency translation adjustments	(80.3)	(93.0)	33.2
Reclassification into earnings due to the sale of businesses	45.2	—	—
Pension and other postretirement liability adjustments	21.6	(99.4)	44.2
Other comprehensive (loss) income, before tax	(13.5)	(192.4)	77.4
Income tax expense (benefit) related to items of other comprehensive (loss) income	8.3	(17.7)	1.2
Other comprehensive (loss) income, net of tax	(21.8)	(174.7)	76.2
Comprehensive income (loss)	27.0	(86.7)	40.1
Comprehensive income attributable to noncontrolling interest	0.1	0.9	1.0
Comprehensive income (loss) attributable to Aleris Corporation	$26.9	$(87.6)	$39.1

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$48.8	$88.0	$(36.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123.8	157.6	129.5
Provision for (benefit from) deferred income taxes	34.5	(132.0)	(13.7)
Stock-based compensation expense	4.8	13.8	14.3
Unrealized losses (gains) on derivative financial instruments	28.1	(6.5)	(0.7)
Amortization of debt issuance costs	6.6	7.4	7.7
Net gain on sale of discontinued operations	(191.7)	—	—
Other	(8.2)	1.7	1.5
Changes in operating assets and liabilities:
Change in accounts receivable	(31.3)	(34.1)	16.0
Change in inventories	128.0	(171.5)	15.7
Change in other assets	3.8	(14.2)	(20.5)
Change in accounts payable	(18.6)	78.6	(31.3)
Change in accrued liabilities	(9.1)	11.2	(50.5)
Net cash provided by operating activities	119.5	—	31.9
Investing activities
Purchase of a business	—	(107.4)	—
Payments for property, plant and equipment	(313.6)	(164.8)	(238.3)
Proceeds from the sale of businesses, net of cash transferred	587.4	—	—
Other	(0.1)	6.9	2.9
Net cash provided (used) by investing activities	273.7	(265.3)	(235.4)
Financing activities
Proceeds from revolving credit facilities	159.5	458.4	34.5
Payments on revolving credit facilities	(380.8)	(210.0)	(34.5)
Payments on the Senior Notes	(125.0)	—	—
Net payments on other long-term debt	(6.4)	(0.3)	(5.0)
Debt issuance costs	(4.6)	—	—
Redemption of noncontrolling interest	—	—	(8.9)
Dividends paid	—	—	(313.0)
Other	(2.6)	(2.0)	(4.7)
Net cash (used) provided by financing activities	(359.9)	246.1	(331.6)
Effect of exchange rate differences on cash and cash equivalents	(7.1)	(4.9)	2.3
Net increase (decrease) in cash and cash equivalents	26.2	(24.1)	(532.8)
Cash and cash equivalents at beginning of period	36.0	60.1	592.9
Cash and cash equivalents at end of period	62.2	36.0	60.1
Cash and cash equivalents included within assets of discontinued operations - current	—	(7.4)	(8.8)
Cash and cash equivalents of continuing operations	$62.2	$28.6	$51.3

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Balance at January 1, 2013	$0.3	$573.9	$122.1	$(62.4)	$633.9	$0.2	$634.1	$5.7
Net (loss) income	—	—	(37.1)	—	(37.1)	1.0	(36.1)	—
Other comprehensive income	—	—	—	76.2	76.2	—	76.2	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Stock-based compensation activity	—	10.9	—	—	10.9	—	10.9	—
Modification of stock options resulting in liability classification	—	(2.4)	—	—	(2.4)	—	(2.4)	—
Dividends paid	—	(180.9)	(132.1)	—	(313.0)	—	(313.0)	(0.4)
Other	—	0.4	(0.5)	—	(0.1)	—	(0.1)	0.4
Balance at December 31, 2013	$0.3	$401.9	$(47.6)	$13.8	$368.4	$0.3	$368.7	$5.7
Net income	—	—	87.1	—	87.1	0.9	88.0	—
Other comprehensive loss	—	—	—	(174.7)	(174.7)	—	(174.7)	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)	—
Stock-based compensation activity	—	12.3	—	—	12.3	—	12.3	—
Other	—	(0.1)	(0.4)	—	(0.5)	0.1	(0.4)	—
Balance at December 31, 2014	$0.3	$414.1	$39.1	$(160.9)	$292.6	$0.7	$293.3	$5.7
Net income	—	—	48.7	—	48.7	0.1	48.8	—
Other comprehensive loss	—	—	—	(21.8)	(21.8)	—	(21.8)	—
Stock-based compensation activity	—	2.6	—	—	2.6	—	2.6	—
Conversion of Aleris International preferred stock to common stock	—	5.6	—	—	5.6	—	5.6	(5.6)
Other	—	(0.4)	(0.1)	—	(0.5)	(0.8)	(1.3)	(0.1)
Balance at December 31, 2015	$0.3	$421.9	$87.7	$(182.7)	$327.2	$—	$327.2	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.	BASIS OF PRESENTATION
Nature of Operations
Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “our,” “us,” and the “Company” or similar terms) is a Delaware corporation with its principal executive offices located in Cleveland, Ohio. The principal business of the Company has historically involved the production of aluminum rolled and extruded products as well as the recycling of aluminum and specification alloy manufacturing. We completed the sale of our recycling and specification alloys businesses and our extrusions business in 2015. See Note 17, “Discontinued Operations.” Our aluminum rolled products business produces aluminum sheet and fabricated products using continuous cast and direct-chill processes. Our aluminum sheet products are sold to customers and distributors serving the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries.
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
Use of Accounting Estimates
The consolidated financial statements are prepared in conformity with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are inherent in the valuations of derivatives, property, plant and equipment, intangible assets, assets held in escrow, the assumptions used to estimate the fair value of stock-based payments, pension and postretirement benefit obligations, workers’ compensation, medical and environmental liabilities, deferred tax asset valuation allowances, reserves for uncertain tax positions and allowances for uncollectible accounts receivable.
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
Discontinued Operations
In accordance with ASC 205-20, “Discontinued Operations,” a component of an entity that is disposed of or classified as held for sale is reported as a discontinued operation if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period.
Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets and liabilities to be disposed and historical results of operations related to our recycling and specification alloys businesses and the extrusions business. The discontinued operations exclude general corporate allocations of certain functions historically provided by our corporate offices, such as accounting, treasury, tax, human resources, facility maintenance and other services. Interest costs have been excluded from discontinued operations except for the interest expense on the debt and capital leases that have been assumed by the buyers. See Note 17, “Discontinued Operations” for more information.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Revenue Recognition and Shipping and Handling Costs
Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (codified in ASC 605). This occurs at various points in the delivery process. In North America, substantially all revenue is recognized at the point of shipment. In Europe and China, the timing of revenue recognition varies depending on individual customer arrangements. For material that is consigned, revenue is not recognized until the product is used by the customer. We occasionally enter into long-term supply contracts with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as shipments are made and title, ownership, and risk of loss pass to the customer during the term of the applicable contract. Shipping and handling costs are included within “Cost of sales” in the Consolidated Statements of Operations.
Cash Equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.
Accounts Receivable Allowances and Credit Risk
We extend credit to our customers based on an evaluation of their financial condition; generally, collateral is not required. Substantially all of the accounts receivable associated with our European operations and a portion of the accounts receivable associated with our China operations are insured against loss by third party credit insurers. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve and our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations. The movement of the accounts receivable allowances is as follows:

	For the years ended December 31,
	2015	2014	2013
Balance at beginning of the period	$7.7	$7.7	$8.1
Expenses for uncollectible accounts, sales returns and allowances, net of recoveries	40.3	43.4	42.7
Divestitures	(1.0)	—	—
Receivables written off against the valuation reserve	(39.3)	(43.4)	(43.1)
Balance at end of the period	7.7	7.7	7.7
Balance reclassified to assets of discontinued operations - current	—	(1.2)	(1.5)
Balance related to continuing operations	$7.7	$6.5	$6.2
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. We recorded charges associated with lower of cost or net realizable value adjustments of $0.6, $0.1 and $4.5 for the years ended December 31, 2015, 2014 and 2013, respectively. The cost of inventories acquired in business combinations are recorded at fair value in accordance with ASC 805. Our consigned inventory held at third party warehouses and customer locations was approximately $21.9 and $22.7 as of December 31, 2015 and 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of asset impairments. The cost of property, plant and equipment acquired in business combinations represents the fair value of the acquired assets at the time of acquisition.
The fair values of asset retirement obligations are capitalized to the related long-lived asset at the time the obligation is incurred and depreciated over the remaining useful life of the related asset. Major renewals and improvements that extend an asset’s useful life are capitalized to property, plant and equipment. Major repair and maintenance projects are expensed over periods not exceeding 18 months while normal maintenance and repairs are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Buildings and improvements	5 - 33 years
Production equipment and machinery	2 - 25 years
Office furniture, equipment and other	3 - 10 years
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	For the years ended December 31,
	2015	2014	2013
Capitalized interest	$8.0	$1.1	$7.7
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
Under ASC 350, “Intangibles - Goodwill and Other,” intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate. Based on the annual test performed as of October 1, 2015, no impairments relating to our indefinite lived intangible assets were necessary.
Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the terms of the related debt agreements as interest expense using the effective interest method.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Research and Development
Our Research and Development organization includes three locations in Europe, one location in the United States and one location in China, along with support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $11.2, $12.9 and $12.4 for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
We recognize compensation expense for stock options, restricted stock units and restricted shares under the provisions of ASC 718, “Compensation—Stock Compensation,” using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of each new stock option is estimated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. The fair value of restricted stock units and restricted shares are based on the estimated fair value of our common stock on the date of grant. The fair value of our common stock is estimated based upon a present value technique using discounted cash flows, forecasted over a six-year period with residual growth rates thereafter, and a market comparable approach. From these two approaches, the discounted cash flow analysis is weighted at 50% and the comparable public company analysis is weighted at 50%.
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
The discounted cash flow analysis is based on production volume projections developed by internal forecasts, as well as commercial, wage and benefit and inflation assumptions. The discounted cash flow analysis includes the sum of (i) the present value of the projected unlevered cash flows for a six-year period (the “Projection Period”); and (ii) the present value of a terminal value, which represents the estimate of value attributable to periods beyond the Projection Period. For 2015, all cash flows were discounted using weighted-average cost of capital (“WACC”) percentages ranging from 10.8% to 11.5%. To calculate the terminal value, a perpetuity growth rate approach is used. For 2015, a growth rate of three percent was used and was determined based on research of long-term aluminum demand growth rates. Other significant assumptions include future capital expenditures and changes in working capital requirements.
The comparable public company analysis identifies a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected revenues,and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies is used to estimate a range of 6.5x to 11.5x and 0.40x to 0.60x, which is applied to our historical and projected EBITDA and revenues, respectively, to determine a range of fair values.
Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 was $4.8, $13.8 and $14.3, respectively.
Derivatives and Hedging
We are engaged in activities that expose us to various market risks, including changes in the prices of primary aluminum, aluminum alloys, scrap aluminum, copper, zinc, natural gas and diesel, as well as changes in currency and interest rates. Certain of these financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue derivative financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. Our metal pricing strategy is designed to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum prices.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. Fair values for our metal and energy derivative instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. Our currency derivative instruments are valued using observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. In accordance with the requirements of ASC 820, we have included an estimate of the risk associated with non-performance by either ourselves or our counterparties in developing these fair values. See Note 12, “Derivative and Other Financial Instruments,” for additional information.
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
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2015, substantially all of our derivative financial instruments were maintained with eleven counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.
Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. Individually significant transactions are translated at the applicable currency exchange rate on the date of the transaction. We translate all of the other amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. Except for intercompany debt determined to be of a long-term investment nature, current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other (income) expense, net” or “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional (gains) losses of $(7.7), $(17.5) and $6.2 for the years ended December 31, 2015, 2014 and 2013, respectively, of which (gains) losses of $(0.2), $0.2 and $1.1 have been included within “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations.
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
Tax benefits from uncertain tax positions are recognized in the financial statements when it is more likely than not that the position is sustainable, based solely on its technical merits and considerations of the relevant taxing authority, widely understood practices and precedents. We recognize interest and penalties related to uncertain tax positions within “Benefit from income taxes” in the Consolidated Statements of Operations.
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
Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirements related to the future removal of asbestos and underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of ASC 410-20, “Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.
Retirement, Early Retirement and Postemployment Benefits
Our defined benefit pension and other postretirement benefit plans are accounted for in accordance with ASC 715, “Compensation—Retirement Benefits.”
Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of assumptions which include the expected return on plan assets (calculated using the fair value of plan assets), the rate at which plan liabilities may be effectively settled (discount rate), health care cost trend rates and rates of compensation increases. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10% of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). This guidances requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact the application of ASU No. 2016-02 will have on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

deferred taxes into current and noncurrent amounts. This guidance was early adopted in the fourth quarter of 2015 and applied retrospectively. As a result of the application of the guidance, all deferred tax assets and deferred tax liabilities are presented as noncurrent assets or liabilities on the Consolidated Balance Sheet. This change increased non-current deferred tax assets by $22.0 and decreased non-current assets of discontinued operations by $2.7 at December 31, 2014. Other than the current year Consolidated Balance Sheet presentation and the reclassification for prior periods, the adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This guidance simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The guidance is effective for fiscal years beginning after December 15, 2016. However, we early adopted in the fourth quarter of 2015. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements, other than the reclassification of deferred issuance costs in accordance with the new presentation requirements. At December 31, 2015, our deferred debt issuance costs subject to the change in presentation were $2.6, and are included in “Other long-term assets” on the Consolidated Balance Sheet.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. In March 2015, the FASB voted to defer the effective date by one year, but allow adoption as of the original adoption date. ASU No. 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are evaluating the impact this guidance will have on the Company’s consolidated financial statements and determining which transition method we will use.
3. RESTRUCTURING CHARGES
2015 Initiatives
During the year ended December 31, 2015, we recorded restructuring charges of $10.5, including $0.1 that have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $3.4 related to severance and other termination benefits associated with personnel reductions. The personnel reductions included charges of $1.1 related to the Europe segment, $0.5 related to the North America segment, and $1.8 related to our corporate locations. Cash payments of approximately $2.5 were made during the year ended December 31, 2015, associated with these personnel reductions and no further charges are anticipated. The charges also include $6.6 of exit and environmental remediation costs of closed facilities, primarily within the North America segment.
2014 Initiatives
During the year ended December 31, 2014, we recorded restructuring charges of $8.6, including $5.8 that have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $6.1 related to severance and other termination benefits associated with personnel reductions. The personnel reductions included charges of $0.7 related to the North America segment, as well as $0.4 and $5.0 of charges associated with personnel reductions at our corporate locations and discontinued operations, respectively. Cash payments of approximately $1.9 and $2.7 were made during the years ended December 31, 2015 and 2014, respectively, associated with these personnel reductions and no further charges are anticipated. The charges also include $1.9 of exit and environmental remediation costs of closed facilities, including $1.1 related to discontinued operations.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

2013 Initiatives
During the year ended December 31, 2013, we recorded restructuring charges of $10.7, including $5.7 that have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $8.6 related to severance and other termination benefits associated with personnel reductions. The personnel reductions impacted certain selling, general and administrative positions across the Company in an effort to reduce our global cost structure and improve operating results. These personnel reductions included charges of $4.5 related to the Europe segment, as well as $1.5 and $2.5 of charges at our corporate locations and discontinued operations, respectively. Cash payments of approximately $1.2, $2.7 and $4.0 were made during the years ended December 31, 2015, 2014 and 2013 respectively, associated with these personnel reductions and no further charges are anticipated.
4. INVENTORIES
The components of our “Inventories” as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Raw materials	$146.4	$217.3
Work in process	176.8	228.2
Finished goods	131.4	155.9
Supplies	25.7	26.5
Total inventories of continuing operations	480.3	627.9
Total inventories included within assets of discontinued operations - current	—	225.2
Total inventories	$480.3	$853.1
5. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2015	2014
Land	$83.4	$85.2
Buildings and improvements	205.0	204.4
Production equipment and machinery	832.6	841.1
Office furniture and computer software and equipment	87.6	83.6
Construction work-in-progress	347.5	71.5
Property, plant and equipment	1,556.1	1,285.8
Accumulated depreciation	(417.4)	(342.9)
Property, plant and equipment, net of continuing operations	1,138.7	942.9
Property, plant and equipment, net included within assets of discontinued operations - long-term	—	251.6
Total property, plant and equipment, net	$1,138.7	$1,194.5
Capital lease assets totaled $7.1 and $12.2 at December 31, 2015 and 2014, respectively. Accumulated amortization of capital lease assets totaled $3.0 and $4.9 at December 31, 2015 and 2014, respectively. Capital expenditures included in accounts payable totaled $31.4 and $27.6 at December 31, 2015 and 2014, respectively. Capital expenditures included in accrued liabilities totaled 78.9 and 30.8 at December 31, 2015 and 2014, respectively.
Our depreciation expense, including amortization of capital lease assets, and repair and maintenance expense, was as follows:

	For the years ended December 31,
	2015	2014	2013
Depreciation expense included within selling, general and administrative (“SG&A”) expenses	$17.7	$18.2	$18.9
Depreciation expense included within cost of sales	102.2	102.6	77.8
Depreciation expense included within income from discontinued operations, net of tax	—	34.4	30.7
Repair and maintenance expense included within income from continuing operations	89.4	85.5	71.5
Repair and maintenance expense included within income from discontinued operations, net of tax	8.1	53.9	48.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

6. INTANGIBLE ASSETS
The following table details our intangible assets as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade names	$15.9	$—	$15.9	Indefinite	$16.8	$—	$16.8
Technology	5.9	(1.3)	4.6	25 years	5.9	(1.1)	4.8
Customer relationships	28.3	(9.9)	18.4	15 years	31.0	(8.6)	22.4
Total	$50.1	$(11.2)	$38.9	17 years	$53.7	$(9.7)	$44.0
The following table presents amortization expense, which has been classified within “Selling, general and administrative expenses” in the Consolidated Statements of Operations:

	For the years ended December 31,
	2015	2014	2013
Amortization expense	$3.9	$2.4	$2.1
The following table presents estimated amortization expense for the next five years:

2016	$2.1
2017	2.1
2018	2.1
2019	2.1
2020	2.1
Total	$10.5
7. ACCRUED AND OTHER LONG-TERM LIABILITIES
Accrued liabilities at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accrued capital expenditures	$78.9	$30.8
Employee-related costs	56.5	60.0
Accrued interest	19.9	22.1
Accrued taxes	21.8	10.7
Derivative financial instruments	17.5	3.9
Accrued professional fees	5.7	16.8
Other liabilities	33.5	39.0
Total accrued liabilities	$233.8	$183.3
Other long-term liabilities at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accrued environmental and ARO liabilities	$26.9	$25.5
Deferred revenue	20.0	—
Employee-related costs	11.5	13.7
Other long-term liabilities	9.2	10.0
Total other long-term liabilities	$67.6	$49.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

8. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations consist of legal obligations associated with costs to remove asbestos and underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities.
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the years ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$13.0	$12.4	$14.6
Revisions and liabilities incurred	0.1	1.0	0.2
Accretion expense	0.1	0.3	0.5
Payments	(0.6)	(0.6)	(2.9)
Divestitures	(7.9)	—	—
Translation and other charges	(0.1)	(0.1)	—
Balance at the end of the period	4.6	13.0	12.4
Asset retirement obligations included within liabilities of discontinued operations	—	(8.4)	(8.3)
Balance related to continuing operations	$4.6	$4.6	$4.1
9. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2015	2014
ABL facilities	$—	$224.0
7 5/8% Senior Notes due 2018, net of discount of $2.6 and $4.5 at December 31, 2015 and December 31, 2014, respectively	432.3	495.5
7 7/8% Senior Notes due 2020, net of discount of $4.7 and $6.4 at December 31, 2015 and December 31, 2014, respectively	435.4	493.6
Exchangeable notes, net of discount of $0.5 and $0.6 at December 31, 2015 and December 31, 2014, respectively	44.3	44.2
Zhenjiang term loans, net of discount of $0.7 and $0.9 at December 31, 2015 and December 31, 2014, respectively	178.3	191.5
Zhenjiang revolver, net of discount of $0.2 at December 31, 2015 and December 31, 2014	25.5	24.2
Other	5.1	5.2
Total debt	1,120.9	1,478.2
Less: Current portion of long-term debt	8.7	3.3
Total long-term debt	$1,112.2	$1,474.9
Maturities of Debt
Scheduled maturities of our debt and capital leases subsequent to December 31, 2015 are as follows:

	Debt	Capital leases
2016	$6.6	$2.0
2017	39.1	1.3
2018	463.4	1.0
2019	36.9	0.6
2020	521.7	0.2
After 2020	56.7	—
Total	$1,124.4	$5.1
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement providing for a $600.0 revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 by Aleris International and its U.S. subsidiaries and up to a combined $300.0 by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The 2015 ABL Facility contains, in the aggregate, a $45.0 sublimit for swingline loans and also provides for the issuance of up to $125.0 of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by up to an additional $300.0, subject to certain conditions. As of December 31, 2015, we estimate that the borrowing base would have supported borrowings of $393.1. After giving effect to outstanding letters of credit of $19.9, Aleris International had $373.2 available for borrowing under the 2015 ABL Facility as of December 31, 2015.
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
There is no scheduled amortization under the 2015 ABL Facility. The principal amount outstanding will be due and payable in full on June 15, 2020. However, an early maturity provision would be triggered 60 days prior to the stated maturity of each of Aleris International’s 7 5/8% Senior Notes (as defined below) and 7 7/8% Senior Notes (as defined below) unless less than $10.0 of the applicable Senior Notes remain outstanding and more than $100.0 is available under the 2015 ABL Facility.
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
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

events of default. Aleris International was in compliance with all of the covenants set forth under the credit agreement as of December 31, 2015.
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
Former ABL Facility
In connection with the entry into the 2015 ABL Facility described above, on June 15, 2015, Aleris International terminated the Amended and Restated Credit Agreement, dated June 30, 2011, among Aleris International, each subsidiary of Aleris International a party thereto, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, and the other parties thereto.
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
The 7 5/8% Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by us and each direct and indirect restricted subsidiary that is a domestic subsidiary and that guarantees Aleris International’s obligations under the 2015 ABL Facility, as primary obligor and not merely as surety. The 7 5/8% Senior Notes and the guarantees thereof are our unsecured senior obligations and rank (i) equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 7 5/8% Senior Notes; (ii) effectively subordinated in right of payment to all of Aleris International’s existing and future secured debt (including any borrowings under the 2015 ABL Facility), to the extent of the value of the assets securing such debt; (iii) structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the 7 5/8% Senior Notes; and (iv) senior in right of payment to our existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 7 5/8% Senior Notes, including Aleris International’s Exchangeable Notes (defined below).
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
Aleris International may redeem the 7 5/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 101.9% of the principal amount, declining to 100.0% of the principal amount on February 15, 2017, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 5/8% Indenture), if any, thereon to the applicable redemption date.
Upon the occurrence of a change in control (as defined in the 7 5/8% Indenture), each holder of the 7 5/8% Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and Additional Interest, if any, to the date of purchase.
If Aleris International or its restricted subsidiaries engage in an asset sale (as defined in the 7 5/8% Indenture), it generally must either invest the net cash proceeds from such sales in our business within a specified period of time, permanently reduce senior debt, permanently reduce senior subordinated debt, permanently reduce debt of a restricted subsidiary that is not a subsidiary guarantor or make an offer to purchase a principal amount of the notes equal to the net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest (see “Asset Sale Offer” below).
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
The 7 5/8% Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 7 5/8% Senior Notes to be due and payable immediately. Aleris International was in compliance with all covenants set forth in the 7 5/8% Indenture as of December 31, 2015.
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
The 7 7/8% Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by us and each direct and indirect restricted subsidiary that is a domestic subsidiary and that guarantees Aleris International’s obligations under the 2015 ABL Facility and the 7 5/8% Senior Notes, as primary obligor and not merely as surety. The 7 7/8% Senior Notes and the guarantees thereof are our unsecured senior obligations and rank (i) equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 7 7/8% Senior Notes (including the existing 7 5/8% Senior Notes); (ii) be effectively subordinated in right of payment to all of Aleris International’s existing and future secured debt (including any borrowings under the 2015 ABL Facility), to the extent of the value of the assets securing such debt; (iii) be structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the 7 7/8% Senior Notes; and (iv) rank senior in right of payment to our existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 7 7/8% Senior Notes, including Aleris International’s Exchangeable Notes.
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
From and after November 1, 2015, Aleris International may redeem the 7 7/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to 103.9% of principal amount, declining annually to 100.0% of the principal amount on November 1, 2018, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 7/8% Indenture), if any, thereon to the applicable redemption date.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

If Aleris International or the restricted subsidiaries engage in an asset sale (as defined in the 7 7/8% Indenture), it generally must either invest the net cash proceeds from such sales in the business within a specified period of time, permanently reduce senior debt, permanently reduce senior subordinated debt, permanently reduce debt of a restricted subsidiary that is not a subsidiary guarantor or make an offer to purchase a principal amount of the notes equal to the net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest (see “Asset Sale Offer” below).
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
Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2015.
Aleris International used a portion of the net proceeds from the sale of the 7 7/8% Senior Notes to pay us cash dividends of approximately $313.0, which we then paid as dividends, pro rata, to our stockholders in 2013.
Asset Sale Offer
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
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the 2015 ABL Facility; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

China Loan Facility
Aleris Aluminum Zhenjiang Co., Ltd. (“Aleris Zhenjiang”) entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 U.S. dollar term loan facility, an RMB 963.6 (or equivalent to approximately $148.4) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 (or equivalent to approximately $63.1) revolving facility, as amended, that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which may limit our ability to borrow funds on the Zhenjiang Revolver in the future. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. The full amount of the Zhenjiang Term Loans has been drawn. As of December 31, 2015 and 2014, $25.6 and $24.2, respectively, were outstanding under the Zhenjiang Revolver. The final maturity date for all borrowings under the China Loan Facility is May 18, 2021. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually beginning in 2016 initially at RMB 29.9 million increasing to RMB 209.5 million in 2021. Aleris Zhenjiang made the first semi-annual payment of RMB 29.9 million in December 2015. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indentures governing the Senior Notes.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2015. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
10. EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plans
The Company’s defined contribution plans cover substantially all U.S. employees not covered under collective bargaining agreements and certain employees covered by collective bargaining agreements. The plans provide both profit sharing and employer matching contributions as well as an age and salary based contribution.
Our match of employees’ contributions under our defined contribution plans and supplemental employer contributions for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the years ended December 31,
	2015	2014	2013
Company match of employee contributions	$5.0	$5.3	$4.3
Supplemental employer contributions	1.5	1.4	1.4
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
The components of the net periodic benefit expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2015	2014	2013
Service cost	$3.8	$3.1	$3.7
Interest cost	7.1	7.3	6.6
Amortization of net loss	1.9	—	1.5
Amortization of prior service cost	0.2	—	0.1
Expected return on plan assets	(10.8)	(10.5)	(9.5)
Settlement loss	—	—	0.2
Net periodic benefit cost included in continuing operations	$2.2	$(0.1)	$2.6

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2015	2014	2013
Service cost	$2.9	$3.8	$5.0
Interest cost	2.8	7.5	7.3
Amortization of net loss	3.0	1.3	1.7
Expected return on plan assets	—	(0.2)	(0.2)
Net periodic benefit cost	8.7	12.4	13.8
Net periodic benefit cost reclassified to income from discontinued operations	(1.2)	(5.9)	(6.5)
Net periodic benefit cost included in continuing operations	$7.5	$6.5	$7.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The changes in projected benefit obligations and plan assets during the years ended December 31, 2015 and 2014 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2015	2014	2015	2014
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$192.5	$163.7	$249.5	$205.8
Service cost	3.8	3.1	2.9	3.8
Interest cost	7.1	7.3	2.8	7.5
Actuarial (gain) loss	(10.5)	28.2	(11.0)	69.8
Expenses paid	(1.6)	(1.2)	—	—
Benefits paid	(10.0)	(10.1)	(3.4)	(6.8)
Divestitures	—	—	(118.7)	—
Translation and other	—	1.5	(19.3)	(30.6)
Projected benefit obligation at end of period	$181.3	$192.5	$102.8	$249.5

Change in plan assets
Fair value of plan assets at beginning of period	$135.2	$130.0	$5.2	$5.2
Employer contributions	7.1	9.9	3.4	7.6
Actual return on plan assets	—	6.6	—	(0.1)
Expenses paid	(1.6)	(1.2)	—	—
Benefits paid	(10.0)	(10.1)	(3.4)	(6.8)
Divestitures	—	—	(4.0)	—
Translation and other	—	—	(0.3)	(0.7)
Fair value of plan assets at end of period	$130.7	$135.2	$0.9	$5.2

Net amount recognized	$(50.6)	$(57.3)	$(101.9)	$(244.3)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2015 and 2014:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Accrued liabilities	$—	$—	$(3.3)	$(3.5)
Accrued pension benefits	(50.6)	(57.3)	(98.6)	(121.4)
Liabilities of discontinued operations - current	—	—	—	(1.9)
Liabilities of discontinued operations - non-current	—	—	—	(117.5)
Net amount recognized	$(50.6)	$(57.3)	$(101.9)	$(244.3)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial loss	$36.8	$38.6	$30.5	$95.9
Net prior service cost	2.0	2.2	—	—
	$38.8	$40.8	$30.5	$95.9

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(1.9)		$(1.6)
Amortization of net prior service cost	(0.2)		—
	$(2.1)		$(1.6)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$181.3	$192.5	$100.7	$239.4
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	181.3	192.5	102.9	249.5
Aggregate fair value of plan assets	130.7	135.2	1.0	5.2
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	181.3	192.5	100.4	239.3
Aggregate fair value of plan assets	130.7	135.2	0.7	5.2
Projected employer contributions for 2016	7.0		3.3
Plan Assumptions. We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Through the year ended December 31, 2015, we have used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. During the fourth quarter of 2015, we updated the method previously used for substantially all of our pension plans. Beginning with our 2016 fiscal year, we have elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method will provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in estimate will result in a decrease in the service and interest components for benefit cost starting in 2016. The spot rates used to determine service and interest costs ranged from 3.1% to 4.6% for the U.S. pension plans and 1.9% and 2.9% for the non-U.S. pension plans. Based on current economic conditions, the Company estimates that the service cost and interest cost in 2016 will be reduced by approximately $1.5 and $0.6 for the U.S. and non-U.S. pension plans, respectively. The Company has accounted for this change in estimate on a prospective basis.
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
The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2015	2014	2013
Discount rate	4.2%	3.8%	4.6%

	Non-U.S. Pension Benefits
	As of December 31,
	2015	2014	2013
Discount rate	2.6%	2.2%	3.9%
Rate of compensation increases, if applicable	3.0	3.0	3.0
The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2015	2014	2013
Discount rate	3.8%	4.6%	3.6%
Expected return on plan assets	8.0	8.0	8.3

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2015	2014	2013
Discount rate	2.2%	3.9%	3.7%
Expected return on plan assets	2.9	3.1	3.5
Rate of compensation increase	3.0	3.0	3.0
Plan Assets. The weighted average plan asset allocations at December 31, 2015 and 2014 and the target allocations are as follows:

	Percentage of Plan Assets
	2015	2014	Target Allocation
Cash	1%	1%	—%
Equity	62	62	63
Fixed income	23	22	25
Real estate	13	11	12
Other	1	4	—
Total	100%	100%	100%
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The fair values of the Company’s pension plan assets at December 31, 2015 by asset class are as follows:

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.3	$1.3	$—	$—
Registered Investment Companies:
Large U.S. Equity	17.3	17.3	—	—
Small / Mid U.S. Equity	7.1	7.1	—	—
International Equity	12.0	12.0	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	19.9	—	19.9	—
Core Real Estate	17.9	—	17.9	—
International Large Cap Equity	13.1	—	13.1	—
Core Fixed Income	30.1	—	30.1	—
Small Cap Value Equity	11.9	—	11.9	—
Other	1.2	—	1.2	—
Total	$131.8	$37.7	$94.1	$—
The fair values of the Company’s pension plan assets at December 31, 2014 by asset class are as follows:

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$2.4	$2.4	$—	$—
Registered Investment Companies:
Large U.S. Equity	18.7	18.7	—	—
Small / Mid U.S. Equity	13.4	13.4	—	—
International Equity	12.9	12.9	—	—
Commingled and Limited Partnership Funds:
Hedged Equity	19.9	—	19.9	—
Core Real Estate	15.3	—	15.3	—
International Large Cap Equity	14.4	—	14.4	—
Core Fixed Income	30.4	—	30.4	—
Small Cap Value Equity	7.8	—	7.8	—
Other	5.2	—	5.2	—
Total	$140.4	$47.4	$93.0	$—
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2015 and 2014.

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
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits
2016	$10.6	$3.3
2017	11.1	3.4
2018	11.0	4.2
2019	11.4	3.9
2020	11.6	3.5
2021 - 2025	57.2	19.4
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and North America segment employees. We accrue the cost of postretirement benefits within the covered employees’ active service periods.
The financial status of the plans at December 31, 2015 and 2014 is as follows:

	For the years ended December 31,
	2015	2014
Change in benefit obligations
Benefit obligation at beginning of period	$50.4	$45.0
Service cost	0.2	0.1
Interest cost	1.7	1.8
Benefits paid	(5.5)	(4.8)
Employee contributions	0.8	0.8
Medicare subsidies received	0.2	0.3
Actuarial (gain) loss	(5.0)	7.0
Other	(0.3)	0.2
Benefit obligation at end of period	$42.5	$50.4

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	4.5	3.7
Employee contributions	0.8	0.8
Medicare subsidies received	0.2	0.3
Benefits paid	(5.5)	(4.8)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(42.5)	$(50.4)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued liabilities	$(3.7)	$(4.0)
Accrued postretirement benefits	(38.8)	(46.4)
Net amount recognized	$(42.5)	$(50.4)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial loss	$0.5	$6.0
Net prior service cost	—	0.2
	$0.5	$6.2

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial gain	$(0.1)
The components of net postretirement benefit expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the years ended December 31,
	2015	2014	2013
Service cost	$0.2	$0.1	$0.2
Interest cost	1.7	1.8	1.8
Amortization of net loss (gain)	0.5	(0.4)	0.4
Net postretirement benefit expense	$2.4	$1.5	$2.4
Plan Assumptions. We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and are then matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Similar to the changes in the discount rate approach discussed for the pension plans above, beginning with our 2016 fiscal year we elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The spot rates used to determine service and interest costs ranged from 2.9% to 4.3% for the postretirement benefit plans. Based on current economic conditions, the Company estimates that the service cost and interest cost in 2016 will be reduced by approximately $0.4. The Company has accounted for this change in estimate on a prospective basis.
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	For the years ended December 31,
	2015	2014	2013
Discount rate used to determine expense	3.6%	4.2%	3.2%
Discount rate used to determine end of period benefit obligations	4.0%	3.6%	4.2%
Health care cost trend rate assumed for next year	7.0%	7.2%	7.2%
Ultimate trend rate	4.5%	4.5%	4.5%
Year rate reaches ultimate trend rate	2027	2027	2027
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	2.1	(1.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2016	$4.0	$3.7
2017	3.9	3.6
2018	3.8	3.5
2019	3.6	3.3
2020	3.3	3.3
2021 - 2025	14.1	14.1
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2015 and 2014 totaled $7.7 and $11.9, respectively, of which $2.3, the estimated payments under these plans for the year ending December 31, 2016, was classified as a current liability at December 31, 2015.
11. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation (the “Board”) approved the Aleris Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of senior management of the Company and other non-employee directors. All stock options granted have a life not to exceed ten years and vest over a period not to exceed four years. New shares of common stock are issued upon stock option exercises from available shares of common stock. The restricted stock units and restricted shares also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of the ownership that results from the event. We recorded stock compensation expense of $4.8, $13.8 and $14.3 during the years ended December 31, 2015, 2014 and 2013, respectively.
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
A summary of stock option activity for the year ended December 31, 2015 is as follows:

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2015	4,075,285	$24.84		$10.40
Granted	304,000	23.70		10.54
Exercised	(635,089)	16.78		8.61
Forfeited	(1,363,580)	30.05		11.41
Outstanding at December 31, 2015	2,380,616	$23.87	5.9	$10.31
Options vested and expected to vest at December 31, 2015	2,328,131	$23.81	5.8	$10.24
Options exercisable at December 31, 2015	1,773,862	$23.27	4.9	$9.56
The range of exercise prices of options outstanding at December 31, 2015 was $16.78 - $47.58.
Because the Company does not have historical stock option exercise experience, excluding former option holders that have terminated employment, which would provide a reasonable basis upon which to estimate the expected life of the stock options granted during the years ended December 31, 2015, 2014 and 2013, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC SAB No. 107, and the continued acceptance of the simplified method indicated in SEC SAB No. 110.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

At December 31, 2015, there was $7.7 of unrecognized compensation expense related to the stock options and restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.4 years.
The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 and other information:

	For the years ended December 31,
	2015	2014	2013
Weighted average expected option life in years	6.0	6.0	3.6
Weighted average grant date fair value	$10.54	$14.29	$10.68
Risk-free interest rate	1.5% - 1.6%	2.0%	1.1% - 1.6%
Equity volatility factor	45% - 50%	55%	41%
Dividend yield	—%	—%	—%
Intrinsic value of options exercised	$4.4	$0.1	$5.0
A summary of restricted stock units activity for the year ended December 31, 2015 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units	Shares	fair value
Outstanding at January 1, 2015	418,915	$29.09
Granted	99,476	23.70
Vested	(107,903)	28.53
Forfeited	(160,346)	30.99
Outstanding at December 31, 2015	250,142	$25.97
The fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $3.1, $2.9 and $2.8, respectively. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $23.70, $27.17 and $34.65, respectively.
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2015, $5.2 of cash collateral was posted and at December 31, 2014, no cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2015 and 2014, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	Fair Value of Derivatives as of December 31,
	2015		2014
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$5.4	$(28.4)	$28.6	$(21.4)
Energy	0.1	(0.3)	—	(3.4)
Currency	—	(0.8)	—	—
Total	5.5	(29.5)	28.6	(24.8)
Effect of counterparty netting	(5.4)	5.4	(19.6)	19.6
Effect of cash collateral	—	5.2	—	—
Net derivatives as classified in the balance sheet	$0.1	$(18.9)	$9.0	$(5.2)
The fair value of our derivative financial instruments at December 31, 2015 and 2014 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2015	2014
Metal	Prepaid expenses and other current assets	$—	$8.7
	Other long-term assets	0.1	0.3
Total		$0.1	$9.0

		December 31,
Liability Derivatives	Balance Sheet Location	2015	2014
Metal	Accrued liabilities	$16.6	$0.5
	Other long-term liabilities	1.3	1.3
Energy	Accrued liabilities	0.2	3.4
Currency	Accrued liabilities	0.7	—
	Other long-term liabilities	0.1	—
Total		$18.9	$5.2
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Operations. Realized losses (gains) on derivative financial instruments totaled the following during the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
Metal	$(26.0)	$17.6	$(26.3)
Energy	3.5	(1.1)	0.6
Currency	0.4	—	—
Total realized (gains) losses	(22.1)	16.5	(25.7)
Realized losses reclassified to income from discontinued operations	1.1	0.3	3.7
Realized (gains) losses of continuing operations	$(23.2)	$16.2	$(29.4)
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2015 and 2014, we had 0.2 metric tons and 0.2 metric tons of metal buy and sell derivative contracts, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2015 and 2014, we had 4.2 million and 3.5 million of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we have entered, and may enter, into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2015 and December 31, 2014, we had no diesel swap contracts.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the Euro as the sales contracts are generally in U.S. dollars while the costs of production are in Euros. In order to mitigate the risk that fluctuations in the Euro may have on our business, we have entered into forward currency contracts. As of December 31, 2015, we had Euro forward contracts covering a notional amount of €18.9. We had no Euro forward contracts at December 31, 2014.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2015 and 2014, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at December 31, 2015 and 2014 are as follows:

	December 31,
	2015			2014
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$62.2	$62.2	Level 1	28.6	28.6	Level 1
Receivables held in escrow	25.1	25.1	Level 2	—	—	n/a
ABL facilities	—	—	Level 2	224.0	224.0	Level 2
Exchangeable Notes	44.3	63.3	Level 3	44.2	63.3	Level 3
7 5/8% Senior Notes	432.3	362.1	Level 1	495.5	508.0	Level 1
7 7/8% Senior Notes	435.4	336.7	Level 1	493.6	497.5	Level 1
Zhenjiang Term Loans	178.3	179.0	Level 3	191.5	192.4	Level 3
Zhenjiang Revolver	25.5	25.6	Level 3	24.2	24.4	Level 3
The receivables held in escrow include shares of Real Industry Inc.’s Series B non-participating preferred stock. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the ABL facilities approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.6% as of December 31, 2015 and 1.7% as of December 31, 2014 and expected equity volatility of 45% as of December 31, 2015 and 55% as of December 31, 2014. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% Senior Notes and the 7 7/8% Senior Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
13. INCOME TAXES
The income (loss) before income taxes was as follows:

	For the years ended December 31,
	2015	2014	2013
U.S.	$(126.2)	$(133.3)	$(101.1)
International	31.2	57.6	23.9
Loss from continuing operations before income taxes	(95.0)	(75.7)	(77.2)
Income from discontinued operations before income taxes	203.3	36.2	38.5
Total income (loss) before income taxes	$108.3	$(39.5)	$(38.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The provision for (benefit from) income taxes, which reflects the application of the intraperiod tax allocation requirements of ASC 740-20, “Intraperiod Tax Allocation,” was as follows:

	For the years ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(0.3)	$(0.1)
State	0.1	—	(0.2)
International	21.5	8.4	11.1
	21.6	8.1	10.8
Deferred:
Federal	(39.3)	(32.0)	(8.6)
State	(2.4)	(3.0)	(1.5)
International	(2.6)	(102.6)	(14.9)
	(44.3)	(137.6)	(25.0)
Benefit from income taxes of continuing operations	(22.7)	(129.5)	(14.2)
Provision for income taxes of discontinued operations	82.2	2.0	11.6
Total provision for (benefit from) income taxes	$59.5	$(127.5)	$(2.6)
The income tax benefit of continuing operations, computed by applying the federal statutory tax rate to the loss from continuing operations before income taxes, differed from the benefit from income taxes of continuing operations as follows:

	For the years ended December 31,
	2015	2014	2013
Income tax benefit at the federal statutory rate	$(33.2)	$(26.5)	$(27.0)
Foreign income tax rate differential and permanent differences, net	39.2	(24.3)	(15.6)
State income taxes, net	(0.4)	(0.7)	(5.4)
Permanent differences, net	—	0.9	2.1
Tax on deemed dividend of foreign earnings, net of foreign tax credit	6.0	(1.3)	(3.8)
Change in uncertain tax position	0.1	0.1	0.8
Change in valuation allowance	(34.3)	(89.2)	33.9
Effect of intraperiod tax allocation	—	11.2	—
Other, net	(0.1)	0.3	0.8
Benefit from income taxes of continuing operations	$(22.7)	$(129.5)	$(14.2)
$36.1 of the unfavorable foreign income tax rate differential in 2015 resulted primarily from the elimination of deferred tax assets upon the merger of two non-U.S. entities, resulting in the elimination of net operating loss carryforwards for which a valuation allowance had previously been recorded. The favorable foreign income tax rate differential in 2014 and 2013 resulted primarily from notional interest deductions of certain foreign entities and the establishment, in 2014, of a deferred tax asset for the difference between outside book and tax basis on foreign subsidiaries held for sale.
A $(146.3) tax effect and corresponding valuation allowance related to a change in the tax net operating loss in a non-U.S. tax jurisdiction was excluded from “Foreign income tax rate differential and permanent differences, net” and “Change in valuation allowance” in the preceding reconciliation for the year ended December 31, 2014.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2015	2014
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$36.9	$38.6
Undistributed foreign earnings	6.0	—
Other	4.7	13.1
Total deferred tax liabilities	47.6	51.7
Deferred Tax Assets
Net operating loss carryforwards	196.6	280.3
Property, plant and equipment and intangible assets	56.9	61.9
Deferred revenue	7.8	—
Accrued pension benefits	35.8	45.2
Accrued liabilities	22.1	24.5
Other	57.0	70.4
	376.2	482.3
Valuation allowance	(218.5)	(262.3)
Total deferred tax assets	157.7	220.0
Net deferred tax assets of continuing operations	110.1	168.3
Net deferred tax assets included within assets and liabilities of discontinued operations	—	24.1
Net deferred tax assets	$110.1	$192.4
At December 31, 2015 and 2014, we had valuation allowances recorded against deferred tax assets of continuing operations of $218.5 and $262.3, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2015 and 2014 valuation allowances, $68.9 and $109.0 relate primarily to net operating losses and future tax deductions for pension benefits in non-U.S. tax jurisdictions, $135.0 and $137.6 relate primarily to the U.S. federal effects of net operating losses and amortization and $14.6 and $15.7 relate primarily to the state effects of net operating losses and amortization, respectively. The net decrease in the valuation allowance is primarily attributable to the merger of two non-U.S. entities, resulting in the elimination of net operating loss carryforwards for which a valuation allowance had previously been recorded. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in the valuation allowances:

	For the years ended December 31,
	2015	2014	2013
Balance at beginning of the period	$271.8	$533.9	$502.8
(Reversals) additions recorded in the (benefit from) provision for income taxes	(40.6)	(234.4)	33.0
Accumulated other comprehensive (loss) income	(2.9)	15.6	(15.3)
Currency translation	(9.8)	(43.3)	13.4
Balance at end of the period	218.5	271.8	533.9
Balance at end of the period included within discontinued operations	—	(9.5)	(18.7)
Balance related to continuing operations	$218.5	$262.3	$515.2
The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will recognize a tax benefit from $4.5 of stock-based compensation expense in additional paid-in capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized.
At December 31, 2015, we had approximately $448.2 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $278.8 can be carried forward indefinitely. The non-U.S. net operating loss carryforwards will begin to expire in 2016. In addition, we had $29.9 of unused capital loss carryforwards associated with non-U.S. tax jurisdictions, which can be carried forward indefinitely but can only offset against capital gains. At December 31, 2015, the U.S. federal net operating loss carryforward was $150.1. The tax benefits associated with state net operating loss carryforwards at December 31, 2015 were $7.0.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

At December 31, 2015 and 2014, we had $0.2 and $5.0, respectively, of net unused state tax credit carryforwards. A valuation allowance has been provided against all of the 2015 balance and most of the 2014 balance.
At December 31, 2015 we had $164.4 of undistributed earnings in our non-U.S. investments. The U.S. entities may temporarily borrow from the non-U.S. entities during 2016 which would result in a $17.3 deemed distribution, for which a corresponding $6.0 deferred tax liability was recorded in 2015. All undistributed earnings in excess of this temporary borrowing are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.
The following table summarizes the change in uncertain tax positions, all of which are recorded in continuing operations:

	For the years ended December 31,
	2015	2014	2013
Balance at beginning of the period	$2.7	$2.8	$18.5
Additions for tax positions of prior years	—	0.5	2.2
Reductions for tax positions of prior years	(0.3)	(0.5)	(0.2)
Settlements	—	(0.1)	(17.7)
Balance at end of period	$2.4	$2.7	$2.8
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within “Benefit from income taxes” in the Consolidated Statements of Operations. Interest of $0.4 and $0.3 was accrued on the uncertain tax positions as of December 31, 2015 and 2014, respectively. Total interest of $0.1, $0.2 and $0.3, was recognized as part of the benefit from income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. Accrued penalties are not significant.
The 2009 through 2014 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within nine months of the reporting date.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease various types of equipment and property, primarily office space at various locations and the equipment utilized in our operations. The future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year, which may also contain renewal options, as of December 31, 2015, are as follows:

	2016	2017	2018	2019	2020	Thereafter
Operating leases	$3.1	$2.0	$1.9	$1.6	$1.5	$5.4
Rental expense for the years ended December 31, 2015, 2014 and 2013 was $10.3, $15.1 and $14.9, respectively. Of these amounts, $0.9, $6.1 and $7.0 have been included within “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.
Purchase Obligations
Our non-cancellable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2015, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the amounts shown below. As of December 31, 2015, amounts due under long-term non-cancellable purchase obligations are as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	2016	2017	2018	2019	2020	Thereafter
Purchase obligations	$275.2	$163.1	$122.4	$12.9	$0.2	$—
Amounts purchased under long-term purchase obligations during the years ended December 31, 2015, 2014 and 2013 approximated previously projected amounts.
Employees
Approximately 64% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements.
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
The changes in our accruals for environmental liabilities are as follows:

	For the years ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$46.7	$35.3	$34.2
Revisions and liabilities incurred	4.0	2.2	1.1
Liabilities acquired	—	12.0	—
Payments	(2.3)	(1.9)	(1.7)
Divestitures	(21.7)	—	—
Translation and other charges	(0.5)	(0.9)	1.7
Balance at the end of the period	26.2	46.7	35.3
Balance reclassified to liabilities of discontinued operations	—	(22.3)	(21.3)
Balance related to continuing operations	$26.2	$24.4	$14.0
Our reserves for environmental remediation liabilities related to continuing operations have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet, of which $12.8 and $15.0, respectively, are subject to indemnification by third parties at December 31, 2015 and December 31, 2014. These amounts are in addition to our asset retirement obligations discussed in Note 8, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
15. SEGMENT AND GEOGRAPHIC INFORMATION
Our operating structure provides the appropriate focus on our global rolled products markets, including aerospace, automotive, building and construction, and commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. We report three operating segments, each of which is considered a reportable segment. The reportable segments are based on the organizational structure that is used by our chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. Our operating segments are North America, Europe and Asia Pacific.
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances, cars and recreational vehicles. In connection with the auto body sheet (“ABS”) project at our Lewisport facility, the North America segment has been incurring labor, consulting and other expenses associated with start-up activities, including the design and development of new products and processes. These start-up costs are not included in management’s definition of segment income, as defined below.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany, that produce aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat-treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
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
The Zhenjiang rolling mill commenced operations in the first quarter of 2013 and achieved Nadcap certification, an industry standard for the production of aerospace aluminum, in 2014. Since then, the Zhenjiang rolling mill has received qualifications from several industry-leading aircraft manufacturers, including Airbus, Boeing, Bombardier and COMAC. The mill continued to incur start-up costs through December 31, 2014 as we increased volume to full production and obtained qualifications from our aerospace customers. These start-up costs represent operating losses incurred while the mill was ramping up production, as well as expenses associated with obtaining certifications. For the years ended December 31, 2014 and 2013, substantially all of Aleris Zhenjiang’s operating losses were categorized as start-up costs.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Reportable Segment Information
The following table shows our revenues, segment income (loss) and other financial information for each of our reportable segments:

	North		Asia	Intra-entity
	America	Europe	Pacific	Revenues	Total
Year Ended December 31, 2015
Revenues to external customers	$1,531.8	$1,296.0	$90.0		$2,917.8
Intra-entity revenues	1.0	39.3	6.4	$(46.7)	—
Total revenues	1,532.8	1,335.3	96.4	(46.7)	2,917.8
Segment income	107.9	131.8	—		239.7
Segment assets	882.4	632.8	395.9		1,911.1
Payments for property, plant and equipment	246.3	34.4	12.4		293.1
Year Ended December 31, 2014
Revenues to external customers	$1,558.0	$1,279.6	$44.8		$2,882.4
Intra-entity revenues	3.8	122.8	7.9	$(134.5)	—
Total revenues	1,561.8	1,402.4	52.7	(134.5)	2,882.4
Segment income (loss)	94.6	147.6	—		242.2
Segment assets	790.9	701.9	433.3		1,926.1
Payments for property, plant and equipment	62.4	34.9	17.8		115.1
Year Ended December 31, 2013
Revenues to external customers	$1,192.6	$1,317.7	$10.5		$2,520.8
Intra-entity revenues	2.2	125.5	10.2	$(137.9)	—
Total revenues	1,194.8	1,443.2	20.7	(137.9)	2,520.8
Segment income	81.8	132.1	(0.2)		213.7
Payments for property, plant and equipment	44.1	41.0	92.5		177.6
Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	For the years ended December 31,
	2015	2014	2013
Profits
Total segment income	$239.7	$242.2	$213.7
Unallocated amounts:
Depreciation and amortization	(123.8)	(123.2)	(98.8)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(48.4)	(77.8)	(50.4)
Restructuring charges	(10.3)	(2.8)	(5.0)
Interest expense, net	(94.1)	(107.4)	(97.4)
Unallocated gains on derivative financial instruments	(30.2)	5.4	2.1
Unallocated currency exchange gains (losses)	1.2	12.6	(3.8)
Start-up costs	(21.1)	(24.5)	(35.6)
Other expense, net	(8.0)	(0.2)	(2.0)
Income from continuing operations before income taxes	$(95.0)	$(75.7)	$(77.2)

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$293.1	$115.1	$177.6
Other payments for property, plant and equipment	20.5	49.7	60.7
Total consolidated payments for property, plant and equipment	$313.6	$164.8	$238.3

Assets
Total assets for reportable segments	$1,911.1	$1,926.1
Assets of discontinued operations	—	652.6
Unallocated assets	252.0	274.3
Total consolidated assets	$2,163.1	$2,853.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Geographic Information of Continuing Operations
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived tangible assets (net of accumulated depreciation and amortization):

	For the years ended December 31,
	2015	2014	2013
Revenues
United States	$1,499.2	$1,489.6	$1,239.4
International:
Asia	204.0	200.8	132.1
Germany	479.4	445.0	474.1
Other Europe	546.1	536.9	553.6
Mexico, Canada and South America	168.4	192.2	116.6
Other	20.7	17.9	5.0
Total international revenues	1,418.6	1,392.8	1,281.4
Consolidated revenues	$2,917.8	$2,882.4	$2,520.8

	December 31,
	2015	2014
Long-lived tangible assets
United States	$586.5	$355.5
International:
Asia	307.7	337.7
Europe	244.5	249.7
Total international	552.2	587.4
Consolidated total	$1,138.7	$942.9

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, which are items that change equity during the reporting period, but are not included in earnings:

		Currency	Pension and other
	Total	translation	postretirement
Balance at January 1, 2013	$(62.4)	$12.6	$(75.0)
Current year currency translation adjustments	31.5	33.2	(1.7)
Recognition of net actuarial losses	41.9	—	41.9
Amortization of net actuarial losses and prior service cost, including recognition of settlement loss	4.0	—	4.0
Deferred tax expense on pension and other postretirement liability adjustments	(1.2)	—	(1.2)
Balance at December 31, 2013	13.8	45.8	(32.0)
Current year currency translation adjustments	(82.5)	(93.0)	10.5
Recognition of net actuarial gains	(109.0)	—	(109.0)
Amortization of net actuarial losses and prior service cost	(0.9)	—	(0.9)
Deferred tax benefit on pension and other postretirement liability adjustments	17.7	—	17.7
Balance at December 31, 2014	(160.9)	(47.2)	(113.7)
Current year currency translation adjustments	(80.3)	(87.9)	7.6
Reclassification into earnings due to the sale of businesses	45.2	16.4	28.8
Recognition of net actuarial gains	15.9	—	15.9
Amortization of net actuarial losses and prior service cost	5.7	—	5.7
Deferred tax expense on pension and other postretirement liability adjustments	(8.3)	—	(8.3)
Balance at December 31, 2015	$(182.7)	$(118.7)	$(64.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

A summary of reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2015 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Reclassification into earnings due to the sale of businesses	$(45.2)	(a)
Amortization of net actuarial losses and prior service cost, before tax	(5.7)	(b)
Deferred tax benefit on pension and other postretirement liability adjustments	0.9
Losses reclassified into earnings, net of tax	$(50.0)

(a)	This reclassification out of accumulated other comprehensive loss is included in “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations.

(b)
This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).

17. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses included substantially all of the operations and assets previously reported in the Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. Upon closing, we received $496.2 of cash and an additional $5.0 of cash and 25,000 shares of Real Industry, Inc.’s Series B non-participating preferred stock that have been placed in escrow to secure our indemnification obligations under the agreement. We received an additional $60.3 of cash from an adjustment to the sale price as a result of the final working capital adjustment. Transaction costs associated with the sale were $16.4. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business included substantially all of the operations and assets previously reported in the Extrusions segment. Upon closing, we received approximately €29.6 (or equivalent to approximately $33.5) of cash, and in August 2015, we received €4.4 (or equivalent to approximately $4.9) for the final working capital adjustment. Transaction costs associated with the sale were $5.1. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the transaction.
The operations of the recycling and specification alloys and extrusions businesses have been reported as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 and the assets and liabilities are reported in current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2014. The results of the prior periods have been restated to reflect this presentation.
The shares of preferred stock held in escrow as consideration for the sale of the recycling and specification alloys businesses were recorded on the transaction date at their estimated fair value of $19.3. The fair value of these shares, included in “Other long-term assets” on the Consolidated Balance Sheet, represents a level 2 fair value measurement, and was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

The following table reconciles the major classes of assets and liabilities of discontinued operations of the recycling and specification alloys and extrusions businesses to the assets held for sale that are presented separately in the Consolidated Balance Sheet:

December 31,
2014
Cash and cash equivalents	$7.4
Accounts receivable, net	143.7
Inventories	225.2
Other assets	9.2
Total Current Assets	$385.5

Property, plant and equipment, net	$251.6
Other long-term assets	26.7
Loss recognized on classification as held for sale	(11.2)
Total Long-Term Assets	$267.1

Accounts payable	$139.6
Accrued and other liabilities	43.5
Current portion of long-term debt	10.1
Total Current Liabilities	$193.2

Accrued pension benefits	117.5
Other long-term liabilities	38.9
Total Long-Term Liabilities	$156.4
The following table reconciles the major line items constituting “Income from discontinued operations, net of tax” presented in the Consolidated Statements of Operations:

	For the years ended December 31,
	2015	2014	2013
Revenues	$287.7	$1,833.5	$1,811.7
Cost of sales	267.8	1,718.8	1,705.3
Selling, general and administrative expenses	8.7	57.0	53.9
Loss recognized on classification as held for sale	—	11.2	—
Other operating (income) expense, net	(0.4)	9.7	12.4
Operating income from discontinued operations	11.6	36.8	40.1
Net gain on sale of discontinued operations	191.7	—	—
Other expense, net	—	0.6	1.6
Income from discontinued operations before income taxes	203.3	36.2	38.5
Provision for income taxes	82.2	2.0	11.6
Income from discontinued operations, net of tax	$121.1	$34.2	$26.9
The following table provides the depreciation, capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2015	2014	2013
Depreciation	$—	$34.4	$30.7
Payments for property, plant and equipment	15.5	(43.4)	(50.0)
Loss recognized on classification as held for sale	—	11.2	—
Net gain on sale of discontinued operations	191.7	—	—
Provision for deferred income taxes	78.8	5.6	11.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. Subsequent to the finalization of the transactions, we have recorded sales of $69.8 to the disposed entities and purchases of $21.8 from the disposed entities (which were previously eliminated as intra-entity transactions). Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continue to provide support services such as information technology, human resources, accounting and other services to the disposed entities. Such services will continue for a period of up to two years from the sale date, or until the disposed entities no longer have need for such services. Subsequent to the closing of the transactions, we invoiced $10.8 to the disposed entities under the transition services agreements during the year ended December 31, 2015. This amount is reflected as a reduction of expense in the Consolidated Statements of Operations.
18. SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows:

	For the years ended December 31,
	2015	2014	2013
Cash payments for:
Interest	$95.8	$100.5	$99.5
Income taxes	4.9	9.2	37.2
Non-cash financing activity associated with lease contracts	4.1	4.9	6.6
19. STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding common shares
Balance at January 1, 2013	31,097,272
Issuance associated with options exercised	69,794
Issuance associated with vested restricted stock units	51,698
Issuance upon conversion of Exchangeable Notes	10,300
Balance at December 31, 2013	31,229,064
Issuance associated with options exercised	3,434
Issuance associated with vested restricted stock units	47,808
Issuance upon conversion of Exchangeable Notes	1,207
Balance at December 31, 2014	31,281,513
Issuance associated with options exercised	101,976
Issuance associated with vested restricted stock units	80,781
Issuance upon conversion of Aleris International preferred stock to common stock	304,549
Balance at December 31, 2015	31,768,819
Our capital structure previously included 5,000 shares of Aleris International Series A exchangeable preferred stock (the “Redeemable Preferred Stock”) with a liquidation preference of one thousand dollars per share and a par value of $0.01 per share. The Redeemable Preferred Stock was issued on June 1, 2010 to Oaktree Capital Management, L.P., on behalf of the Oaktree Funds, certain investment funds managed by affiliates of Apollo Management Holdings, L.P., and Sankaty Advisors, LLC, on behalf of the investment funds advised by it, in exchange for $5.0. Substantially all of the Redeemable Preferred Stock was exchanged into our common stock on June 1, 2015 on a per share dollar exchange ratio of $18.45. Prior to the exchange, the Redeemable Preferred Stock was classified as “Redeemable noncontrolling interest” (temporary equity) because its terms included a mandatory redemption feature on a fixed date for a fixed price.
20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On February 9, 2011 and October 23, 2012, Aleris International issued the 7 5/8% Senior Notes and the 7 7/8% Senior Notes, respectively. Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (the “Guarantor

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2015 and 2014. The condensed consolidating statements of comprehensive (loss) income and cash flows are presented for the years ended December 31, 2015, 2014 and 2013.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$62.2	$—	$62.2
Accounts receivable, net	—	1.5	73.5	141.2	—	216.2
Inventories	—	—	191.3	289.0	—	480.3
Prepaid expenses and other current assets	—	3.2	14.2	11.3	—	28.7
Intercompany receivables	—	152.4	29.1	18.2	(199.7)	—
Total Current Assets	—	157.1	308.1	521.9	(199.7)	787.4
Property, plant and equipment, net	—	—	582.6	556.1	—	1,138.7
Intangible assets, net	—	—	23.0	15.9	—	38.9
Deferred income taxes	—	—	—	112.6	—	112.6
Other long-term assets	—	18.2	5.4	61.9	—	85.5
Investments in subsidiaries	327.7	1,175.0	5.0	—	(1,507.7)	—
Total Assets	$327.7	$1,350.3	$924.1	$1,268.4	$(1,707.4)	$2,163.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$1.3	$102.9	$119.0	$—	$223.2
Accrued liabilities	—	20.8	108.7	104.3	—	233.8
Current portion of long-term debt	—	—	0.6	8.1	—	8.7
Intercompany payables	0.4	88.5	75.1	35.7	(199.7)	—
Total Current Liabilities	0.4	110.6	287.3	267.1	(199.7)	465.7
Long-term debt	—	912.0	0.4	199.8	—	1,112.2
Deferred income taxes	—	—	0.2	2.3	—	2.5
Accrued pension benefits	—	—	50.5	98.6	—	149.1
Accrued postretirement benefits	—	—	38.8	—	—	38.8
Other long-term liabilities	—	—	36.5	31.1	—	67.6
Total Long-Term Liabilities	—	912.0	126.4	331.8	—	1,370.2
Total Aleris Corporation Equity	327.3	327.7	510.4	669.5	(1,507.7)	327.2
Total Liabilities and Equity	$327.7	$1,350.3	$924.1	$1,268.4	$(1,707.4)	$2,163.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	As of December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$28.6	$—	$28.6
Accounts receivable, net	—	—	122.8	148.2	—	271.0
Inventories	—	—	272.6	355.3	—	627.9
Prepaid expenses and other current assets	—	0.6	14.8	29.5	—	44.9
Intercompany receivables	—	86.4	65.4	27.6	(179.4)	—
Assets of discontinued operations - current	—	—	131.1	254.4	—	385.5
Total Current Assets	—	87.0	606.7	843.6	(179.4)	1,357.9
Property, plant and equipment, net	—	—	336.6	606.3	—	942.9
Intangible assets, net	—	—	28.1	15.9	—	44.0
Deferred income taxes	—	—	35.3	133.4		168.7
Other long-term assets	—	8.3	7.0	57.1	—	72.4
Intercompany receivables	—	4.3	—	—	(4.3)	—
Investments in subsidiaries	296.9	1,566.4	10.4	—	(1,873.7)	—
Assets of discontinued operations - non-current	—	—	107.5	159.6	—	267.1
Total Assets	$296.9	$1,666.0	$1,131.6	$1,815.9	$(2,057.4)	$2,853.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$10.4	$131.2	$126.6	$—	$268.2
Accrued liabilities	—	32.7	73.1	77.5	—	183.3
Current portion of long-term debt	—	—	0.3	3.0	—	3.3
Intercompany payables	—	62.9	89.7	26.8	(179.4)	—
Liabilities of discontinued operations - current	—	—	71.1	122.1	—	193.2
Total Current Liabilities	—	106.0	365.4	356.0	(179.4)	648.0
Long-term debt	—	1,257.4	0.2	217.3	—	1,474.9
Deferred income taxes	—	—	—	0.4	—	0.4
Accrued pension benefits	—	—	57.4	121.3	—	178.7
Accrued postretirement benefits	—	—	46.4	—	—	46.4
Other long-term liabilities	—	—	14.8	34.4	—	49.2
Intercompany payables	4.3	—	—	—	(4.3)	—
Liabilities of discontinued operations - non-current	—	—	18.9	137.5	—	156.4
Total Long-Term Liabilities	4.3	1,257.4	137.7	510.9	(4.3)	1,906.0
Redeemable noncontrolling interest	—	5.7	—	—	—	5.7
Total Aleris Corporation Equity	292.6	296.9	628.5	948.3	(1,873.7)	292.6
Noncontrolling interest	—	—	—	0.7	—	0.7
Total Liabilities and Equity	$296.9	$1,666.0	$1,131.6	$1,815.9	$(2,057.4)	$2,853.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,530.7	$1,410.3	$(23.2)	$2,917.8
Cost of sales	—	—	1,449.2	1,276.9	(23.2)	2,702.9
Gross profit	—	—	81.5	133.4	—	214.9
Selling, general and administrative expenses	—	3.8	103.4	96.3	—	203.5
Restructuring charges	—	—	5.0	5.3	—	10.3
(Gains) losses on derivative financial instruments	—	—	(2.4)	9.3	—	6.9
Other operating expense, net	—	—	1.7	0.8	—	2.5
Operating (loss) income	—	(3.8)	(26.2)	21.7	—	(8.3)
Interest expense, net	—	—	55.7	38.4	—	94.1
Other expense (income), net	—	1.6	(4.3)	(4.7)	—	(7.4)
Equity in net (earnings) loss of affiliates	(48.7)	123.0	(1.8)	—	(72.5)	—
Income (loss) before income taxes	48.7	(128.4)	(75.8)	(12.0)	72.5	(95.0)
(Benefit from) provision for income taxes	—	—	(41.7)	19.0	—	(22.7)
Income (loss) from continuing operations	48.7	(128.4)	(34.1)	(31.0)	72.5	(72.3)
Income (loss) from discontinued operations, net of tax	—	177.1	(95.6)	39.6	—	121.1
Net income (loss)	48.7	48.7	(129.7)	8.6	72.5	48.8
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Aleris Corporation	$48.7	$48.7	$(129.7)	$8.5	$72.5	$48.7

Comprehensive income (loss)	$26.9	$26.9	$(128.6)	$(14.2)	$116.0	$27.0
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Aleris Corporation	$26.9	$26.9	$(128.6)	$(14.3)	$116.0	$26.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,559.5	$1,403.9	$(81.0)	$2,882.4
Cost of sales	—	—	1,480.8	1,235.1	(81.0)	2,634.9
Gross profit	—	—	78.7	168.8	—	247.5
Selling, general and administrative expenses	—	13.6	112.2	96.1	—	221.9
Restructuring charges	—	—	1.6	1.2	—	2.8
Gains on derivative financial instruments	—	—	(2.3)	13.2	—	10.9
Other operating expense (income), net	—	—	0.5	(0.3)	—	0.2
Operating (loss) income	—	(13.6)	(33.3)	58.6	—	11.7
Interest expense, net	—	—	90.6	16.8	—	107.4
Other income, net	—	(2.0)	(5.9)	(12.1)	—	(20.0)
Equity in net earnings of affiliates	(87.1)	(98.7)	(0.8)	—	186.6	—
Income (loss) before income taxes	87.1	87.1	(117.2)	53.9	(186.6)	(75.7)
Benefit from income taxes	—	—	(35.7)	(93.8)	—	(129.5)
Income (loss) from continuing operations	87.1	87.1	(81.5)	147.7	(186.6)	53.8
Income from discontinued operations, net of tax	—	—	30.1	4.1	—	34.2
Net income (loss)	87.1	87.1	(51.4)	151.8	(186.6)	88.0
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Net income (loss) attributable to Aleris Corporation	$87.1	$87.1	$(51.4)	$150.9	$(186.6)	$87.1

Comprehensive (loss) income	$(87.6)	$(87.6)	$(90.8)	$16.5	$162.8	$(86.7)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Comprehensive (loss) income attributable to Aleris Corporation	$(87.6)	$(87.6)	$(90.8)	$15.6	$162.8	$(87.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,192.7	$1,329.1	$(1.0)	$2,520.8
Cost of sales	—	—	1,137.4	1,200.9	(1.0)	2,337.3
Gross profit	—	—	55.3	128.2	—	183.5
Selling, general and administrative expenses	—	0.2	91.6	92.3	—	184.1
Restructuring charges	—	—	1.6	3.4	—	5.0
Gains on derivative financial instruments	—	—	(17.9)	(13.6)	—	(31.5)
Other operating expense, net	—	—	0.7	(1.0)	—	(0.3)
Operating (loss) income	—	(0.2)	(20.7)	47.1	—	26.2
Interest expense, net	—	—	88.9	8.5	—	97.4
Other (income) expense, net	—	—	(3.8)	9.8	—	6.0
Equity in net losses (earnings) of affiliates	37.1	36.9	(1.1)	—	(72.9)	—
(Loss) income before income taxes	(37.1)	(37.1)	(104.7)	28.8	72.9	(77.2)
Benefit from income taxes	—	—	(10.7)	(3.5)	—	(14.2)
(Loss) income from continuing operations	(37.1)	(37.1)	(94.0)	32.3	72.9	(63.0)
Income from discontinued operations, net of tax	—	—	14.0	12.9	—	26.9
Net (loss) income	(37.1)	(37.1)	(80.0)	45.2	72.9	(36.1)
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Net (loss) income attributable to Aleris Corporation	$(37.1)	$(37.1)	$(80.0)	$44.2	$72.9	$(37.1)

Comprehensive income (loss)	$39.1	$39.1	$(41.0)	$80.3	$(77.4)	$40.1
Comprehensive income attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Aleris Corporation	$39.1	$39.1	$(41.0)	$79.3	$(77.4)	$39.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1.4	$67.3	$235.0	$81.2	$(265.4)	$119.5
Investing activities
Payments for property, plant and equipment	—	—	(258.2)	(55.4)	—	(313.6)
Proceeds from the sale of businesses, net of cash transferred	—	319.4	4.5	263.5	—	587.4
Disbursements of intercompany loans	—	(46.7)	(0.2)	(20.3)	67.2	—
Repayments from intercompany loans	—	46.7	3.9	34.3	(84.9)	—
Equity contributions in subsidiaries	(5.2)	(190.5)	(9.5)	—	205.2	—
Return of investments in subsidiaries	6.0	173.6	11.5	—	(191.1)	—
Other	—	(1.1)	(0.3)	1.3	—	(0.1)
Net cash provided (used) by investing activities	0.8	301.4	(248.3)	223.4	(3.6)	273.7
Financing activities
Proceeds from revolving credit facilities	—	111.0	—	48.5	—	159.5
Payments on revolving credit facilities	—	(335.0)	—	(45.8)	—	(380.8)
Payments on the Senior Notes	—	(125.0)	—	—	—	(125.0)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.4)	(6.1)	—	(6.4)
Debt issuance costs	—	(4.6)	—	—	—	(4.6)
Proceeds from intercompany loans	—	20.3	—	46.9	(67.2)	—
Repayments on intercompany loans	—	(34.3)	—	(50.6)	84.9	—
Proceeds from intercompany equity contributions	—	5.2	190.4	9.6	(205.2)	—
Dividends paid	—	(6.0)	(176.7)	(273.8)	456.5	—
Other	(2.2)	(0.4)	—	—	—	(2.6)
Net cash (used) provided by financing activities	(2.2)	(368.7)	13.3	(271.3)	269.0	(359.9)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(7.1)	—	(7.1)
Net increase in cash and cash equivalents	—	—	—	26.2	—	26.2
Cash and cash equivalents at beginning of period	—	—	—	36.0	—	36.0
Cash and cash equivalents at end of period	—	—	—	62.2	—	62.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2014
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.0	$(108.9)	$(32.6)	$147.4	$(6.9)	$—
Investing activities
Payments for property, plant and equipment	—	—	(81.9)	(82.9)	—	(164.8)
Purchase of a business	—	—	(77.5)	(29.9)	—	(107.4)
Disbursements of intercompany loans	—	(15.0)	(17.8)	(101.0)	133.8	—
Repayments from intercompany loans	—	15.0	17.0	87.0	(119.0)	—
Equity contributions in subsidiaries	—	(201.3)	—	—	201.3	—
Return of investments in subsidiaries	—	68.9	98.2	—	(167.1)	—
Other	—	—	1.8	5.1	—	6.9
Net cash used by investing activities	—	(132.4)	(60.2)	(121.7)	49.0	(265.3)
Financing activities
Proceeds from revolving credit facilities	—	389.0	—	69.4	—	458.4
Payments on revolving credit facilities	—	(165.0)	—	(45.0)	—	(210.0)
Net (payments on) proceeds other long-term debt	—	—	(0.5)	0.2	—	(0.3)
Proceeds from intercompany loans	—	96.0	5.0	32.8	(133.8)	—
Repayments on intercompany loans	—	(82.0)	(5.0)	(32.0)	119.0	—
Proceeds from intercompany equity contributions	—	—	162.2	39.1	(201.3)	—
Dividends paid	—	—	(68.9)	(107.6)	176.5	—
Other	(1.0)	(0.4)	—	(0.6)	—	(2.0)
Net cash (used) provided by financing activities	(1.0)	237.6	92.8	(43.7)	(39.6)	246.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(4.9)	—	(4.9)
Net decrease in cash and cash equivalents	—	(3.7)	—	(22.9)	2.5	(24.1)
Cash and cash equivalents at beginning of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents at end of period	—	—	—	36.0	—	36.0
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(7.4)	—	(7.4)
Cash and cash equivalents of continuing operations	$—	$—	$—	$28.6	$—	$28.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in millions, except share and per share data)

	For the year ended December 31, 2013
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$132.1	$66.2	$119.6	$13.5	$(299.5)	$31.9
Investing activities
Payments for property, plant and equipment	—	—	(73.3)	(165.0)	—	(238.3)
Disbursements of intercompany loans	—	(60.0)	(50.8)	—	110.8	—
Repayments from intercompany loans	—	60.0	66.0	0.9	(126.9)	—
Equity contributions in subsidiaries	—	(510.7)	(16.8)	—	527.5	—
Return of investments in subsidiaries	180.9	292.6	—	—	(473.5)	—
Other	—	—	0.9	2.0	—	2.9
Net cash provided (used) by investing activities	180.9	(218.1)	(74.0)	(162.1)	37.9	(235.4)
Financing activities
Proceeds from revolving credit facilities	—	10.3	—	24.2	—	34.5
Payments on revolving credit facilities	—	(10.3)	—	(24.2)	—	(34.5)
Net payments on other long-term debt	—	—	—	(5.0)	—	(5.0)
Redemption of noncontrolling interest	—	—	—	(8.9)	—	(8.9)
Proceeds from intercompany loans	—	—	—	110.8	(110.8)	—
Repayments on intercompany loans	—	—	(0.9)	(126.0)	126.9	—
Proceeds from intercompany equity contributions	—	—	247.9	279.6	(527.5)	—
Dividends paid	(313.0)	(313.0)	(292.6)	(166.0)	771.6	(313.0)
Other	—	(3.8)	—	(0.9)	—	(4.7)
Net cash (used) provided by financing activities	(313.0)	(316.8)	(45.6)	83.6	260.2	(331.6)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	2.3	—	2.3
Net decrease in cash and cash equivalents	—	(468.7)	—	(62.7)	(1.4)	(532.8)
Cash and cash equivalents at beginning of period	—	472.4	—	121.6	(1.1)	592.9
Cash and cash equivalents at end of period	—	3.7	—	58.9	(2.5)	60.1
Cash and cash equivalents included within assets of discontinued operations - current	—	—	—	(8.8)	—	(8.8)
Cash and cash equivalents of continuing operations	$—	$3.7	$—	$50.1	$(2.5)	$51.3

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Sean M. Stack	49	President and Chief Executive Officer and Director
Eric M. Rychel	42	Executive Vice President, Chief Financial Officer and Treasurer
Christopher R. Clegg	58	Executive Vice President, General Counsel and Secretary
Scott L. Graves	45	Non-Executive Chairman
Brook D. Hinchman	33	Director
Michael Kreger	34	Director
Brian K. Laibow	38	Director
Matthew R. Michelini	34	Director
Donald T. Misheff	59	Director
Robert O’Leary	45	Director
Emily Stephens	40	Director
Lawrence W. Stranghoener	61	Director
G. Richard Wagoner, Jr.	63	Director
The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.
Sean M. Stack - Mr. Stack was named President and Chief Executive Officer and a Director of the Board of Directors in July 2015. He was previously Executive Vice President and Chief Executive Officer, Rolled Products North America where he was responsible for all business and operational activities with respect to our Rolled Products North American business. Prior to that, he served as Executive Vice President and Chief Financial Officer from February 2009 through March 2014. He joined Commonwealth in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe. Mr. Stack currently serves on the board of the Aluminum Association.
Mr. Stack has extensive operational, financial and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry associations provide an in-depth understanding of the aluminum industry generally and unparalled experience with the Company’s operations and corporate transactions.
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
Christopher R. Clegg - Mr. Clegg has served as the Executive Vice President, General Counsel and Secretary since January 2007. From 2005 to 2007, he was the Company’s Senior Vice President, General Counsel and Secretary. He joined Commonwealth in June 2004 as Vice President, General Counsel and Secretary, and upon the merger with IMCO Recycling, he became Senior Vice President, General Counsel and Secretary.
Scott L. Graves - Mr. Graves has served as a Director since June 2010 and as Non-Executive Chairman since July 2015. He is a Managing Director and serves as Head of Credit Strategies for Oaktree with responsibility for overseeing the Multi-Strategy Credit, U.S. Senior Loan, European Senior Loan, U. S. Convertibles, Non-U.S. Convertibles & High Income Convertibles, Mezzanine Finance, Strategic Credit and Emerging Market Total Return strategies. He is also active in matters of corporate management for the firm. Since joining the firm in 2001 and through 2013, Mr. Graves served as an investment professional in the Distressed Opportunities, Value Opportunities and Strategic Credit strategies, where he was most recently a co-portfolio manager and contributed to the analysis, portfolio construction and management of the investment funds. Prior to joining Oaktree, Mr. Graves served as a Principal in William E. Simon & Sons’ Private Equity Group where he was responsible for sourcing, structuring, executing and managing corporate leveraged buy-outs and growth capital investments. Before joining William E. Simon & Sons in 1998, Mr. Graves worked at Merrill Lynch & Company in the Mergers and Acquisitions Group, where he focused on leveraged buy-out situations and the valuation of public and private companies. Prior thereto, Mr. Graves worked at Price Waterhouse LLP in the Audit Business Services division. Mr. Graves received an MBA in Entrepreneurial Finance from the Wharton School at the University of Pennsylvania, where he currently serves on the Wharton School Graduate Executive Board.
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
Brook D. Hinchman - Mr. Hinchman has served as a Director since December 2015. He is an investment professional in Oaktree’s Distressed Debt group, where he serves as a vice president. Prior to joining Oaktree in 2010, Mr. Hinchman spent four years at Goldman, Sachs & Co., most recently in the Merchant Banking Division. Mr. Hinchman serves on the board of directors of Genesis Capital and Teleios. Mr. Hinchman received a BBA degree in Finance from the Tippie College of Business at the University of Iowa.
Mr. Hinchman was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Fund’s team covering the Company, Mr. Hinchman has a solid working knowledge of the Company’s activities and operations.
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
Mr. Kreger was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Kreger has a solid working knowledge of the Company’s activities and operations. In addition, Mr. Kreger has served as a director of a number of public and privately-held companies as well as a member of board audit and compensation committees. Mr. Kreger serves as a member of the Board’s Audit Committee.
Brian K. Laibow - Mr. Laibow has served as a Director since June 2010. Mr. Laibow serves as a Managing Director in the Opportunities funds of Oaktree, with primary responsibilities for analyzing companies within the metals and mining, food distribution, education, automotive and commercial and residential real estate sectors. Mr. Laibow joined Oaktree in 2006 following graduation from Harvard Business School, where he received an MBA. Before attending Harvard, Mr. Laibow worked at Caltius Private Equity, a middle market LBO firm in Los Angeles. Prior experience includes director of M&A and Corporate Strategy at EarthLink, Inc., and senior business analyst at McKinsey & Company.
Mr. Laibow was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Laibow has a solid working knowledge of the Company’s activities and operations and is also very familiar with the metals sector. Mr. Laibow serves as a member of the Board’s Audit Committee and is Chair of the Board’s Compensation Committee.
Matthew R. Michelini - Mr. Michelini has served as a Director since December 2015. He is a partner at Apollo having joined in 2006. Prior to joining Apollo, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini serves on the board of directors of AAM GP Ltd. where he is a member of the investment committee and Athene Holding Ltd. where he is a member of the executive committee, nominating and governance committee, risk committee and is an observer on the audit committee. He previously served on the board of directors of Metals USA and Noranda Aluminum. Mr. Michelini graduated from Princeton University with a BS in Mathematics and a Certificate in Finance and received his MBA from Columbia University.
Mr. Michelini has significant prior board service experience at several different companies.
Donald T. Misheff - Mr. Misheff has served as a Director since December 2013. Mr. Misheff retired in 2011 as managing partner of the Northeast Ohio offices of Ernst & Young LLP, a public accounting firm, where he specialized in accounting/financial reporting for income taxes, purchase accounting, and mergers and acquisitions. Mr. Misheff is a member of FirstEnergy Corp’s board of directors (serving on the audit and compensation committees and previously serving on the nuclear, finance, and governance committees), The Timken Steel Company’s board of directors (chairing the audit committee and serving on the nominating and governance committee) since July 2014 and Trinseo S.A.’s board of directors (serving on the audit and safety committees) since February 2015. He is also a member of the board of privately owned Asurint, chairman of Buckeye West LLC (d/b/a SunRidge Canyon Golf Club), and on the advisory board of Ancora Advisors. He has previously served on numerous non-profit boards including Cuyahoga Community College, Ashland University, Team NEO, the Greater Akron Chamber and the United Way.
Mr. Misheff has significant prior board service experience, and extensive financial and corporate governance experience. Mr. Misheff serves as a member of the Board’s Audit Committee.
Robert O’Leary - Mr. O’Leary has served as a Director since December 2011. Mr. O’Leary is a Managing Director in Oaktree’s Distressed Debt group and co-portfolio manager of Oaktree’s newest Opportunities fund. Mr. O’Leary contributes to the analysis, portfolio construction and management of the Distressed Debt, Value Opportunities and Strategic Credit funds. Prior to joining Oaktree in 2002, Mr. O’Leary served as an Associate at McKinsey & Company, where he worked primarily in the Corporate Finance and Strategy practice. Before attending Harvard Business School, Mr. O’Leary worked for two years at Orion Partners, a private equity firm, where he focused on investments in private companies. Prior thereto, he worked at McKinsey & Company as a Business Analyst.
Mr. O’Leary was appointed by the Oaktree Funds to serve as a Director of the Company. Mr. O’Leary has significant experience making and managing investments on behalf of Oaktree’s Opportunities funds and has been actively involved in the Oaktree Funds’ investment in the Company.
Emily Stephens - Ms. Stephens has served as a Director since January 2011. Ms. Stephens serves as a Managing Director in the Distressed Debt group of Oaktree. Prior to joining Oaktree in 2006, Ms. Stephens served as a Vice President and Associate General Counsel at Trust Company of the West. Prior to that, Ms. Stephens spent five years as a Corporate Associate at Munger, Tolles & Olson LLP.
Ms. Stephens was appointed by the Oaktree Funds to serve as a Director of the Company. Her legal background and legal role at Oaktree provide expertise in corporate governance matters.
Lawrence W. Stranghoener - Mr. Stranghoener has served as a Director since January 2011. Prior to his retirement in January 2015, Mr. Stranghoener served in various roles at The Mosaic Company, a public global crop nutrition company. He was executive vice president, strategy and business development from August 2014 until January 2015. He was interim chief executive officer from June 2014 through August 2014 and executive vice president and chief financial officer from September 2004 until June 2014. Previously, he had been executive vice president and chief financial officer for Thrivent Financial. From 1983 to 2000, he held various positions in finance at Honeywell, including vice president and chief financial officer from 1997 to 1999. He also serves as chairman of the board of directors for Kennametal Inc., a public company. He also serves on the board of trustees for Goldman Sachs Closed End Funds and Exchange Traded Funds.
Mr. Stranghoener has extensive corporate finance experience, including 15 years of experience as a chief financial officer at several different companies with full responsibility and accountability for all finance, accounting, tax and related functions. Mr. Stranghoener serves as the Chair of the Board’s Audit Committee and a member of the Board’s Compensation Committee.
G. Richard Wagoner, Jr. - Mr. Wagoner has served as a Director since August 2010. Mr. Wagoner retired from General Motors Corporation, a public company, in August 2009 after a 32-year career. He served as chairman and chief executive officer of General Motors from May 2003 through March 2009 and had been president and chief executive officer since June 2000. Mr. Wagoner is a director of Graham Holdings, Invesco, and several privately held companies. He is a member of the Board of Visitors of Virginia Commonwealth University. He is also a member of Duke’s Fuqua School of Business advisory board and the Duke University Health Systems board of directors. Mr. Wagoner is a former chairman of the board of trustees of Duke University. He is also a member of the Mayor of Shanghai, China’s International Business leaders advisory council.
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
Other Matters Concerning Directors and Executive Officers
Each of the executive officers listed above, other than Mr. Rychel, served as an officer of the Company’s predecessor at the time it filed for protection under Chapter 11 of the Bankruptcy Code in February 2009. On June 1, 2009, General Motors Corporation, and its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Mr. Wagoner was not an executive officer or director of General Motors Corporation at the time of such filing.
Codes of Ethics
The Company maintains and enforces a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer and Treasurer (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with the Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”) applicable to all employees. In instances where the Code of Business Conduct is silent or its terms are inconsistent with or conflict with any of the terms of the Senior Officers Code, then the provisions of the Senior Officers Code control and govern in all respects. Both the Senior Officers Code and the Code of Business Conduct are available at our website (www.aleris.com) by clicking on the following tabs: “Company” then “Investor Relations” then Corporate Governance” then Governance Documents. Any future changes or amendments to the Senior Officers Code and the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at this location. A copy of both the Senior Officers Code and the Code of Business Conduct may also be obtained upon request from the Company’s Secretary.
Board Committees
Our Board of Directors has established an Audit Committee and a Compensation Committee.
Messrs. Stranghoener, Kreger, Laibow and Misheff are the members of the Audit Committee. Mr. Stranghoener has been appointed Chair of the Audit Committee. While our Board of Directors currently has not made a formal determination as to whether any members of our Audit Committee are considered to be Audit Committee Financial Experts as we are a privately held corporation, we believe all members of our Audit Committee have a beneficial financial background. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

•	reviewing and overseeing the administration of the Company’s internal accounting policies and procedures;

•	reviewing and overseeing the preparation of the Company’s financial statements; and

•	consulting with the Company’s independent accountants.
Messrs. Laibow, Stranghoener and Wagoner are the members of the Compensation Committee. Mr. Laibow has been appointed Chair of the Compensation Committee. The Compensation Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

•	developing and approving all elements of compensation with respect to the Company’s executive officers; and

•	approving and overseeing the management and administration of all material compensation paid by the Company.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Philosophy
As a global leader in the manufacture and sale of aluminum rolled products with a strategic footprint throughout North America, Europe and China, we maintain a multi-faceted executive compensation program. Our compensation philosophy centers on the belief that executive compensation should be directly linked to improvement in corporate performance and the creation of long-term stockholder value. As such, our executive compensation program is designed to support our compensation philosophy by:

•	attracting, retaining and motivating key executives and management personnel by providing an appropriate level and mixture of fixed and “at risk” compensation;

•	linking compensation with performance by providing reasonable incentives to accomplish near term Company-wide (and business unit, if applicable) successes based on our strategic business plan; and

•	rewarding long-term increased Company value and aligning the interests of the executives with our stockholders.
We describe below the various elements of our executive compensation program for the following named executive officers for the fiscal year ended December 31, 2015:

•	Sean M. Stack (President and Chief Executive Officer);

•	Eric M. Rychel (Executive Vice President, Chief Financial Officer and Treasurer); and

•	Christopher R. Clegg (Executive Vice President, Secretary and General Counsel) (Messrs. Stack, Rychel and Clegg, together the “current named executive officers”).
For 2015, our named executive officers also include Mr. Steven J. Demetriou, former Chairman and Chief Executive Officer, Mr. Roelof IJ. Baan, former Executive Vice President and Chief Executive Officer, Aleris Europe and Asia Pacific, and Mr. Thomas W. Weidenkopf, former Executive Vice President, Human Resources and Communications, all of whom left the Company in 2015 (Messrs. Demetriou, Baan and Weidenkopf, together the “former named executive officers”).
Compensation Committee
The Compensation Committee has responsibility for reviewing, developing, overseeing and approving our executive and senior management compensation plans, policies and programs, and awards thereunder, including making equity grant decisions with respect to our named executive officers. The Compensation Committee regularly reviews the various aspects of our compensation programs, making changes it considers appropriate based on our strategic goals and market changes.
Periodically, the Compensation Committee has retained the services of Frederic W. Cook & Co., Inc. (“Fred Cook”) to review and advise on certain aspects of our executive compensation program and for the purpose of obtaining information on the competitive pay mix practices, trends, and compensation program structures of privately held and public companies.

	Fred Cook Services Utilized	Use by Compensation Committee
2014
- Early in 2014, assistance in connection with changes to Mr. Rychel’s and Mr. Weidenkopf’s compensation packages.
- Later in 2014, assistance in connection with changes to Mr. Clegg’s and Mr. Rychel’s(1) compensation packages.

- In making these 2014 executive officer compensation changes, the Compensation Committee considered analysis of competitive pay levels, and, with respect to Mr. Rychel, current internal peer comparisons.

2015
- Assistance in connection with proposed changes to Mr. Stack’s, Mr. Rychel’s and Mr. Baan’s compensation packages.
- Assistance in connection with reviewing long-term incentive program design alternatives.

- In making these 2015 executive officer compensation changes, the Compensation Committee considered analysis of competitive pay levels, and, with respect to Mr. Rychel, current internal peer comparisons.

(1) Mr. Rychel’s compensation package was reviewed twice during 2014 in connection with, first, becoming our Chief Financial Officer and later, his becoming an Executive Vice President.
Key elements of executive compensation program
Our executive compensation program design supports our core philosophy through a range of programs that incorporate a combination of base salary cash compensation, cash incentive awards based primarily on annual and quarterly performance targets, and, generally, grants of time-vesting stock options and time-vesting restricted stock units (“RSUs”) (most of which vest over a three-year period).

The rationale for inclusion of each compensation element in our program is set forth below:

Compensation Element	Rationale
Base salary
- The base salaries for our named executive officers are used to provide a predictable level of current income and are designed to assist in attracting and retaining qualified executives.
- Each named executive officer’s base salary compensation amount has been set to provide a certain amount of financial security to such named executive officer at a level that is believed to be competitive for similar positions in the marketplace in which we compete for management talent.

Short-term cash bonus awards
- The short-term cash bonus awards for our named executive officers are designed to meaningfully reward strong annual and quarterly Company performance, in order to motivate participants to strive for continued Company growth and productivity.
- For 2015, each named executive officer’s short-term cash bonus award was designed to reward such named executive officers for steady, sustained achievement of performance objectives based upon the following:
- incremental quarterly and annual Company-wide financial and/or operational performance objectives; and
- individual performance objectives.

Long-term equity awards
- We believe our equity incentive program is an important element in our ability to retain, motivate and incentivize our named executive officers. Our equity incentive program is considered central to the achievement of our long-range goals, and aligns our named executive officers’ and other management team members’ interests with those of our stockholders.
- The equity awards for each of our named executive officers provides share ownership opportunities through stock options and RSUs, which generally vest over time.

In setting the appropriate compensation levels for our named executive officers, we have considered a variety of factors including our need to attract and retain key personnel in both the United States and our strategic markets abroad, how compensation levels compare to manufacturing companies generally in our industry, and the interests of our stockholders.
Base Salary
Each of our current named executive officers is a party to an employment agreement which defines the terms of his employment, as follows: for Mr. Stack, effective as amended and restated as of July 11, 2015 (the “Restated Stack Agreement”); for Mr. Rychel, effective as of January 1, 2015; and for Mr. Clegg, effective as of June 1, 2010 (the agreements for our current named executive officers, the “Employment Agreements”). The Restated Stack Agreement was executed in October 2015 in connection with Mr. Stack’s promotion to President and Chief Executive Officer and following the Compensation Committee’s review of Mr. Stack’s overall executive compensation package. Prior to the entry into the Restated Stack Agreement, the terms of Mr. Stack’s employment were governed by an employment agreement effective as of June 1, 2010.
Each of our former executive officers described herein was a party to an employment agreement which defined the terms of his employment, as follows: for Mr. Demetriou, effective as amended and restated as of September 15, 2013 (the “Restated Demetriou Agreement”); for Mr. Baan, effective as of June 1, 2010, as amended in October 2014 and for Mr. Weidenkopf, effective as of June 1, 2010.

Pursuant to each named executive officer’s Employment Agreement, the amount of each executive’s base salary is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. Our named executive officers’ base salaries for 2015, including any mid-year adjustments, are described below:

Name	2015 Base Salary, including mid-year adjustments
Current Named Executive Officers
Sean M. Stack
- Effective as of January 1, 2014, Mr. Stack’s annual base salary was $525,000.
- In connection with Mr. Stack’s promotion to President and Chief Executive Officer, in October 2015 the Compensation Committee increased Mr. Stack’s annual base salary from $525,000 to $875,000, with such increase effective as of July 11, 2015.

Eric M. Rychel
- Following a review of Mr. Rychel’s overall compensation, in December 2014 the Compensation Committee increased Mr. Rychel’s annual base salary from $335,000 to $385,000, with such increase effective as of January 1, 2015.
- After a review of Mr. Rychel’s annual base salary and other aspects of compensation, in September 2015 the Compensation Committee increased Mr. Rychel’s annual base salary by $90,000 to $475,000, with such increase effective as of September 1, 2015.

Christopher R. Clegg
- Following a review of Mr. Clegg’s overall compensation, in December 2014 the Compensation Committee increased Mr. Clegg’s annual base salary from $400,000 to $420,000, with such increase effective as of January 1, 2015.
- Following a review of Mr. Clegg’s cash compensation, in March 2016 the Compensation Committee increased Mr. Clegg’s annual base salary by 2.5% to $430,500, effective April 1, 2016.

Former Named Executive Officers
Steven J. Demetriou	- Effective as of September 15, 2013, Mr. Demetriou’s annual base salary was $1,200,000, which annual base salary remained in effect through the date of his departure.
Roelof IJ. Baan
- Mr. Baan’s annual base salary of CHF 950,070 (equivalent to $957,006 using the conversion convention discussed below as part of the “Summary compensation table”) originally set in 2010, remained in effect through the date of his departure.

Thomas W. Weidenkopf
- Following a review of Mr. Weidenkopf’s overall compensation, the Compensation Committee increased his annual base salary by 6.66% to $400,000 effective April 1, 2014, which annual base salary remained in effect through the date of his departure.

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
For 2015, performance goals and achievement were assessed and MIP bonus amounts were determined in March 2016, subject to the Audit Committee’s approval of 2015 year-end financial results, based on 2015 audited annual financial statements.
Pursuant to the applicable employment agreement, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of eligible base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s eligible base salary and a dollar amount) for the 2015 annual performance period.

Name	Eligible Base Salary ($)	Target Bonus %	Target Bonus ($)
Current Named Executive Officers
Sean M. Stack (1)	801,740	103%	827,472
Eric M. Rychel (1)	451,033	72%	324,925
Christopher R. Clegg	420,000	75%	315,000
Former Named Executive Officers
Steven J. Demetriou	1,200,000	125%	1,500,000
Roelof IJ. Baan (2)	957,006	85%	813,455
Thomas W. Weidenkopf	400,000	75%	300,000

(1)	The amounts above reflect blended amounts to accommodate changes made to each of Mr. Stack’s and Mr. Rychel’s base salary and annual target bonus percentage payout opportunity during the year.

(2)	Amounts reported reflect the year-end conversion rate used by the Company (equaling 1.0073US$ to 1 CHF for 2015).
For 2015, the MIP payouts for our named executive officers were calculated based on (i) annual MIP EBITDA (defined below) calculated on a Company-wide basis (representing 40% of the total bonus opportunity), (ii) quarterly MIP EBITDA (representing 40% of the total bonus opportunity) calculated on a Company-wide basis and (iii) annual individual performance goals (representing 20% of the total bonus opportunity). The specific metrics and weightings of these measures as components of the whole target bonus amount, as well as target achievement levels, are determined and adjusted to be aligned with our Company business plan.
Adjusted EBITDA for purposes of measuring achievement under the MIP is determined based on the Adjusted EBITDA for the Company, which is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as that measure may be additionally modified for purposes of the MIP only. Therefore, the Adjusted EBITDA figure used for purposes of the MIP may not be the same as the Adjusted EBITDA figure that may be used or reported by the Company in other contexts. Adjustments for purposes of the MIP may be made by the Compensation Committee to take into account certain significant variances in LME prices and currency exchange rates, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). For 2015, such adjustments were made to take into account the impact of currency exchange rates on working capital balance as well as an unplanned increase in Europe inventory levels.
Actual bonus payment amounts are calculated by combining the achievement attained for each weighted measure, whereby achievement of 100% of target of each of the individual measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted 2015 Aleris business plan. For each of our named executive officers, only Company-wide goals and individual performance goals were considered in their bonus calculations. Generally, the targets are established as challenging, but achievable, milestones.
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
The specific goals and achievement attained for 2015 are set forth below:

	Performance Targets			Performance Results
	Threshold	Target	Max	Results	Payout %
Measure	(millions)	(millions)	(millions)	(millions)	Achieved

Q1-10% of Target Opportunity
Company MIP EBITDA	$25.3	$36.1	$46.9	$55.0	200%
Q2-10% of Target Opportunity
Company MIP EBITDA	$39.2	$56.0	$72.8	$60.3	119%
Q3-10% of Target Opportunity
Company MIP EBITDA	$47.6	$68.0	$88.4	$68.2	93%
Q4-10% of Target Opportunity
Company MIP EBITDA	$27.3	$38.9	$50.6	$36.8	87%
Annual - 40% of Target Opportunity
Company MIP EBITDA (1)	$136.5	$195.0	$253.5	$219.3	134%
Individual - 20% of Target Opportunity
Individual		(1)		(1)

(1)
Varies by individuals as further described below. The individual performance payout weighting with respect to each of our current named executive officers was as follows: Mr. Stack - 110%; Mr. Rychel - 110%; and Mr. Clegg - 110%. Please see the information below with respect to each of our current named executive officer’s annual payments.

For 2015, for each of our current named executive officers, the amount of the bonus was also subject to individual performance goals, as set forth in the table below.

	Safety Improve- ment	Organiz- ational Culture Improve- ment	Customer Delivery Perform- ance	Strategic Initiatives	Operational Performance Improvement	Strengthen Capital Structure	Maintain Strong Financial Controls	Financial Community Interaction	Manage SG&A	EBITDA Growth	Free Cash Flow Growth
Sean M. Stack	✓	✓	✓	✓	✓					✓	✓
Eric M. Rychel		✓		✓		✓	✓	✓			✓
Christopher R. Clegg				✓		✓			✓
Based on the annual performance achievement, the 2015 MIP bonus amounts earned by each of our current named executive officers are as follows:

	Target Bonus	Total MIP	Total MIP Award
	Amount ($)	Payout (%) (1)	Amount ($)
Sean M. Stack (2)	827,472	121%	998,032
Eric M. Rychel (2)	324,925	123%	400,056
Christopher R. Clegg (2)	315,000	125%	394,825

(1)	Total MIP Payout percentage reported above is the approximate aggregate payout percentage for all of the award calculation components, rounded to the nearest whole percentage for reporting purposes.

(2)
Each of Mr. Stack’s, Rychel’s and Clegg’s total MIP award amount includes amounts payable in satisfaction of the annual Company MIP EBITDA target, quarterly Company MIP EBITDA targets and satisfaction of individual performance goals.

Generally, all MIP award recipients, including our named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount. In light of their termination of employment prior to such payment date, none of Mr. Demetriou, Mr. Baan and Mr. Weidenkopf were entitled to payment of any 2015 MIP bonus. More detailed discussions of the termination payments to these former named executive officers in connection with their termination of employment without Good Reason are set forth below under the section entitled “Potential payments upon termination or change in control”.
The MIP design and metrics are reviewed each year. Pursuant to each named executive officer’s employment agreement, the target annual bonus amount is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. The target bonus opportunity for each of our current named executive officers has not been changed in respect of bonuses to be awarded (if any) in connection with the 2016 performance period.
Following the completion of the sales of the Company’s global recycling and specification alloys businesses as well as its extrusions business in March 2015, the Compensation Committee approved discretionary special performance bonus awards for Mr. Rychel and Mr. Clegg in the amounts of $150,000 and $100,000, respectively.
Equity incentive program
The Company maintains an equity incentive plan, effective as of June 1, 2010 and amended from time to time (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan is designed to attract, retain, incentivize and motivate employees and non-employee directors of the Company, its subsidiaries and affiliates and to promote the success of our businesses by providing such participating individuals with a proprietary interest in the Company. The Equity Incentive Plan allows for the granting of non-qualified stock options (“stock options”), stock appreciation rights, restricted stock, RSUs and other stock-based awards.
The Equity Incentive Plan is administered by the Compensation Committee, and may generally be amended or terminated at any time. Each of our named executive officers has received significant grants of stock options and RSUs, in each case, subject to the Equity Incentive Plan and the terms of an applicable award agreement, which grants were awarded for both their retentive qualities and to provide meaningful incentives related to the Company’s future long-term growth.
Stock Option Grants
Recent stock option grants to current named executive officers
In connection with a review of Mr. Rychel’s overall compensation, in January 2015, the Compensation Committee approved a grant of 35,400 stock options to Mr. Rychel with an exercise price equal to the fair market value of a share of common stock on the grant date which generally vest as to 25% on the first and second anniversaries of the date of grant and the remaining 50% will vest on the third anniversary of the date of grant. Moreover, following a review of Mr. Rychel’s overall compensation, in October 2015, the Compensation Committee approved a grant of 36,000 stock options to Mr. Rychel with an exercise price equal to the fair market value of a share of common stock on the grant date, which are generally scheduled to vest ratably over a three-year period.
Following a review of Mr. Stack’s overall compensation, and in connection with his promotion to President and Chief Executive Officer, in October 2015, the Compensation Committee approved a grant of 193,000 stock options to Mr. Stack with an exercise price equal to the fair market value of a share of common stock on the grant date with 33 1/3% vesting on each of the first three anniversaries of July 11, 2015.
For a discussion of the effect on these stock options in the event of a Change of Control and each applicable named executive officer’s termination, please see the section entitled “Potential payments upon termination or change in control-Equity award agreements”.
RSU Grants
Recent RSU grants to current named executive officers
In connection with a review of Mr. Rychel’s overall compensation, in January 2015, the Compensation Committee approved a grant of 10,200 RSUs to Mr. Rychel, which generally vest as to 25% on the first and second anniversaries of the date of grant and the remaining 50% will vest on the third anniversary of the date of grant. Moreover, following a review of Mr. Rychel’s overall compensation, in October 2015, the Compensation Committee approved a grant of 6,000 RSUs to Mr. Rychel, which are generally scheduled to vest ratably over a three-year period.
Following a review of Mr. Stack’s overall compensation, and in connection with his promotion to President and Chief Executive Officer, in October 2015 the Compensation Committee approved a grant of 41,000 RSUs to Mr. Stack with 33 1/3% vesting on each of the first three anniversaries of July 11, 2015.
In connection with the settlement of RSUs, generally, promptly after each vesting date, shares of our common stock are issued to each applicable named executive officer with respect to the number of RSUs that vested on such date, subject to applicable tax. A description of the effect on these RSUs upon a Change of Control and each applicable named executive officer’s termination is below under the heading “Potential payments upon termination or change in control-Equity award agreements”.
Equity Awards are subject to Clawback Provisions
Both the stock options and RSUs, and any shares issued upon exercise or settlement of any such award, as applicable, are subject to a clawback provision in the event any named executive officer materially violates the restrictive covenants in his employment agreement relating to non-competition, non-solicitation or non-disclosure or engages in fraud or other willful misconduct that contributes materially to any significant financial restatement or material loss. In such case, the Board of Directors may, within six months of learning of the conduct, cancel the stock options or RSUs or requires the applicable named executive officer to forfeit to us any shares received in respect of such stock options or RSUs or to repay to us the after-tax value realized on the exercise or sale of such shares. Any such named executive officer will be provided a 15-day cure period, except in cases where his conduct was willful or where injury to us and our affiliates cannot be cured.
Retirement, post-employment benefits and deferred compensation
We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2015, please see the sections entitled “Pension benefits as of December 31, 2015” and “Nonqualified deferred compensation”.
Mr. Baan, who was based in Switzerland, did not participate in the 401(k) plan or the Cash Balance Plan. Instead, he participated in one of the two forms of the Aleris Switzerland GmbH Neuhausen am Rheinfall (the “Swiss Pension Plan”), which are maintained in compliance with the regulations imposed by the Occupation Pensions Act in Switzerland. Under the terms of Mr. Baan’s employment agreement, Mr. Baan received 25% of the amount of his base salary from the Company with respect to his retirement account. Under the Swiss Pension Plan, a cash balance type benefit is paid upon the retirement of the participant. For a further description of the Swiss Pension Plan, please see the section entitled “Pension benefits as of December 31, 2015”.

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
We make indoor parking spaces available to certain executives at the Cleveland headquarters, including Messrs. Stack, Rychel and Clegg (and Messrs. Demetriou and Weidenkopf during their tenure with us). We also occasionally invite spouses and family members of certain of our executives, including the named executive officers, to participate in business-related entertainment events arranged by the Company, which sometimes includes the executive’s spouse or guest traveling with the executives on commercial flights or on a Company-sponsored aircraft. To the extent any travel or participation in these events by the executive’s spouse or guest results in imputed income to the named executive officer, our chief executive officer is entitled, and other named executive officers may be entitled (subject to approval by the chief executive officer), to a tax gross-up payment on such imputed income.
Mr. Demetriou additionally received a club membership for business use, a tax gross-up payment for this benefit, and supplemental life insurance policies. He reimbursed us for any personal use of the club.
Mr. Baan was provided with a car and other perquisites including parking at the Company’s facility in Switzerland, a housing reimbursement and related tax gross-up, tax preparation, supplemental private medical insurance that provided coverage for him and his dependents, and reimbursement for an annual medical examination in the United States.
Change in control and termination arrangements
Each of our current named executive officers is eligible to receive certain benefits upon a change of control of the Company and in connection with certain terminations of employment pursuant to their Employment Agreements and equity award agreements. Under their Employment Agreements generally, in the event of an involuntary termination, the applicable current named executive officers are eligible for severance benefits. In the event of a Change of Control, pursuant to the stock option and RSU award agreements, a portion of any unvested awards may vest, with the number of accelerated awards depending on the amount of liquidity gained by the Oaktree Funds in the Change of Control transaction. Also, generally, with respect to each of our current named executive officers, if an involuntary termination occurs in anticipation of or within twelve months following a Change of Control, any remaining unvested awards will vest. More detailed descriptions of the Change of Control and termination provisions of the Employment Agreements, and stock option and RSU agreements are set forth below under the section entitled “Potential payments upon termination or change in control”.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2015
The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2015.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($) (3)	($) (4) (5)	($)
Current Named Executive Officers
Sean M. Stack (President and Chief Executive Officer)	2015	689,455	—	971,700	2,034,220	998,032	—	77,719	4,771,126
	2014	525,000	—	742,560	1,447,577	397,163	3,561	54,507	3,170,368
	2013	465,000	—	—	—	—	—	265,811	730,811
Eric M. Rychel (Executive Vice President, Chief Financial Officer & Treasurer) (6)	2015	415,000	150,000	383,940	751,848	400,056	—	53,684	2,154,528
	2014	315,625	—	266,560	351,534	152,425	883	15,152	1,102,179

Christopher R. Clegg (Executive Vice President, General Counsel and Secretary)	2015	420,000	100,000	—	—	394,825	660	53,636	969,121
	2014	400,000	—	342,720	667,343	264,000	3,302	44,521	1,721,887
	2013	400,000	—	—	—	—	281	209,950	610,232
Former Named Executive Officers
Steven J. Demetriou (former Chairman and Chief Executive Officer) (7)	2015	750,000	—	—	—	—	2,374	170,974	923,348
	2014	1,200,000	—	—	4,763,329	1,260,000	43,593	186,886	7,453,807
	2013	1,058,630	—	3,999,995	2,976,559	—	85,584	5,553,072	13,672,836
Roelof IJ. Baan (former Executive Vice President and Chief Executive Officer, Aleris Europe and Asia Pacific) (8)	2015	957,006	—	—	—	—	253,893	282,092	1,492,990
	2014	960,236	—	628,320	1,224,653	662,097	860,293	253,530	4,589,129
	2013	1,067,214	—	—	—	—	278,689	499,507	1,845,410
Thomas W. Weidenkopf (former Executive Vice President Human Resources and Communications) (9)	2015	292,564	—	—	—	—	—	35,851	328,415
	2014	393,750	—	285,600	557,310	255,000	—	35,390	1,527,050
	2013	375,000	—	—	—	—	—	182,010	557,010
Note: Amounts may not foot due to rounding conventions.

(1)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718; however, the grant date fair value amount did not take into account the right of award holders to receive dividends pursuant to dividend equivalent rights with respect to outstanding unvested RSU awards. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 11, “Stock-based compensation,” to Aleris Corporation’s audited consolidated financial statements included herein.

(2)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718. The fair value of the stock options will likely vary from the actual value the holder may receive on exercise because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. Details and assumptions used in calculating the grant date fair value of the stock options may be found in Note 11, “Stock-based compensation,” to Aleris Corporation’s audited consolidated financial statements included herein.

(3)
The amounts in this column represents each named executive officer’s aggregate earnings under the Deferred Compensation Plan as well as the change in the actuarial present value of such executive’s benefit under the Cash Balance Plan or, for Mr. Baan, the Swiss Pension Plan. For Mr. Baan, the amount also includes Mr. Baan’s service credits. For 2015, Messrs. Rychel and Demetriou incurred losses of $1,891 and $12,021, respectively, under the Deferred Compensation Plan and Mr. Baan incurred losses of $80,833 (using the currency conversion method described in Note 7 below) under the Swiss Pension Plan. For additional information see the sections entitled “Pension benefits as of December 31, 2015” and “Nonqualified deferred compensation as of December 31, 2015” below.

(4)
The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table below sets forth certain perquisites for 2015 and certain related additional “other” compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the amounts that would have been paid by the named executive officer for the parking spaces. Tax gross-up payments are made to the named executive officers for club membership, annual physicals, financial planning services, spousal travel and entertainment, as applicable.

	Annual Physical ($)	Financial Planning ($)	Supplemental Insurance ($)	Parking ($)	Automobile ($)	Club Membership ($)	Tax Gross-up (a) ($)
Current Named Executive Officers
Sean M. Stack	—	11,578	—	1,080	—	—	11,290
Eric M. Rychel	2,891	13,837	—	1,080	—	—	13,117
Christopher R. Clegg	—	11,552	—	1,080	—	—	11,265
Former Named Executive Officers
Steven J. Demetriou	—	8,835	9,158	630	—	10,544	18,898
Roelof IJ. Baan (b)	—	21,977	13,538	6,296	37,518	—	5,359
Thomas W. Weidenkopf	1,527	8,288	—	810	—	—	9,571

(Continued)	Spousal Travel and Entertainment and Related Tax Gross-up (c) ($)	Housing Allowance and Related Tax Gross-up ($)	401(k) Match Contribution (d) ($)	Nonqualified Deferred Compensation Contribution (e) ($)	Total ($)
Current Named Executive Officers
Sean M. Stack	7,656	—	10,600	35,515	77,719
Eric M. Rychel	279	—	9,600	12,880	53,684
Christopher R. Clegg	279	—	10,600	18,860	53,636
Former Named Executive Officers
Steven J. Demetriou	28,408	—	10,600	83,900	170,974
Roelof IJ. Baan (b)	2,036	195,369	—	—	282,092
Thomas W. Weidenkopf	1,800	—	11,850	2,006	35,851
Note: Amounts may not foot due to rounding conventions.

(a)	Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services, as applicable.

(b)
For Mr. Baan, amounts have been converted using the year-end conversion rate used by the Company (equaling 1.0073 US$ to 1CHF or 1.0906 US$ to 1 euro, as applicable, for 2015). The amount listed under “Financial Planning” represents tax preparation services; the amount listed under “Supplemental Insurance” represents the annual amount paid by the Company for supplemental medical insurance for Mr. Baan and his dependents in Switzerland; the amount listed under “Automobile” represents the annual car allowance and related costs; and the amount included in the “Housing Allowance” column represents the annual housing allowance and related tax gross-up.

(c)
Amounts included in this column represent the incremental cost of our named executive officers’ spouses and guests participating in certain business-related entertainment events and travel in connection with such events. Where a spouse or guest traveled with a named executive officer utilizing a Company-sponsored aircraft on an otherwise scheduled business flight, there was no incremental cost to the Company associated with the spouse’s or guest’s accompaniment. Where a spouse or guest traveled with a named executive officer utilizing commercial flights, the incremental cost has been calculated based on the actual cost to the Company of the ticket and related fees. With respect to entertainment expenses attributed to a named executive officer’s spouse or guest, the incremental cost is calculated based on the cost of meals or individually-purchased event tickets that are attributable to the spouse’s or guest’s attendance.

(d)
Amounts included in this column represent restoration matching contributions as well as restoration retirement accrual matching contributions made to the Aleris 401(k) Plan on behalf of certain of our named executive officers

(e)
Amounts included in this column represent restoration matching contributions and restoration retirement accrual contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan on behalf of the named executive officers.

(5)
The amounts in this column other than those included in Note 4 above with respect to 2013 include: (i) the dividend payment made in connection with our 2013 stockholder dividend in respect of shares issued to the applicable named executive officer in connection with the vesting of RSU awards prior to the dividend record date in the amounts of $229,390, $95,020, $666,380, $125,078 and $80,650 to Messrs. Stack, Clegg, Demetriou, Baan and Weidenkopf, respectively, and (ii) the dividend equivalent rights payment made in connection with our 2013 stockholder dividend in respect of unvested RSUs that remained outstanding at the time of the dividend record date, in the amounts of $80,950, $56,650, $254,240, $95,624 and $56,650 to Messrs. Stack, Clegg, Demetriou, Baan, and Weidenkopf, respectively. The 2013 dividend payment amounts reported above for Mr. Stack and Mr. Demetriou include dividends paid on 11,001 and 29,025 shares, respectively, which shares were obtained outside of the Equity Incentive Plan.

(6)
Mr. Rychel was appointed our Chief Financial Officer in March 2014. As such, compensation information with respect to Mr. Rychel has been included for only the fiscal years ended December 31, 2014 and 2015.

(7)	Mr. Demetriou left the Company in August 2015.

(8)
To convert compensation values to US$, the year-end conversion rate used by the Company (equaling 1.0073 US$ to 1 CHF for 2015), was applied to each payment. Mr. Baan left the Company in December 2015.

(9)	Mr. Weidenkopf left the Company in September 2015.
Grants of plan-based awards for fiscal year 2015
The following table provides information concerning the plan-based awards (equity awards and non-equity incentive plan awards) for fiscal year 2015. Actual payments under the MIP that have been paid with respect to 2015 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above.

			Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Type	Threshold ($)	Target ($)		Maximum ($)		All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Current Named Executive Officers
Sean M. Stack	10/7/15		—	—		—		—	193,000	23.70	2,034,220
	10/7/15		—	—		—		41,000	—	—	971,700
		MIP	—	827,472		1,654,944		—	—	—	—
Eric M. Rychel	1/20/15		—	—		—		—	35,400	23.70	372,408
	10/7/15		—	—		—		—	36,000	23.70	379,440
	1/20/15		—	—		—		10,200	—	—	241,740
	10/7/15		—	—		—		6,000	—	—	142,200
		MIP	—	324,925		649,850		—	—	—	—
Christopher Clegg		MIP	—	315,000		630,000		—	—	—	—
Former Named Executive Officers
Steven J. Demetriou		MIP	—	1,500,000		3,000,000		—	—	—	—
Roelof IJ. Baan		MIP	—	813,455	(1)	1,626,909	(1)	—	—	—	—
Thomas W. Weidenkopf		MIP	—	300,000		600,000		—	—	—	—

(1)	To convert compensation values to US$, a year-end conversion rate used by the Company (equaling 1.0073 US$ to 1 CHF for 2015) was applied to the estimated possible MIP payouts.
Employment agreements
We are a party to an Employment Agreement with each of our current named executive officers, each of which provides for automatic one-year renewal terms following the end of the current term (one-year terms for each Messrs. Stack and Clegg and an initial three-year term for Mr. Rychel) unless either the executive or the Company provides advanced written notice. Pursuant to the Restated Stack Agreement, the notice of intent not to renew the employment term must be provided, at least 60 days (for Mr. Stack) or at least 30 days (for the Company) prior to the end of the then current term. Pursuant to their Employment Agreements for Messrs. Clegg and Rychel, the notice of intent not to renew the employment term must be provided, at least 60 days (for the executive) or six months (for the Company) prior to the end of the then current term.
The Employment Agreements for each current named executive officer provides for base salary, annual bonus opportunity and the grant of stock options and RSUs, as described herein. Each of the current named executive officers is entitled to participate in all employee benefit plans and programs of the Company and in all perquisite and fringe benefits which are from time to time made available to senior employees by the Company. In addition, the Employment Agreement for each current named executive officer sets forth the rights and obligations of such individual upon a termination of employment, which provisions are described below under the heading “Potential payments upon termination or change in control”.
During his tenure with the Company, each of the former named executive officers was a party to an employment agreement which provided for terms and conditions similar to those as described above for our current named executive officers.
Stockholders agreement
Prior to an initial public offering of Aleris Corporation (which is not guaranteed to occur), if and when any of the stock options granted under the Equity Incentive Plan are exercised and when shares are issued pursuant to the settlement of RSUs granted under the Equity Incentive Plan, each participant, including our named executive officers, automatically becomes a party to the Stockholders Agreement. The Stockholders Agreement provides that the holder of shares of our common stock may not, except in limited circumstances, transfer any of the shares of common stock that are acquired upon the exercise of stock options or settlement of RSUs. In addition, if (i) the Oaktree Funds propose to transfer more than 2% of their common stock to any person who is not an affiliate of the Oaktree Funds or the Apollo Funds, or (ii) if the Oaktree Funds transfer more than 5%

of their common stock to the Apollo Funds and the Apollo Funds in turn transfer such shares to any person who is not an affiliate of the Apollo Funds within 90 days of receiving such shares from the Oaktree Funds, a notice will be issued to provide other stockholders, including the named executive officers, with an opportunity to sell a proportionate number of shares to such person, based on such terms as may be set forth in that notice. Further, if stockholders holding a majority of the outstanding shares of common stock together propose to transfer, in one or a series of transactions, to either (i) a person who is not an affiliate of any of the stockholders in the group proposing such transfer, or (ii) a group that was established to purchase the Company that includes any of the stockholders proposing the transfer or its affiliates, but only if such stockholders proposing the transfer control no more than 10% of the voting securities of such group, the group proposing the transfer will be able to require other stockholders, including the named executive officers, to transfer a proportionate number of their shares of common stock to such person or group. The Stockholders Agreement will terminate upon the consummation of an initial public offering of Aleris Corporation (which is not guaranteed to occur), and will no longer be applicable to shares issued upon the exercise or vesting of stock options or RSUs, respectively.
Outstanding equity awards as of December 31, 2015
The following table provides information concerning outstanding equity awards in respect of shares of common stock of Aleris Corporation as of December 31, 2015 for each of our named executive officers.

	Option awards (1)					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (2)		Market value of shares or units of stock that have not vested ($)(3)
Current Named Executive Officers
Sean M. Stack	183,872	—		16.78	6/1/2020
	45,967	—		25.16	6/1/2020
	45,967	—		33.56	6/1/2020
	25,325	75,975	(4)	27.20	1/21/2024
	—	193,000	(5)	23.70	10/7/2025
						61,475	(6)	1,456,958
Eric M. Rychel	11,053	1,578	(7)	38.01	7/15/2022
	2,400	7,200	(4)	27.20	1/21/2024
	3,750	11,250	(8)	27.20	4/15/2024
	—	35,400	(9)	23.70	1/20/2025
	—	36,000	(10)	23.70	10/7/2025
						24,175	(11)	572,948
Christopher R. Clegg	128,662			16.78	6/1/2020
	32,163			25.16	6/1/2020
	32,163			33.56	6/1/2020
	11,675	35,025	(4)	27.20	1/21/2024
						9,450	(12)	223,965
Former Named Executive Officers
Steven J. Demetriou (13)	—	—				—		—
Roelof IJ. Baan (14)	205,815	—		16.78	3/25/2016
	51,452	—		25.16	3/25/2016
	51,452	—		33.56	3/25/2016
	21,425	—		27.20	3/25/2016	—		—
Thomas W. Weidenkopf (15)	—	—				—		—

(1)
As applicable and in connection with dividends paid on the Company’s common stock in 2010 and 2013, the stock option exercise prices and number of shares underlying the stock options have been adjusted.

(2)	The unvested shares reflected in this column are time-vesting restricted stock units.

(3)	The amounts shown in this column are based upon the valuation of one share of our common stock on December 31, 2015 of $23.70.

(4)
The options shown in this column vested with respect to 25,325, 2,400 and 11,675 on January 15, 2016, and will vest with respect to 50,650, 4,800, and 23,350 on January 15, 2017, for Messrs. Stack, Rychel and Clegg.

(5)	The options shown in this column will vest with respect to 33 1/3% on each of July 11, 2016, July 11, 2017 and July 11, 2018.

(6)
Of the total number of restricted stock units shown in this column: 6,825 vested on January 15, 2016; 13,650 will vest on January 15, 2017; and the remaining 41,000 will vest with respect to 33 1/3% on each of July 11, 2016, July 11, 2017 and July 11, 2018.

(7)	The options shown in this column will vest in two equal installments on February 29, 2016 and May 31, 2016.

(8)	The options shown in this column will vest with respect to 3,750 on April 15, 2016 and 7,500 on April 15, 2017.

(9)	The options shown in this column vested with respect to 9,211 on January 15, 2016, and will vest with respect to 8,850 on January 15, 2017 and 17,339 on January 15, 2018.

(10)	The options shown in this column will vest with respect to 13,434 on October 15, 2016, 11,989 on October 15, 2017 and 10,577 on October 15, 2018.

(11)
Of the total number of restricted stock units shown in this column: 313 vested on February 29, 2016; 312 will vest on May 31, 2016; 1,250 will vest on April 15, 2016; 2,500 will vest on April 15, 2017; 1,200 vested on January 15, 2016; 2,400 will vest on January 15, 2017; 2,654 vested on January 15, 2016, 2,550 will vest on January 15, 2017; 4,996 will vest on January 15, 2018; 2,239 will vest on October 15, 2016; 1,998 will vest on October 15, 2017 and 1,763 will vest on October 15, 2018.

(12)	Of the total number of restricted stock units shown in this column: 3,150 vested on January 15, 2016 and 6,300 will vest on January 15, 2017.

(13)	Mr. Demetriou’s unvested equity awards were forfeited on his last day of employment with the Company. His vested stock options expired 90 days after his last day of employment with the Company.

(14)
Mr. Baan’s unvested equity awards were forfeited on his last day of employment with the Company. His vested stock options will expire on March 25, 2016 (90 days after his last day of employment with the Company).

(15)	Mr. Weidenkopf’s unvested equity awards were forfeited on his last day of employment with the Company. His vested stock options expired 90 days after his last day of employment with the Company.
Option exercises and stock vested January 1 - December 31, 2015
The number of shares acquired on stock option exercise and/or RSU vesting (inclusive of the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events), as applicable, is reported below.

	Option awards			Stock awards
Name	Number of shares acquired on exercise (#)		Value realized on exercise ($)	Number of shares acquired on vesting (#)		Value realized on vesting ($)
Current Named Executive Officers
Sean M. Stack	—		—	6,825	(1)	161,753
Eric M. Rychel	—		—	3,700	(2)	87,690
Christopher R. Clegg	—		—	3,150	(3)	74,655
Former Named Executive Officers
Steven J. Demetriou	342,884	(4)	2,372,757	—		—
Roelof IJ. Baan	—		—	5,775	(5)	136,868
Thomas W. Weidenkopf	128,662	(6)	890,341	2,625	(7)	62,213

(1)	In connection with Mr. Stack’s RSU vesting events, 3,207 shares were issued to the executive and 3,618 shares were surrendered to pay taxes associated with such vesting events.

(2)	In connection with Mr. Rychel’s RSU vesting events, 2,532 shares were issued to the executive and 1,168 shares were surrendered to pay taxes in connection with such vesting events.

(3)	In connection with Mr. Clegg’s RSU vesting events, 1,948 shares were issued to the executive and 1,202 shares were surrendered to pay taxes associated with such vesting events.

(4)
In connection with Mr. Demetriou’s exercise of 342,884 vested stock options with an exercise price of $16.78 per share, 52,611 shares were issued to the executive and 290,273 shares were surrendered to pay the stock option purchase price and taxes associated with such exercise.

(5)	In connection with Mr. Baan’s RSU vesting events, 5,477 shares were issued to the executive and 298 shares were surrendered to pay taxes associated with such vesting events.

(6)
In connection with Mr. Weidenkopf’s exercise of 128,662 vested stock options with an exercise price of $16.78 per share, 19,741 shares were issued to the executive and 108,921 shares were surrendered to pay the stock option purchase price and taxes associated with such exercise.

(7)	In connection with Mr. Weidenkopf’s RSU vesting events, 1,240 shares were issued to the executive and 1,385 shares were surrendered to pay taxes associated with such vesting events.
Pension benefits as of December 31, 2015
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2015. In making this calculation for Messrs. Stack, Clegg and Demetriou, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 3.95%; (c) cash balance interest crediting rates of 2.84% for 2015 and 3.50% for periods after 2015; and (d) a lump sum form of payment. See the disclosure below regarding the assumptions made with respect to Mr. Baan’s Swiss pension benefit.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last Fiscal Year ($)
Current Named Executive Officers
Sean M. Stack	Cash Balance Plan	2.6	26,117	—
Eric M. Rychel	None	—	—	—
Christopher R. Clegg	Cash Balance Plan	2.5	39,276	—
Former Named Executive Officers
Steven J. Demetriou	Cash Balance Plan	2.6	44,078	—
Roelof IJ. Baan (1)	Swiss Pension Plan	7.69	2,212,698	—
Thomas W. Weidenkopf	None	—	—	—

(1)	To convert the present value of accumulated benefit to US$, the year-end conversion rate used by the Company (equaling 1.0073 US$ to 1 CHF for 2015) was applied.
As former Commonwealth Industries, Inc. (a predecessor company to Old AII, Inc.) employees, Messrs. Stack, Clegg and Demetriou are participants in the Cash Balance Plan, which was previously a plan of that predecessor entity. The Cash Balance Plan is a qualified defined benefit plan under the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Participants’ benefits are determined on the basis of a notional account. Accounts are credited with pay credits of 3.5% and 8.0% of earnings for each year of credited service based on the participant’s age. Interest is credited based on applicable rates of interest on U.S. Treasury bonds, subject to a minimum interest rate defined in the Cash Balance Plan. Compensation and benefits are limited to applicable Internal Revenue Code limits. Pay credits were ceased effective December 31, 2006.
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
Mr. Baan is not a participant in the Cash Balance Plan. He participates in one of two versions of the Swiss Pension Plan, a plan operated in accordance with applicable Swiss law. The Swiss Pension Plan provides Mr. Baan with a cash-balance type benefit upon his retirement, whereby, at the participant’s normal retirement date at age 65, he is eligible for an annuity based on his account balance at the time. Under the terms of the plan and Mr. Baan’s employment agreement, service credits of 25% of Mr. Baan’s base salary are contributed annually to the Swiss Pension Plan, and all such contributions are paid by the Company, which includes a mandated contribution under Swiss law. Interest credits are also given on the account balance. No further contributions or interest credits will be provided after retirement. In order to calculate the present value for Mr. Baan’s accumulated benefit, the following assumptions were applied: interest crediting rates on the mandated and supplemental accounts of 1.75% and 1.75%, respectively, a retirement age of 65 and a discount rate of 1.0%.

Nonqualified deferred compensation as of December 31, 2015
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)(3)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)(4)
Current Named Executive Officers
Sean M. Stack	54,331	35,515	—	—	306,891
Eric M. Rychel	20,750	12,880	—	—	66,534
Christopher R. Clegg	34,200	18,860	19	—	241,850
Former Named Executive Officers
Steven J. Demetriou	100,500	83,900	—	—	953,603
Roelof IJ. Baan (5)	—	—	—	—	—
Thomas W. Weidenkopf (5)	—	2,006	—	—	18,377

(1)	This amount reflects a portion of salary that the indicated executive elected to defer during 2015. This amount is included in the “Salary” column of the “Summary compensation table”.

(2)
The full amounts reported as Company contributions have been reported in the “All other compensation” columns in the “Summary compensation table”. Amounts included in this column represent the following contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan: (a) restoration matching contributions on behalf of Messrs. Stack, Rychel, Clegg and Demetriou in the amounts of $32,865, $12,097, $16,760 and $69,800, respectively, and (b) restoration retirement accrual contributions on behalf of Messrs. Stack, Rychel, Clegg and Demetriou and Weidenkopf in the amounts of $2,650, $783, $2,100, $14,100 and $2,006, respectively.

(3)	For 2015, Messrs. Rychel and Demetriou incurred losses of $1,891 and $12,021, respectively, under the Deferred Compensation Plan.

(4)
Of the totals in this column, amounts previously reported in the “Summary compensation table” for previous years are $155,512, 4,378, 138,139, 522,286 and 16,371, respectively, for Messrs. Stack, Rychel, Clegg, Demetriou and Weidenkopf.

(5)	These named executive officers were not participants in our Deferred Compensation Plan in 2015.
Our named executive officers based in the United States are eligible to participate in the Deferred Compensation Plan that benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer a minimum of 10% but not more than 50% of his annual base compensation and between 10-95% of his bonus awarded pursuant to the MIP as compensation deferrals. In addition, the participant may elect to defer between 1-5% of his annual base compensation and between 1-5% of his bonus awarded pursuant to the MIP as restoration deferrals. With respect to amounts contributed to the plan by the participant as restoration deferrals, the Company provides certain matching contributions and employer contributions. The employer contributions are subject to vesting conditions. As of December 31, 2015, Mr. Rychel was 67% vested with respect to his employer contributions, and our other named executive officers were 100% vested with respect to their employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of five or ten years, depending on distribution’s triggering event and the participant’s elections, in compliance with the election and timing rules of Internal Revenue Code Section 409A.
Potential payments upon termination or change in control
As discussed elsewhere in the “Compensation discussion and analysis”, the named executive officers are eligible for severance benefits under their employment agreements, as described below, in the event of certain terminations of employment. In addition, certain provisions are trigged pursuant to the stock option and RSU award agreements in the event of a Change of Control or termination of employment.
Employment agreements
Under the terms of the applicable Employment Agreement, each current named executive officer's employment may be terminated at any time by either party, subject to certain notice provisions and severance obligations in the event of certain specified terminations described herein. The payments and benefits upon each termination of employment scenario as described herein (other than accrued benefits) are generally conditioned upon the execution of a general release of claims against the Company and the executive’s compliance with certain restrictive covenants discussed below.

	Accrued benefits (1)	Earned annual bonus for the prior year	Cash severance payment (2)	Pro-rata bonus (3)	Nonrenewal payment (4)	Continuation of medical benefits (5)
Upon a termination by the Company without Cause or by the executive for Good Reason (each as defined below)	✓	✓	✓	✓		✓
Upon a termination by the Company for Cause or by the executive without Good Reason	✓
Upon a termination due to the executive’s death or disability	✓	✓		✓
Upon a termination by the Company due to nonrenewal (6)	✓				✓	✓
Upon a termination by the Executive due to nonrenewal (7)	✓			✓

(1)
To the extent accrued benefits (i.e., business expenses and vacation) have not yet been paid or used, as applicable, prior to the date of termination, these benefits will be paid as soon as practicable following the date of termination.

(2)
The cash severance payment is equal to 2 times (for Mr. Stack) or 1.5 times (for Messrs. Rychel and Clegg) the sum of the (x) executive’s base salary and (y) for Mr. Stack, annual target bonus and for Messrs. Rychel and Clegg, the average of the bonus earned for the two most recent calendar years prior to the date of termination. It is payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of 24 months for Mr. Stack and 18 months for Messrs. Rychel and Clegg following the date of termination. However, for Mr. Stack, in the event of a termination of employment by the Company without Cause or by the executive for Good Reason in anticipation of or within twelve months following a Change of Control (as defined in the Plan), the cash severance payment will be paid in a cash lump sum within 30 days following the date of termination, to extent permissible without penalty under the applicable tax rules.

(3)	The pro-rata bonus is determined based on the executive’s annual target bonus adjusted for the number of days the executive was employed during the calendar year.

(4)
For Mr. Stack, the nonrenewal payment is calculated and paid in the same manner as the cash severance payment. For Messrs. Rychel and Clegg, the nonrenewal payment is calculated and paid in the same manner as the cash severance payment except the multiple for calculation for is 1 rather than 1.5.

(5)
In connection with a termination by the Company without Cause or by the executive for Good Reason, Medical Coverage continues for 24 months for Mr. Stack or 18 months for Messrs. Rychel and Clegg. In connection with a termination by the Company due to nonrenewal, medical coverage continues for 24 months for Mr. Stack or 12 months for Messrs. Rychel and Clegg.

(6)
The Company must provide at least six months’ notice (30 days’ notice for Mr. Stack) in the event it elects not to renew any such named executive officer’s employment at the end of the then-outstanding term in accordance with the terms of the Employment Agreement.

(7)
Each executive is required to provide at least 60 days’ notice in the event they elect to not renew his Employment Agreement at the end of the then-outstanding term in accordance with the terms of the Employment Agreement.

None of the Employment Agreements with Messrs. Stack, Rychel and Clegg provide for any additional severance benefits in the event of a Change of Control; however, a Change of Control and an executive’s termination of employment in connection with a Change of Control may, in certain instances, result in acceleration of vesting of any such executive’s equity award holdings, as described below.
Each current named executive officer agreed in their Employment Agreement to be bound by certain restrictive covenants, including a confidentiality provision. Each Employment Agreement also obligates each such named executive officer to agree to not (i) solicit, hire, or encourage any such person to terminate employment with Aleris International or its affiliates, anyone employed by Aleris International within six months of such hiring date, for a period of two years (for Mr. Stack) or 18 months (for Messrs. Rychel and Clegg) following his termination; (ii) compete with Aleris International for a period of two years (for Mr. Stack) or 18 months (for Messrs. Rychel and Clegg) following his termination; and (iii) defame or disparage Aleris International, its affiliates and their respective officers, directors, members and executives.
Certain Definitions
In each applicable employment agreement, “Cause” is defined to mean the occurrence of any of the following, if the executive has not cured such behavior, where applicable, within 30 days after receiving notice from Aleris International:

•	a material breach by the executive of the employment agreement;

•	other than as a result of physical or mental illness or injury, the executive’s continued failure to substantially perform his duties;

•	gross negligence or willful misconduct by the executive which causes or reasonably should be expected to cause material harm to Aleris International or the Company and its subsidiaries;

•
material failure by the executive to use best reasonable efforts to follow lawful instructions of the Board of Directors or, for the named executive officers other than Mr. Stack, his direct supervisor; or

•	the executive’s indictment for, or plea of nolo contendere to, a felony involving moral turpitude or other serious crime involving moral turpitude.
In each applicable employment agreement, “Good Reason” is defined to mean the occurrence of any of the following, without the named executive officer’s prior written consent, if Aleris International has not cured such behavior within 60 days after receiving notice from the executive:

•	a material reduction in base salary or annual bonus opportunity;

•	a material diminution in position, duties, responsibilities or reporting relationships;

•	a material breach by Aleris International or the Company of any material economic obligation under the employment agreement or stock option or RSU award agreements; or

•	a change of principal place of employment to a location more than seventy-five miles from such principal place of employment as of the effective date of the applicable employment agreement.
“Change of Control” (defined as “Change of Control” in the Equity Incentive Plan) is defined as the occurrence of any one of the following events:

•
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

•
any merger, consolidation, reorganization, recapitalization, tender or exchange offer or any other transaction with or affecting the Company following which any person or group, other than the Initial Investors and their affiliates, beneficially owns more than 50% of the Voting Securities of the surviving entity;

•
the sale, lease, exchange, transfer or other disposition of all, or substantially all, of the assets of the Company and its consolidated subsidiaries, other than to a successor entity of which the Initial Investors and their affiliates beneficially own 50% or more of the Voting Securities; or

•
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
Equity award agreements
Under the Equity Incentive Plan and equity award agreements, upon a Change of Control, each tranche of our current named executive officer’s stock options and the RSUs would vest to the extent necessary to make the aggregate percentage of all applicable tranches of the stock options and the RSUs that have become vested as of the date of such Change of Control at least equal to the percentage by which the Initial Investors have reduced their combined common stock interest in the Company. The remaining unvested tranches, if applicable, would continue to vest in accordance with their terms. If the Initial Investors’ combined common stock interest in the Company is reduced by 75% or more, then all applicable tranches of the stock option and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares held collectively by the Initial Investors as of June 1, 2010 and still held by them immediately following the Change of Control to the number of shares they held on June 1, 2010 (to be adjusted for stock splits, stock dividends and similar events).
Upon a voluntary termination of employment by Messrs. Stack, Rychel and Clegg without Good Reason, such named executive officer would forfeit all unvested options and RSUs immediately and would have the lesser of 90 days or the remaining term to exercise all vested options. Upon a termination of employment by the Company for Cause, the named executive officer would forfeit all options (whether vested or unvested) and unvested RSUs. Upon a termination of employment by the Company without Cause or by the named executive officer for Good Reason (including due to the non-extension of any applicable employment term by the Company) for each named executive officer, each tranche, if applicable, of unvested options and all unvested RSUs would become immediately vested: as to 50% of Mr. Stack’s equity awards granted in 2015, Mr. Rychel’s options granted in October 2015 and Mr. Clegg’s stock options granted in January 2014; and 33 1/3% with respect to the equity awards granted to Mr. Stack prior to 2015, the equity awards granted to Mr. Rychel in 2015 (other than the options granted to him in October 2015) and all equity awards granted to Mr. Clegg (other than the options granted to him in January 2014). For Mr. Rychel’s equity awards granted prior to 2015, all unvested options and all unvested RSUs would be forfeited. The named executive officer would then have six months to exercise all vested options.
In addition, for Messrs. Stack, Rychel (in respect of only his equity awards granted in 2015) and Clegg, if any such named executive officer’s employment is terminated by the Company without Cause or by the named executive officer for Good Reason in each case, in anticipation of or within twelve months following a Change of Control, any unvested options and all RSUs would become vested immediately with any options remaining exercisable for the shorter of twelve months from the date of the termination of employment or the length of the remaining term to exercise all vested options. If the named executive officer’s employment is terminated as a result of death or disability, all unvested options and RSUs would be forfeited immediately and the named executive officer would have the shorter of one year or the length of the remaining term to exercise all vested options.
Calculation of current named executive officers’ potential payments
The payments and benefits to which our current named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change of Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2015. For this purpose, we have assumed a value of $23.70 per share of our common stock. (The actual payments and benefits received by each of our former named executive officers are described below under “Calculation of former named executive officers’ payments”.)

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. due to Non-Renewal of Term	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment ($)(1)	Cash and benefits ($)(2)	Cash and benefits ($)(3)	Value of equity acceleration ($)(4)	Cash and benefits ($)(5)	Value of equity acceleration ($)(6)
Sean M. Stack	67,308	4,831,814	4,831,814	480,778	894,780	1,456,958
Eric M. Rychel	31,923	733,369	1,484,148	126,700	356,848	572,947
Christopher R. Clegg	32,308	791,926	1,566,560	73,897	347,308	223,965

(1)	The amounts in this column include only payment of vacation, as of December 31, 2015.

(2)
The amount of Cash and Benefits in the event of a termination by Aleris International due to non-renewal of the employment term (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2015) includes, in addition to the amounts described in Note 5 below, the payment of the executive’s nonrenewal payment and an estimated value of continued medical benefits.

(3)
The amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2015) includes, in addition to the amounts described in Note 5 below, the payment of the executive’s cash severance payment and an estimated value of continued medical benefits.

(4)	Upon termination by Aleris International without Cause or by the Executive for Good Reason, the named executive officers’ remaining unvested options and RSUs will vest as described above.

(5)
The amounts in this column include payment of vacation for all named executive officers as of December 31, 2015, as well as payment of each executive’s 2015 MIP bonus (assuming payout at target level and termination on December 31, 2015).

(6)
The Change in Control equity valuation assumes that the Oaktree Funds would reduce their combined common stock interest of the Company by more than 75%, triggering the full vesting of outstanding equity awards.

Calculation of former named executive officers’ potential payments
Messrs. Demetriou, Baan and Weidenkopf each terminated their employment with the Company in 2015.
During tenure with the Company, each of our former named executive officers was party to an employment agreement that provided, in the event of termination of employment by the executive without Good Reason (as defined above), the executive would be entitled to only payment of accrued benefits. As of their respective date of termination, each former named executive officer did not have any accrued but unpaid benefits owed to him by the Company. All payments received by each former named executive officer in connection with their termination of employment with the Company are set forth above in the “Summary compensation table".

Additionally, pursuant to the terms of the Restated Demetriou Agreement and the partial option cancellation agreement, in connection with his departure, Mr. Demetriou was required to repay 75% of the after-tax portion of the optional cancellation payment he received in 2013 ($1,723,757), which amount he repaid to the Company in August 2015.
Each of the former named executive officers held prior to their respective date of termination unvested RSUs and outstanding options. Pursuant to the terms of their applicable award agreements, upon their termination of employment without Good Reason, all of their unvested RSUs were forfeited immediately as of the their respective date of termination, and all of their options which were vested of their respective date of termination would remain outstanding for the 90-day period thereafter. Each of the former named executive officers has elected to exercise a portion of their vested stock options which were outstanding as of the date of his respective termination.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2015.
Brian Laibow
Lawrence W. Stranghoener
G. Richard Wagoner, Jr.
Compensation Committee Interlocks and Insider Participation
Other than Messrs. Stack and Demetriou, none of our directors have ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Laibow, Stranghoener and Wagoner serve as the members of our Compensation Committee. During 2015, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.
Director compensation
On January 15, 2014, the Board authorized, for fiscal years 2014 through 2016, annual restricted stock unit awards to each Aleris Outside Director having a fair market value of $90,000 as of the applicable grant date. These awards have a one-year vesting period.
On January 15, 2014, the Board of Directors set, effective as of January 1, 2014, the annual cash retainer at $90,000 for each director, payable in calendar quarterly installments, and also set, effective as of January 1, 2014, Mr. Lawrence W. Stranghoener’s additional cash payment for his service as Chair of our Audit Committee at $18,750, payable in calendar quarterly installments. These amounts were set to more closely align our director compensation program with competitive market practice.
For each of the directors appointed by the Oaktree Funds (the “Oaktree Directors”), all cash and non-cash compensation paid to each Oaktree Director with respect to their service as one of our directors is turned over to an Oaktree affiliate pursuant to an agreement between the Oaktree Funds and the Oaktree Director as part of his or her employment with the Oaktree Funds.

Director compensation for fiscal year 2015
The following table sets forth a summary of compensation with respect to our directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2015.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Brook Hinchman (1)(2)	22,500	—	22,500
Scott L. Graves (2)	90,000	89,989	179,989
Michael Kreger (2)	90,000	89,989	179,989
Brian Laibow (2)	90,000	89,989	179,989
Matthew R. Michelini (3)	—	—	—
Donald T. Misheff (4)	90,000	89,989	179,989
Robert O’Leary (2)	90,000	89,989	179,989
Emily Stephens (2)	90,000	89,989	179,989
Lawrence W. Stranghoener (5)	108,750	89,989	198,739
G. Richard Wagoner, Jr. (6)	90,000	89,989	179,989

(1)	Mr. Brook Hinchman joined our Board on December 2, 2015.

(2)
Messrs. Brook Hinchman, Scott L. Graves, Michael Kreger, Brian Laibow and Robert O’Leary and Ms. Emily Stephens have been appointed to the Board of Directors by the Oaktree Funds. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree and is not kept by the individual. Messrs. Graves, Kreger, Laibow and O’Leary and Ms. Emily Stephens were granted equity awards. As such, as of December 31, 2015, each of Messrs. Graves, Kreger, Laibow and O’Leary and Ms. Stephens (a) each held 0 shares of Aleris Corporation common stock, (b) each had 3,797 unvested RSUs, which vested on January 15, 2016; and (c) held 21,291, 0, 21,291, 37,263 and 26,616 (as adjusted), respectively, outstanding stock option awards, all of which were vested. Additionally, on February 1, 2016, each of Messrs. Hinchman, Graves, Kreger, Laibow and O’Leary and Ms. Stephens were granted 3,797 RSUs, which will vest as to 100% on February 1, 2017.

(3)
Mr. Matthew R. Michelini joined our Board on December 2, 2015. Mr. Michelini is a partner of the Apollo Funds but has not been appointed to our Board by the Apollo Funds, and he has advised the Corporation that he waives all cash and non-cash compensation (including equity awards) with respect to his service as one of our directors. On December 31, 2015, Mr. Michelini held 0 shares of Aleris Corporation common stock.

(4)
On December 31, 2015, Mr. Donald T. Misheff held 3,308 shares of Aleris Corporation common stock and 3,797 unvested RSUs, which vested on January 15, 2016. Additionally, on February 1, 2016, Mr. Misheff was granted 3,797 RSUs, which will vest as to 100% on February 1, 2017.

(5)
On December 31, 2015, Mr. Lawrence W. Stranghoener held 6,308 shares of Aleris Corporation common stock, 3,797 unvested RSUs, which vested on January 15, 2016 and 26,616 (as adjusted) outstanding stock option awards all of which were vested. Additionally, on February 1, 2016, Mr. Stranghoener was granted 3,797 RSUs, which will vest as to 100% on February 1, 2017.

(6)
On December 31, 2015 Mr. G. Richard Wagoner held 23,308 shares of Aleris Corporation common stock and 3,797 unvested RSUs, which vested on January 15, 2016. Additionally, on February 1, 2016, Mr. Wagoner was granted 3,797 RSUs, which will vest as to 100% on February 1, 2017.

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

•
If the stockholders of the Company do not re-elect or reappoint a director to our Board of Directors and the Board of Directors of Aleris International prior to the end of the applicable vesting period, all restrictions will lapse with respect to restricted stock and all RSUs will vest. If board service ceases for any other reason, all unvested restricted shares or RSUs are forfeited.

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

•
All outside director stock options are 100% vested. They will terminate as follows: (1) if the stockholders of the Company do not re-elect or reappoint the director to the Board of Directors of the Company and Aleris International or the director is removed from service on the Board of Directors of the Company and Aleris International, the stock option will terminate six months after service ends; (2) if the board service ends due to death, the stock option will terminate twelve months after the date of death; and (3) if board service ends for any other reason, the stock option will terminate 90 days after service ends.

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

If a director is serving on the Board of Directors of the Company at the time of a Change of Control, his or her then restricted shares, RSUs or stock options will vest to the extent necessary to make the cumulative percentage of the award granted that has become vested as of such Change of Control at least equal to the percentage by which the Oaktree Funds have reduced their combined common stock interest in the Company. If the Oaktree Funds’ combined common stock interest in the Company is reduced by 75% or more, then all stock options and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares acquired by the Oaktree Funds on June 1, 2010 and still held by them immediately following the Change of Control to the number of shares of our common stock that they held as of June 1, 2010 (to be adjusted for stock splits, stock dividends, and similar events).
Equity Incentive Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	2,630,758	(3)	$23.87	(4)	2,162,741
Total	2,630,758		$23.87	(4)	2,162,741

(1)	Represents Aleris Corporation’s 2010 Equity Incentive Plan, which was adopted on June 1, 2010.

(2)	The number of shares of common stock of Aleris Corporation authorized under the 2010 Equity Incentive Plan was 5,328,875 as of December 31, 2015.

(3)	Includes 2,380,616 outstanding stock options and 250,142 unvested RSUs granted under Aleris Corporation’s 2010 Equity Incentive Plan.

(4)	Weighted average exercise price is based on 2,380,616 outstanding options. Calculation excludes restricted stock units.
The Equity Incentive Plan was established to attract, retain, incentivize and motivate officers and employees of, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2015, awards of stock options, restricted stock and RSUs have been granted all with respect of Aleris Corporation common stock.
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
Stock Subject to the Plan. As of December 31, 2015, the maximum number of shares of Aleris Corporation’s common stock issuable in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, was 5,328,875, and of that amount, grants of RSUs were limited to 795,417 shares.
Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. All stock options outstanding as of December 31, 2015 were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant). Stock options granted have a variety of vesting schedules (e.g., quarterly, annually, cliff and ratable vesting) over a period not to exceed four years with adjustments to the standard vesting installments to reflect actual hire and/or promotion dates as of the date of grant.
Restricted Stock Unit Awards. RSUs awarded under the Equity Incentive Plan consist of a grant by the Company of a specified number of units, which on the date of grant each represent one hypothetical share of Aleris Corporation common stock credited to an account of the award recipient, with no actual shares of Aleris Corporation common stock being issued until the RSU award has vested and are settled or the RSUs are otherwise settled in accordance with the RSU Agreement. All RSUs outstanding have a variety of vesting schedules (e.g., quarterly, annually, cliff and ratable vesting) over a period not to exceed four years with adjustments to the standard vesting installments to reflect actual hire and/or promotion dates as of the date of grant.
Non-Transferability of Awards. Awards, including stock options and RSUs, granted under the Equity Incentive Plan may not be transferred or assigned, other than by will or the laws of descent and distribution, unless the committee determines otherwise.
Adjustment of Shares and Change of Control. In the event of, among other events, an extraordinary distribution, stock dividend, recapitalization, stock split, reorganization, merger, spin-off, or other similar transaction, the number and kind of shares, in the aggregate, reserved for issuance under the Equity Incentive Plan will be adjusted to reflect the event. In addition, the committee may make adjustments to the number, exercise price, class, and kind of shares or other consideration underlying the awards. In the event of Change of Control (as defined in the Equity Incentive Plan), unless otherwise prohibited under applicable law or unless specified in an award agreement, the committee is authorized, but not obligated, with respect to any or all awards, to make adjustments in the terms and conditions of outstanding awards, including, but not limited to, causing the awards, as part of the Change of Control triggering event, to be continued, substituted, or canceled for a cash payment (or a payment in the same form as other stockholders are receiving in the Change of Control triggering event). In the event the awards are canceled, the payment would be equal to (i) for RSUs, the fair market value of the shares underlying the RSUs being canceled and (ii) for stock options, the excess, if any, between the fair market value of the shares underlying the stock options over the exercise price of the stock options being canceled. The committee may also accelerate the vesting of outstanding stock options or RSUs, or may adjust the expiration of any outstanding stock options. With respect to all outstanding awards, in the event that the Company is involved in a Change of Control, a portion of an award holder’s stock option that remains unvested at such time will become vested and exercisable. The portion of the unvested stock options that will become vested and exercisable is based on a formula that, after it is applied at the time of the Change of Control event, results in the percentage of the holder’s cumulative stock options that are vested and exercisable equaling the percentage by which the Initial Investors (as defined in the Equity Incentive Plan) reduced their collective ownership in the Company as part of the Change of Control (as defined in the Equity Incentive Plan and generally described below). If the Initial Investors collectively reduce their ownership in the Company by 75% or more, then any unvested stock options will vest, and become exercisable, in full.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of February 5, 2016 by (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and current named executive officer; and (3) all directors and current executive officers as a group.
Percentage of class beneficially owned is based on 31,891,866 shares of common stock outstanding as of February 5, 2016, together with the applicable options (1) to purchase shares of common stock for each stockholder exercisable on February 5, 2016 or within 60 days thereafter and the number of shares issuable upon the vesting of restricted stock units held by the stockholder that is scheduled to occur within 60 days of February 5, 2016 and (2) the number of shares issuable upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris corporation common stock. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 5, 2016, upon the vesting of restricted stock units within 60 days after February 5, 2016 and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock are deemed outstanding for computing the percentage ownership of the person holding the options, restricted stock units, or exchangeable notes, as the case may be, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Securities That Can Be Acquired By Holder (2)	Total	Percent of Class
Oaktree Funds (3)(4)	18,160,142	1,770,229	19,930,371	59.21%
Apollo Funds (3)(5)	5,553,946	510,016	6,063,962	18.72%
Sankaty Funds (3)(6)	2,904,773	261,939	3,166,712	9.85%
Caspian Funds (3)(7)	2,560,889	136,358	2,697,247	8.42%
Sean M. Stack	33,367	326,456	359,823	1.12%
Christopher R. Clegg	17,140	216,338	233,478	*
Eric M. Rychel	7,598	29,916	37,514	*
Lawrence Stranghoener	10,105	26,616	36,721	*
G. Richard Wagoner	27,105	—	27,105	*
Donald T. Misheff	7,105	—	7,105	*
Brook Hinchman (8)	—	—	—	*
Emily Stephens (8)	—	—	—	*
Scott Graves (8)	—	—	—	*
Michael Kreger (8)	—	—	—	*
Brian Laibow (8)	—	—	—	*
Matthew R. Michelini			—	*
Robert O’Leary (8)	—	—	—	*
All current executive officers and directors as a group (13 persons)	102,420	599,326	701,746	2.16%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Represents the number of shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 5, 2016, upon the vesting of restricted stock units within 60 days after February 5, 2016, and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock.

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

(4)
Represents all equity interests owned by OCM Opportunities ALS Holdings, L.P., OCM High Yield Plus ALS Holdings, L.P., Oaktree European Credit Opportunities Holdings, Ltd., and OCM FIE, LLC. Of the shares included, 16,848,918 are held by OCM Opportunities ALS Holdings, L.P.; 999,065 are held by OCM High Yield Plus ALS Holdings, L.P.; 270,336 are held by Oaktree European Credit Opportunities Holdings, Ltd.; and 148,284 are held by OCM FIE, LLC, which includes 106,461 shares which may be acquired upon exercise of options that are vested. The mailing address for the owners listed above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 9007.

The general partner of OCM Opportunities ALS Holdings, L.P. and OCM Opportunities ALS Holdings, L.P. is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Stephen Kaplan and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by OCM Opportunities ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM Opportunities ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The general partner of OCM High Yield Plus ALS Holdings, L.P. is Oaktree Fund GP IIA, LLC. The managing member of Oaktree Fund GP IIA, LLC is Oaktree Fund GP II, L.P. The general partner of Oaktree Fund GP II, L.P. is Oaktree Capital II, L.P. The general partner of Oaktree Capital II, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Stephen Kaplan and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by OCM High Yield Plus ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM High Yield Plus ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The director of Oaktree European Credit Opportunities Holdings, Ltd. is Oaktree Europe GP, Ltd. Oaktree Europe GP, Ltd. is also the general partner of Oaktree Capital Management (UK) LLP, which is the portfolio manager to Oaktree European Credit Opportunities II, Ltd. The sole shareholder of Oaktree Europe GP, Ltd. is Oaktree Capital Management (Cayman), L.P. The general partner of Oaktree Capital Management (Cayman), L.P. is Oaktree Holdings, Ltd. The sole shareholder of Oaktree Holdings, Ltd. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Stephen Kaplan and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by Oaktree European Credit Opportunities Holdings, Ltd. Each of the directors, general partners, managers, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by each of Oaktree European Credit Opportunities Holdings, Ltd., except to the extent of any pecuniary interest therein. The address for Oaktree Capital Management (UK) LLP is 27 Knightsbridge, 4th Floor, London SW1X 7LY, United Kingdom, and the address for all other entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The managing member of OCM FIE, LLC is Oaktree Capital Management, L.P. The general partner of Oaktree Capital Management, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Stephen Kaplan and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by OCM FIE, LLC. Each of the general partners, managing members, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM FIE, LLC except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(5)
Represents 5,553,946 shares of common stock held of record by Apollo ALS Holdings II, L.P. (“Apollo ALS Holdings”). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include 510,016 shares of common stock issuable upon exchange of the $8,553,015 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes that are held by Apollo ALS Holdings.

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

(6)
Represents all equity interests of 111 Capital LP, Nash Point CLO, Prospect Harbor Designated Investments, L.P., Sankaty Beacon Investment Partners Partner, L.P., Race Point II CLO, Limited, Race Point III CLO Limited, Race Point IV CLO, Ltd., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., Sankaty Special Situations I Grantor Trust, Sankaty Credit Opportunities Grantor Trust, Sankaty High Yield Partners II Grantor Trust, Sankaty High Yield Partners III Grantor Trust and SR Group, LLC (collectively, the “Sankaty Funds”). The mailing address of the Sankaty Funds is c/o Sankaty Advisors, LP, 200 Clarendon Street, Boston, MA 02116.

In addition, the Sankaty Funds hold $4,392,855 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 261,939 shares of Aleris Corporation common stock). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Sankaty Funds upon exchange of Aleris International’s 6% senior subordinated exchangeable notes.
Sankaty Advisors, LP, a Delaware limited partnership (“Sankaty Advisors”), is the collateral manager to Nash Point CLO, an Irish public unlimited company (“NP”), Race Point II CLO, Limited, a Cayman Islands exempted company (“RP II”), Race Point III CLO Limited, an Irish public unlimited company (“RP III”), and Race Point IV CLO, Ltd., a Cayman Islands exempted company (“RP IV”). By virtue of these relationships, Sankaty Advisors may be deemed to have voting and dispositive power with respect to the shares of common stock held by each of NP, RP II, RP III, and RP IV. Sankaty Advisors disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
111 Capital Investors, LLC, a Delaware limited liability company (“111 Capital Investors”), is the trustee of 111 Capital Grantor Trust (“111”). Sankaty Credit Opportunities Investors, LLC, a Delaware limited liability company (“SCOI”), is the trustee of Sankaty Credit Opportunities Grantor Trust (“COPs”). Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company (“SCOI II”), is the sole general partner of Sankaty Credit Opportunities II, L.P., a Delaware limited partnership (“COPs II”). Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), is the sole general partner of Sankaty Credit Opportunities III, L.P., a Delaware limited partnership (“COPs III”). Sankaty Credit Opportunities Investors IV, LLC, a Delaware limited liability company (“SCOI IV”), is the sole general partner of Sankaty Credit Opportunities IV, L.P., a Delaware limited partnership (“COPs IV”). Sankaty Beacon Investors, LLC, a Delaware limited liability company (“Beacon Investors”) is the sole general partner of Prospect Harbor Designated Investments, L.P. (“Prospect Harbor”) and Sankaty Beacon Investment Partners, L.P. (“Beacon”). Sankaty Special Situations Investors I, LLC, a Delaware limited liability company (“SSS I Investors”), is the trustee of Sankaty Special Situations I Grantor Trust (“SSS I”). Sankaty Credit Member, LLC, a Delaware limited liability company (“SCM”), is the managing member of 111 Capital Investors, SCOI, SCOI II,

SCOI III, SCOI IV, Beacon Investors and SSS I Investors. By virtue of these relationships, SCM may be deemed to share voting and dispositive power with respect to the shares of common stock held by 111, COPs, COPs II, COPs III, COPs IV, Prospect Harbor, Beacon and SSS I. SCM and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Credit Opportunities Investors (Offshore) IV, L.P., a Cayman Islands exempted limited partnership (“SCOIO IV”), is the sole general partner of Sankaty Credit Opportunities (Offshore Master) IV, L.P., a Cayman Islands exempted limited partnership (“COPs IV Offshore”). Sankaty Credit Member II, Ltd., a Cayman Islands exempted limited partnership (“SCMII”) is the sole general partner of SCOIO IV. By virtue of these relationships, SCMII may be deemed to share voting and dispositive power with respect to the shares of common stock held by COPs IV Offshore. SCMII and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty High Yield Asset Investors II, LLC, a Delaware limited liability company (“SHYA II”), is the trustee of Sankaty High Yield Partners II Grantor Trust (“Sankaty II”). Sankaty Investors II, LLC, a Delaware limited liability company (“SI II”), is the managing member of SHYA II. Sankaty High Yield Asset Investors III, LLC, a Delaware limited liability company (“SHYA III”), is the trustee of Sankaty High Yield Partners III Grantor Trust (“Sankaty III”). Sankaty Investors III, LLC, a Delaware limited liability company (“SI III”), is the managing member of SHYA III. By virtue of these relationships, SI II and SI III may be deemed to share voting and dispositive power with respect to the shares of common stock held by Sankaty II and Sankaty III. SI II, Sankaty III and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Advisors is the sole member of SR Group, LLC, a Delaware limited liability company (“SR”). Sankaty Advisors may be deemed to share voting and dispositive power with respect to the shares of common stock held by SR. Sankaty Advisors disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
The business address of each of the entities above is c/o Sankaty Advisors, LP, 200 Clarendon Street, Boston, MA 02116.

(7)
Represents all equity interests of Caspian HLSC1 LLC, Caspian Select Credit Master Fund Ltd., Caspian Solitude Master Fund L.P., Caspian SC Holdings LP, Mariner LDC and one other account advised by Caspian Capital LP (collectively, the “Caspian Funds”). The mailing address of all Caspian Funds except Mariner LDC is 767 Fifth Avenue, 45th Floor, New York, New York 10153. The mailing address of Mariner LDC is c/o Mariner Investment Group, 500 Mamaroneck Avenue, Harrison, New York 10528. Since June 1, 2013, Aleris International’s 6% exchangeable senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable upon exchange of the $2,286,729 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 136,358 shares of Aleris Corporation common stock) held by the Caspian Funds. Mr. Adam Cohen and Mr. David Corleto each have sole voting and dispositive power with respect to the shares of common stock reported as beneficially owned by the Caspian Funds. Mr. Cohen and Mr. Corleto disclaim beneficial ownership of such securities except to the extent of their pecuniary interest therein.

(8)
Each of Ms. Emily Stephens and Messrs. Brook Hinchman, Scott Graves, Brian Laibow, Michael Kreger and Robert O’Leary, by virtue of being an authorized officer of Oaktree Fund GP I, L.P., Oaktree Fund GP II, L.P. and Oaktree Capital Management, L.P., may be deemed to have or share beneficial ownership of shares beneficially owned by the Oaktree Funds. Each of Ms. Stephens, Messrs. Hinchman, Graves, Laibow, Kreger and O’Leary expressly disclaims beneficial ownership of such shares, except to the extent of his or her direct pecuniary interest therein. See Note (3) above.

With respect to the less than 1% of shares held directly by each of Ms. Stephens, Messrs. Hinchman, Graves, Kreger, Laibow and O’Leary, these shares are held for the benefit of OCM FIE, LLC (“FIE”), a wholly owned subsidiary of Oaktree.
Each of Ms. Stephens, Messrs. Hinchman, Graves, Kreger, Laibow and O’Leary are officers of one or more Oaktree entities. As part of his or her employment with Oaktree and pursuant to the policies of Oaktree Capital Management, L.P., each of Ms. Stephens, Messrs. Hinchman, Graves, Kreger, Laibow and O’Leary must hold such shares on behalf of and for the sole benefit of FIE and has assigned all economic, pecuniary and voting rights to FIE. Each of Ms. Stephens, Messrs. Hinchman, Graves, Laibow, Kreger and O’Leary disclaim beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE.
Stockholders Agreement
On June 1, 2010, Aleris Corporation entered into a stockholders agreement with the Investors and each other holder of Aleris Corporation’s common stock (together with the Investors, the “Stockholders”) that provides for, among other things,

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
Composition of Our Board of Directors
Our Board of Directors consists of eleven directors, one of which is our President and Chief Executive Officer and six of which were appointed by the Oaktree Funds which own indirectly a majority of our outstanding equity. The six directors appointed by the Oaktree Funds are Messrs. Hinchman, Graves, Kreger, Laibow and O’Leary and Ms. Stephens. Our bylaws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his or her successor is elected.
Director Independence
We are a privately held corporation. We consider Mr. Stack an “executive director” due to his employment relationship with us. We consider Messrs. Hinchman, Graves, Kreger, Laibow and O’Leary and Ms. Stephens “Oaktree affiliated directors” as they were designated as directors by the Oaktree Funds, our largest indirect stockholder owning a majority of our outstanding equity, pursuant to our Stockholders Agreement. We consider Messrs. Michelini, Misheff, Stranghoener and Wagoner to be “non-Oaktree affiliated directors” since they were appointed as directors in the normal course.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The aggregate fees billed for professional services by Ernst & Young LLP in 2015 and 2014 were:

Type of Fees	2015	2014
	(in thousands)
Audit fees	$4,229	$7,719
Audit related fees	4	77
Tax fees	18	6
Total	$4,251	$7,802
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of Aleris’s consolidated financial statements included in its annual report, the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 10-Q, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits. “Audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, none of which were incurred in 2015 or 2014.

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

ALERIS CORPORATION

March 9, 2016	By:	/s/ Eric M. Rychel
Eric M. Rychel Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean M. Stack	President and Chief Executive Officer and Director	March 9, 2016
Sean M. Stack	(Principal Executive Officer)

/s/ Eric M. Rychel	Executive Vice President, Chief	March 9, 2016
Eric M. Rychel	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ I. Timothy Trombetta	Vice President and Controller	March 9, 2016
I. Timothy Trombetta	(Principal Accounting Officer)

/s/ Scott L. Graves	Non-Executive Chairman	March 9, 2016
Scott L. Graves

/s/ Brook D. Hinchman	Director	March 9, 2016
Brook D. Hinchman

/s/ Michael Kreger	Director	March 9, 2016
Michael Kreger

/s/ Brian K. Laibow	Director	March 9, 2016
Brian K. Laibow

/s/ Matthew R. Michelini	Director	March 9, 2016
Matthew R. Michelini

/s/ Donald T. Misheff	Director	March 9, 2016
Donald T. Misheff

/s/ Robert O’Leary	Director	March 9, 2016
Robert O’Leary

/s/ Emily Stephens	Director	March 9, 2016
Emily Stephens

/s/ Lawrence W. Stranghoener	Director	March 9, 2016
Lawrence W. Stranghoener

/s/ G. Richard Wagoner, Jr.	Director	March 9, 2016
G. Richard Wagoner, Jr.

Exhibit Index

Exhibit
Number	Description

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

2.2.1
Amendment No. 1 to the Purchase and Sale Agreement dated as of January 26, 2015, by and among Aleris Corporation and Real Alloy Holding, Inc. (f/k/a SGH Acquisition Holdco, Inc.) (filed as Exhibit 2.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed August 4, 2015, and incorporated herein by reference).

2.2.2
Amendment No. 2 to the Purchase and Sale Agreement dated as of February 26, 2015, by and among Aleris Corporation and Real Alloy Holding, Inc. (f/k/a SGH Acquisition Holdco, Inc.) (filed as Exhibit 2.2 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed August 4, 2015, and incorporated herein by reference).

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

Exhibit
Number	Description

Aleris International, Inc.’s Current Report on Form 8-K (File No. 333-173170) filed on October 25, 2012, and incorporated herein by reference).

4.8	Form of 7 7/8% Senior Notes due 2020 (included as part of Exhibit 4.6 above).

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

10.1.1
Consent, Release and First Amendment to Amended and Restated Credit Agreement and Other Credit Documents, dated as of February 27, 2015, among Aleris International, Inc., the other borrowers party thereto, the lenders party thereto and Bank of America N.A., as administrative agent (filed as Exhibit 4.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443 filed on March 5, 2015, and incorporated herein by reference).

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

10.4
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

10.5
Pledge and Security Agreement, dated June 15, 2015, among Aleris International, Inc., the other Domestic Borrowers party thereto, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed June 19, 2015, and incorporated herein by reference).

Exhibit
Number	Description

10.6†
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

10.6.2†
Amendment 2 to Employment Agreement by and among Aleris Corporation and Sean M. Stack (filed as Exhibit 10.5.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.7†
Form of Employment Agreement dated as of June 1, 2010 by and among Aleris International, Inc., Aleris Holding Company and each of Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.7 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.7.1†
Form of Amendment of Form of Employment Agreement by and among Aleris Corporation and each of Christopher R. Clegg and Thomas W. Weidenkopf (filed as Exhibit 10.6.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.7.2†
Form of Amendment to Employment Agreement by and among Aleris International, Inc. (with respect to Messrs. Stack, Clegg and Weidenkopf), Aleris Switzerland GmbH (with respect to Mr. Baan), Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf and Roelof IJ. Baan (filed as Exhibit 10.6 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721) filed January 22, 2014, and incorporated herein by reference).

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

10.8.2†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 15, 2014 (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.8.3†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 21, 2014 (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.9†
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

10.9.3†
Partial Option Cancellation Amendment Agreement, dated as of September 15, 2013, by and between Steven Demetriou and Aleris Corporation (filed as Exhibit 10.2 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-173721) filed November 7, 2013, and incorporated herein by reference).

10.10†
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

10.10.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg and Thomas W. Weidenkopf(filed as Exhibit 10.9.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.11†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K/A (File No. 333-185443, SEC Accession No. 0001518587-14-000028) filed April 21, 2014, and incorporated herein by reference).

10.12†
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

10.15†
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

10.16†
Form of Aleris Corporation 2010 Equity Incentive Plan Management Stock Option Award Agreement (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K/A (File No. 333-185443, SEC Accession No. 0001518587-14-000028) filed on April 21, 2014, and incorporated herein by reference).

10.17†
Aleris Corporation 2010 Equity Incentive Plan Restricted 2013 Stock Unit Agreement, effective as of September 15, 2013, between Aleris Corporation and Steven Demetriou (filed as Exhibit 10.4 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed November 7, 2013, and incorporated herein by reference).

10.18†
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

10.19.1†*	Restated Aleris Cash Balance Plan, as amended and restated as of January 1, 2016.

10.20†
Amended and Restated Employment Agreement, effective as of July 11, 2105, by and among Aleris Corporation, Aleris International, Inc. and Sean Stack (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed October 13, 2015, and incorporated herein by reference).

10.21†
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

10.24†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Lawrence Stranghoener and Emily Alexander (n/k/a Emily Stephens) (filed as Exhibit 10.25 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.24.1†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Lawrence Stranghoener and Emily Stephens (filed as Exhibit 10.23.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.25†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Lawrence Stranghoener and Emily Stephens (filed as Exhibit 10.26 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

Exhibit
Number	Description

10.26†
Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Restricted Stock Award Agreement with G. Richard Wagoner, Jr. (filed as Exhibit 10.27 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.27†
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

10.27.2†
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

10.28.1
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

10.30
Revolving Loan Facility Agreement, dated as of August 22, 2012, between Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.29 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 5, 2013 and incorporated herein by reference).

10.30.1
Amendment Agreement to Facility Agreement, dated as of March 25, 2013, between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed May 9, 2013, and incorporated herein by reference).

10.31†
Form of Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

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

10.38†
Form of Aleris Corporation 2010 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed January 22, 2014, and incorporated herein by reference).

10.39†
Amended and Restated Employment Agreement, dated and effective as of September 15, 2013, by and among Aleris International, Inc., Aleris Corporation and Steven Demetriou (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed November 7, 2013, and incorporated herein by reference).

10.40†
Form of Executive Employment Agreement with Aleris International, Inc. and the Company (filed as Exhibit 10.39 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2015.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

*	Filed herewith.