Form 10-Q
period 2016-03-31
Aleris Corp
filed 2016-05-05
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 31,892,441 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2016.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$61.9	$62.2
Accounts receivable (net of allowances of $8.1 and $7.7 at March 31, 2016 and December 31, 2015, respectively)	278.1	216.2
Inventories	485.5	480.3
Prepaid expenses and other current assets	34.1	28.7
Total Current Assets	859.6	787.4
Property, plant and equipment, net	1,225.8	1,138.7
Intangible assets, net	38.4	38.9
Deferred income taxes	112.6	112.6
Other long-term assets	81.9	82.9
Total Assets	$2,318.3	$2,160.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$269.4	$223.2
Accrued liabilities	210.2	233.8
Current portion of long-term debt	18.0	8.7
Total Current Liabilities	497.6	465.7
Long-term debt	1,211.9	1,109.6
Deferred income taxes	6.0	2.5
Accrued pension benefits	152.3	149.1
Accrued postretirement benefits	38.0	38.8
Other long-term liabilities	67.6	67.6
Total Long-Term Liabilities	1,475.8	1,367.6
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,892,441 and 31,768,819 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	423.0	421.9
Retained earnings	81.4	87.7
Accumulated other comprehensive loss	(159.8)	(182.7)
Total Equity	344.9	327.2
Total Liabilities and Equity	$2,318.3	$2,160.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2016	March 31, 2015
Revenues	$662.5	$746.2
Cost of sales	589.0	689.4
Gross profit	73.5	56.8
Selling, general and administrative expenses	50.3	61.3
Restructuring charges	0.8	2.9
(Gains) losses on derivative financial instruments	(1.0)	9.1
Other operating expense, net	0.4	1.0
Operating income (loss)	23.0	(17.5)
Interest expense, net	18.1	26.6
Other expense (income), net	2.5	(16.2)
Income (loss) from continuing operations before income taxes	2.4	(27.9)
Provision for (benefit from) income taxes	8.7	(2.3)
Loss from continuing operations	(6.3)	(25.6)
Income from discontinued operations, net of tax	—	131.1
Net (loss) income	(6.3)	105.5
Net income from discontinued operations attributable to noncontrolling interest	—	0.1
Net (loss) income attributable to Aleris Corporation	$(6.3)	$105.4

Comprehensive income	$16.6	$71.7
Comprehensive income attributable to noncontrolling interest	—	0.1
Comprehensive income attributable to Aleris Corporation	$16.6	$71.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2016	March 31, 2015
Operating activities
Net (loss) income	$(6.3)	$105.5
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	26.3	36.6
Provision for deferred income taxes	3.3	78.7
Stock-based compensation expense	1.7	2.7
Unrealized (gains) losses on derivative financial instruments	(9.2)	17.4
Currency exchange gains on debt	(0.4)	(11.3)
Net gain on sale of discontinued operations	—	(205.3)
Other	2.0	(8.1)
Changes in operating assets and liabilities:
Change in accounts receivable	(55.9)	(161.6)
Change in inventories	5.1	19.7
Change in other assets	4.3	(3.3)
Change in accounts payable	46.1	19.4
Change in accrued liabilities	(5.8)	(10.7)
Net cash provided (used) by operating activities	11.2	(120.3)
Investing activities
Payments for property, plant and equipment	(122.0)	(65.2)
Proceeds from the sale of businesses, net of cash transferred	—	518.0
Other	(0.1)	(0.4)
Net cash (used) provided by investing activities	(122.1)	452.4
Financing activities
Proceeds from revolving credit facilities	110.0	159.5
Payments on revolving credit facilities	(0.2)	(377.6)
Net (payments on) proceeds from other long-term debt	(0.3)	0.9
Debt issuance costs	(0.4)	—
Other	(0.4)	(0.8)
Net cash provided (used) by financing activities	108.7	(218.0)
Effect of exchange rate differences on cash and cash equivalents	1.9	(4.0)
Net (decrease) increase in cash and cash equivalents	(0.3)	110.1
Cash and cash equivalents at beginning of period	62.2	36.0
Cash and cash equivalents at end of period	$61.9	$146.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard makes several modifications to the accounting for stock-based compensation, including forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidances requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact the application of ASU No. 2016-02 will have on the Company’s consolidated financial statements. We expect that the adoption will result in an increase to our long-term assets and long-term liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. This guidance was adopted in the first quarter of 2016 and applied retrospectively. The adoption of this guidance decreased both “Other long-term assets” and “Long-term debt” by $2.3 and $2.6 at March 31, 2016 and December 31, 2015, respectively. Other than the current and prior year Consolidated Balance Sheet presentation, the adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. In March 2015, the FASB voted to defer the effective date by one year, but allow adoption as of the original adoption date. ASU No. 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are evaluating the impact this guidance will have on the Company’s consolidated financial statements and determining which

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

transition method we will use. We expect that the adoption will result in a significant increase to the revenue disclosures in our financial statements.
2. INVENTORIES
The components of our “Inventories” as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Raw materials	$135.3	$146.4
Work in process	202.1	176.8
Finished goods	121.7	131.4
Supplies	26.4	25.7
Total inventories	$485.5	$480.3
3. LONG-TERM DEBT
Our debt as of March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015
2015 ABL facility	$110.0	$—
7 5/8% Senior Notes due 2018, net of discount and deferred issuance costs of $3.7 and $4.1 at March 31, 2016 and December 31, 2015, respectively	431.3	430.8
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $5.4 and $5.8 at March 31, 2016 and December 31, 2015, respectively	434.7	434.3
Exchangeable notes, net of discount of $0.4 and $0.5 at March 31, 2016 and December 31, 2015, respectively	44.4	44.3
Zhenjiang term loans, net of discount of $0.7 and $0.7 at March 31, 2016 and December 31, 2015, respectively	179.3	178.3
Zhenjiang revolver, net of discount of $0.2 at March 31, 2016 and December 31, 2015	25.5	25.5
Other	4.7	5.1
Total debt	1,229.9	1,118.3
Less: Current portion of long-term debt	18.0	8.7
Total long-term debt	$1,211.9	$1,109.6
9 ½% Senior Secured Notes due 2021 finalized subsequent to the quarter end
On April 4, 2016, Aleris International completed the issuance of $550.0 aggregate principal amount of 9 ½% Senior Secured Notes due 2021 (the “9 ½% Senior Secured Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Net proceeds from the offering were $540.3, prior to the Tender Offer (as defined below).
The 9 ½% Senior Secured Notes were issued under an Indenture (the “9 ½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Collateral Agent”). The 9 ½% Senior Secured Notes are unconditionally guaranteed by the Company and each domestic subsidiary that guarantees the obligations under the 2015 ABL Facility.
The 9 ½% Senior Secured Notes bear interest at an annual rate of 9 ½% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016. The 9 ½% Senior Secured Notes will mature on April 1, 2021.
Pursuant to a Security Agreement, dated as of April 4, 2016, among Aleris International, the guarantors party thereto and the Collateral Agent, the 9 ½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than the Company) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies) (the “Notes Collateral”), but subject to permitted liens and excluding (i) inventory,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis (the “ABL Collateral”), (ii) the assets associated with the Lewisport, Kentucky facility and (iii) certain other excluded assets.
The 9 ½% Senior Secured Notes are Aleris International’s senior secured obligations and rank equally with all of Aleris International’s existing and future senior debt, effectively junior to obligations of the issuer under the 2015 ABL Facility to the extent of the value of the ABL Collateral, effectively senior to all of Aleris International’s existing and future indebtedness that is not secured by the Notes Collateral to the extent of the value of the Notes Collateral and senior to all of Aleris International’s existing and future subordinated debt.
From and after April 1, 2018, Aleris International may redeem the 2021 Notes, in whole or in part, at a redemption price of 104.8% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, declining ratably to 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, on or after April 1, 2020. Prior to April 1, 2018, Aleris International may redeem up to 40% of the aggregate principal amount of the 9 ½% Senior Secured Notes (including any additional 9 ½% Senior Secured Notes) with funds in an amount equal to all or a portion of the net cash proceeds from certain equity offerings at a redemption price of 109.5%, plus accrued and unpaid interest, if any, to the redemption date. Aleris International may make such redemption so long as, immediately after the occurrence of any such redemption, at least 60% of the aggregate principal amount of the 9 ½% Senior Secured Notes (including any additional 9 ½% Senior Secured Notes) remains outstanding and such redemption occurs within 180 days of the closing of the applicable equity offering. Additionally, at any time prior to April 1, 2018, Aleris International may redeem some or all of the 9 ½% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes, plus the applicable premium as provided in the 9 ½% Senior Secured Notes Indenture and accrued and unpaid interest, if any, to the redemption date.
If Aleris International experiences a “change of control” specified in the 9 ½% Senior Secured Notes Indenture, Aleris International must offer to purchase all of the 9 ½% Senior Secured Notes at a price equal to 101% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales or experience certain events of loss with respect to the Notes Collateral and do not invest the cash proceeds from such sales or events of loss or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales or events of loss, as the case may be, to make an offer to purchase a principal amount of the 9 ½% Senior Secured Notes at a price of 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of purchase.
Subject to certain limitations and exceptions, the 9 ½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International capital stock or redeem, repurchase or retire the Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to the Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9 ½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of the Aleris International’s subsidiaries. The 9 ½% Senior Secured Notes Indenture also contains customary events of default.
7 5/8% Senior Notes due 2018
A portion of the net proceeds from the 9 ½% Senior Secured Notes were used (i) to complete a cash tender offer (the “Tender Offer”) for any and all of the outstanding $434.9 aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”), including the payment of related fees and expenses, and (ii) to redeem and discharge any of its outstanding 7 5/8% Senior Notes that were not purchased in the Tender Offer, including the payment of related fees and expenses and any redemption premium. In April 2016, a payment of $281.8 was made to complete the Tender Offer and an additional payment of $167.1 was made to redeem and discharge the remaining principal amounts. Each of these payments included applicable

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

premiums and accrued interest. Subsequent to these payments, all outstanding 7 5/8% Senior Notes were extinguished and a loss on extinguishment of approximately $12.6 will be recorded in the second quarter.
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
Our reserves for environmental remediation liabilities totaled $26.1 and $26.2 at March 31, 2016 and December 31, 2015, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2016 and December 31, 2015, $12.7 and $12.8, respectively, are indemnified.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $4.7 and $4.6 at March 31, 2016 and December 31, 2015, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

5. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the three months ended March 31, 2016:

Total Equity
Total equity at January 1, 2016	$327.2
Net loss	(6.3)
Other comprehensive income	22.9
Stock-based compensation activity	1.1
Total equity at March 31, 2016	$344.9
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2016	31,768,819
Issuance associated with options exercised	60,094
Issuance associated with vested restricted stock units	63,528
Balance at March 31, 2016	31,892,441
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the three months ended March 31, 2016:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2016	$(118.7)	$(64.0)	$(182.7)
Current period currency translation adjustments	22.8	(0.7)	22.1
Amortization of net actuarial losses and prior service costs, net of tax	—	0.8	0.8
Balance at March 31, 2016	$(95.9)	$(63.9)	$(159.8)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(0.9)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.1
Losses reclassified into earnings, net of tax	$(0.8)
(a) This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

7. SEGMENT INFORMATION
We report three operating segments based on the organizational structure that is used by the chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. The Company’s operating segments are North America, Europe and Asia Pacific.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2015. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive Income:

Three months ended March 31, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$333.9	$309.1	$19.5		$662.5
Intra-entity revenues	0.2	3.6	1.8	$(5.6)	—
Total revenues	$334.1	$312.7	$21.3	$(5.6)	$662.5
Segment income	$24.2	$32.9	$0.9		$58.0

Three months ended March 31, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$409.3	$317.3	$19.6		$746.2
Intra-entity revenues	0.5	16.2	1.9	$(18.6)	—
Total revenues	$409.8	$333.5	$21.5	$(18.6)	$746.2
Segment income (loss)	$32.0	$41.4	$(1.9)		$71.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table reconciles total segment income to “Income (loss) from continuing operations before income taxes” as reported in our Consolidated Statements of Comprehensive Income:

	For the three months ended
	March 31, 2016	March 31, 2015
Total segment income	$58.0	$71.5
Unallocated amounts:
Depreciation and amortization	(26.3)	(36.6)
Other corporate general and administrative expenses	(13.1)	(17.9)
Restructuring charges	(0.8)	(2.9)
Interest expense, net	(18.1)	(26.6)
Unallocated gains (losses) on derivative financial instruments	9.2	(19.6)
Unallocated currency exchange (losses) gains	(0.1)	10.4
Start-up costs	(6.3)	(3.8)
Other expense, net	(0.1)	(2.4)
Income (loss) from continuing operations before income taxes	$2.4	$(27.9)
The following table shows our reportable segment assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Assets
North America	$1,000.4	$882.4
Europe	673.7	632.8
Asia Pacific	392.7	395.9
Unallocated assets	251.5	249.4
Total consolidated assets	$2,318.3	$2,160.5
8. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the Aleris Corporation 2010 Equity Incentive Plan, which has been amended from time to time (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of management of the Company and directors. All stock options granted have a life not to exceed ten years and generally vest over a period not to exceed four years. Shares of common stock are issued upon stock option exercises from available shares. The restricted stock units also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of beneficial ownership that results from the event.
During the three months ended March 31, 2016, no stock options were granted and 34,173 restricted stock units were granted to certain of our directors. In addition, 137,194 stock options and 1,850 restricted stock units were forfeited, primarily due to the departure of a senior executive. We recorded stock-based compensation expense of $1.7 and $2.7 for the three months ended March 31, 2016 and 2015, respectively.
9. INCOME TAXES
Our effective tax rates were 365.4% and 8.1% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
As of March 31, 2016, we had $2.4 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for (benefit from) income taxes” in the Consolidated Statements of Comprehensive Income. As of March 31, 2016, we had approximately $0.5 of accrued interest related to uncertain tax positions.
The 2009 through 2015 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended
	March 31, 2016	March 31, 2015
Service cost	$0.9	$1.0
Interest cost	1.5	1.8
Amortization of net actuarial losses	0.5	0.5
Amortization of prior service cost	0.1	—
Expected return on plan assets	(2.5)	(2.7)
Net periodic benefit expense	$0.5	$0.6

	Non U.S. pension benefits
	For the three months ended
	March 31, 2016	March 31, 2015
Service cost	$0.5	$1.0
Interest cost	0.5	1.1
Amortization of net actuarial losses	0.4	1.2
Net periodic benefit expense	1.4	3.3
Net periodic benefit expense reclassified to income from discontinued operations	—	(1.2)
Net periodic benefit expense included in continuing operations	$1.4	$2.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Service cost	$—	$0.1
Interest cost	0.3	0.4
Amortization of net actuarial losses	—	0.1
Net postretirement benefit expense	$0.3	$0.6
Plan Assumptions
We are required to make assumptions regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligation could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Through the year ended December 31, 2015, we used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs for our pension and other post-retirement plans. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. We have updated the method previously used for substantially all of our pension plans and our other post-retirement plans. Beginning with our 2016 fiscal year, we have elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in estimate resulted in a decrease in the service cost and interest cost for the three months ended March 31, 2016 of approximately $0.4, $0.2 and $0.1 for the U.S. pension plans, non-U.S. pension plans and other postretirement benefit plans, respectively.
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. Cash collateral of $1.5 and $5.2 was posted at March 31, 2016 and December 31, 2015, respectively. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of March 31, 2016 and December 31, 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	March 31, 2016		December 31, 2015
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$9.1	$(23.5)	$5.4	$(28.4)
Energy	—	(1.0)	0.1	(0.3)
Currency	0.2	(0.1)	—	(0.8)
Total	9.3	(24.6)	5.5	(29.5)
Effect of counterparty netting	(8.2)	8.2	(5.4)	5.4
Effect of cash collateral	—	1.5	—	5.2
Net derivatives as classified in the balance sheet	$1.1	$(14.9)	$0.1	$(18.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The fair value of our derivative financial instruments at March 31, 2016 and December 31, 2015 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Metal	Prepaid expenses and other current assets	$0.9	$—
	Other long-term assets	0.1	0.1
Currency	Prepaid expenses and other current assets	0.1	—
Total		$1.1	$0.1

Liability Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Metal	Accrued liabilities	$12.9	$16.6
	Other long-term liabilities	1.0	1.3
Energy	Accrued liabilities	1.0	0.2
Currency	Accrued liabilities	—	0.7
	Other long-term liabilities	—	0.1
Total		$14.9	$18.9
Both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive Income. Realized losses (gains) on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2016	March 31, 2015
Metal	$7.3	$(11.5)
Energy	0.6	1.0
Currency	0.3	0.1
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of March 31, 2016 and December 31, 2015, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2016 and December 31, 2015, we had 2.9 trillion and 4.2 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. We have entered into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2016 we had 2.3 million gallons of diesel swap contracts. We had no diesel swap contracts at December 31, 2015.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the Euro as the sales contracts are generally in U.S. dollars while the costs of production are in Euros. In order to mitigate the risk that fluctuations in the Euro may have on our business, we have entered into forward currency contracts. As of March 31, 2016 and December 31, 2015, we had Euro forward contracts covering a notional amount of €25.3 million and €18.9 million, respectively.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2016 and December 31, 2015, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$61.9	$61.9	Level 1	$62.2	$62.2	Level 1
Receivables held in escrow	25.5	25.6	Level 2	25.1	25.1	Level 2
2015 ABL facility	110.0	110.0	Level 2	—	—	Level 2
Exchangeable notes	44.4	63.3	Level 3	44.3	63.3	Level 3
7 5/8% senior notes	431.3	434.5	Level 1	430.8	362.1	Level 1
7 7/8% senior notes	434.7	375.2	Level 1	434.3	336.7	Level 1
Zhenjiang term loans	179.3	180.0	Level 3	178.3	179.0	Level 3
Zhenjiang revolver	25.5	25.7	Level 3	25.5	25.6	Level 3
The receivables held in escrow include shares of Real Industry, Inc.’s Series B non-participating preferred stock. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the 2015 ABL facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.1% as of March 31, 2016 and 1.6% as of December 31, 2015 and expected equity volatility of 45% as of March 31, 2016 and December 31, 2015. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the Senior Notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. In addition, on March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama, a Japanese building products and extrusions manufacturer. The operations of the recycling and specification alloys and the extrusions businesses were reported as discontinued operations in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table reconciles the major line items constituting “Income from discontinued operations, net of tax” presented in the Consolidated Statements of Comprehensive Income:

For the three months ended
March 31, 2015
Revenues	$287.7
Cost of sales	270.0
Selling, general and administrative expenses	8.7
Other operating income, net	(2.6)
Operating income from discontinued operations	11.6
Net gain on sale of discontinued operations	205.3
Income from discontinued operations before income taxes	216.9
Provision for income taxes	85.8
Income from discontinued operations, net of tax	$131.1

The following table provides the capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

For the three months ended
March 31, 2015
Payments for property, plant and equipment	15.5
Net gain on sale of discontinued operations	205.3
We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. For the three months ended March 31, 2016 and for the period subsequent to the sales transactions through March 31, 2015, respectively, we recorded sales to the disposed entities of $15.8 and $10.1, and purchases from the disposed entities of $4.6 and $2.2. Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continue to provide support services such as information technology, human resources, accounting and other services to the disposed entities. Such services will continue for a period of up to two years, or until the disposed entities no longer have need for such services. For the three months ended March 31, 2016 and for the period subsequent to the sales transactions through March 31, 2015, respectively, we invoiced $1.6 and $1.0 to the disposed entities under the transition services agreements. This amount is reflected as a reduction of expense in the Consolidated Statements of Comprehensive Income.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of March 31, 2016 and December 31,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

2015. The condensed consolidating statements of comprehensive income (loss) and the condensed consolidating statements of cash flows are presented for the three months ended March 31, 2016 and 2015.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	As of March 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$61.9	$—	$61.9
Accounts receivable, net	—	0.3	108.8	169.0	—	278.1
Inventories	—	—	197.1	288.4	—	485.5
Prepaid expenses and other current assets	—	3.0	14.2	16.9	—	34.1
Intercompany receivables	—	346.3	104.4	16.1	(466.8)	—
Total Current Assets	—	349.6	424.5	552.3	(466.8)	859.6
Property, plant and equipment, net	—	—	659.8	566.0	—	1,225.8
Intangible assets, net	—	—	22.5	15.9	—	38.4
Deferred income taxes	—	—	—	112.6	—	112.6
Other long-term assets	—	18.6	5.5	57.8	—	81.9
Investments in subsidiaries	345.8	1,184.1	4.9	—	(1,534.8)	—
Total Assets	$345.8	$1,552.3	$1,117.2	$1,304.6	$(2,001.6)	$2,318.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$6.0	$135.3	$128.1	$—	$269.4
Accrued liabilities	—	22.3	94.1	93.8	—	210.2
Current portion of long-term debt	—	—	0.4	17.6	—	18.0
Intercompany payables	0.8	157.9	263.9	44.2	(466.8)	—
Total Current Liabilities	0.8	186.2	493.7	283.7	(466.8)	497.6
Long-term debt	—	1,020.3	0.4	191.2	—	1,211.9
Deferred income taxes	—	—	0.2	5.8	—	6.0
Accrued pension benefits	—	—	49.1	103.2	—	152.3
Accrued postretirement benefits	—	—	38.0	—	—	38.0
Other long-term liabilities	—	—	36.6	31.0	—	67.6
Total Long-Term Liabilities	—	1,020.3	124.3	331.2	—	1,475.8
Total equity	345.0	345.8	499.2	689.7	(1,534.8)	344.9
Total Liabilities and Equity	$345.8	$1,552.3	$1,117.2	$1,304.6	$(2,001.6)	$2,318.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	As of December 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$62.2	$—	$62.2
Accounts receivable, net	—	1.5	73.5	141.2	—	216.2
Inventories	—	—	191.3	289.0	—	480.3
Prepaid expenses and other current assets	—	3.2	14.2	11.3	—	28.7
Intercompany receivables	—	152.4	29.1	18.2	(199.7)	—
Total Current Assets	—	157.1	308.1	521.9	(199.7)	787.4
Property, plant and equipment, net	—	—	582.6	556.1	—	1,138.7
Intangible assets, net	—	—	23.0	15.9	—	38.9
Deferred income taxes	—	—	—	112.6	—	112.6
Other long-term assets	—	15.6	5.4	61.9	—	82.9
Investments in subsidiaries	327.7	1,175.0	5.0	—	(1,507.7)	—
Total Assets	$327.7	$1,347.7	$924.1	$1,268.4	$(1,707.4)	$2,160.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$1.3	$102.9	$119.0	$—	$223.2
Accrued liabilities	—	20.8	108.7	104.3	—	233.8
Current portion of long-term debt	—	—	0.6	8.1	—	8.7
Intercompany payables	0.4	88.5	75.1	35.7	(199.7)	—
Total Current Liabilities	0.4	110.6	287.3	267.1	(199.7)	465.7
Long-term debt	—	909.4	0.4	199.8	—	1,109.6
Deferred income taxes	—	—	0.2	2.3	—	2.5
Accrued pension benefits	—	—	50.5	98.6	—	149.1
Accrued postretirement benefits	—	—	38.8	—	—	38.8
Other long-term liabilities	—	—	36.5	31.1	—	67.6
Total Long-Term Liabilities	—	909.4	126.4	331.8	—	1,367.6
Total equity	327.3	327.7	510.4	669.5	(1,507.7)	327.2
Total Liabilities and Equity	$327.7	$1,347.7	$924.1	$1,268.4	$(1,707.4)	$2,160.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended March 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$334.1	$332.1	$(3.7)	$662.5
Cost of sales	—	—	306.7	286.0	(3.7)	589.0
Gross profit	—	—	27.4	46.1	—	73.5
Selling, general and administrative expenses	—	1.3	28.6	20.4	—	50.3
Restructuring charges	—	—	0.3	0.5	—	0.8
Losses (gains) on derivative financial instruments	—	—	1.7	(2.7)	—	(1.0)
Other operating expense, net	—	—	0.3	0.1	—	0.4
Operating (loss) income	—	(1.3)	(3.5)	27.8	—	23.0
Interest expense, net	—	—	9.8	8.3	—	18.1
Other (income) expense, net	—	(3.7)	(1.2)	7.4	—	2.5
Equity in net (earnings) loss of affiliates	6.3	8.7	(0.4)	—	(14.6)	—
(Loss) income before income taxes	(6.3)	(6.3)	(11.7)	12.1	14.6	2.4
(Benefit from) provision for income taxes	—	—	(0.2)	8.9	—	8.7
Net (loss) income	$(6.3)	$(6.3)	$(11.5)	$3.2	$14.6	$(6.3)

Comprehensive income (loss)	$16.6	$16.6	$(10.5)	$25.2	$(31.3)	$16.6

	For the three months ended March 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$407.6	$343.0	$(4.4)	$746.2
Cost of sales	—	—	378.4	315.4	(4.4)	689.4
Gross profit	—	—	29.2	27.6	—	56.8
Selling, general and administrative expenses	—	4.5	30.8	26.0	—	61.3
Restructuring charges	—	—	2.2	0.7	—	2.9
(Gains) losses on derivative financial instruments	—	—	(1.6)	10.7	—	9.1
Other operating expense, net	—	—	0.9	0.1	—	1.0
Operating loss	—	(4.5)	(3.1)	(9.9)	—	(17.5)
Interest expense, net	—	—	22.1	4.5	—	26.6
Other income, net	—	(0.6)	(1.0)	(14.6)	—	(16.2)
Equity in net (earnings) loss of affiliates	(105.4)	71.4	(0.7)	—	34.7	—
Income (loss) before income taxes	105.4	(75.3)	(23.5)	0.2	(34.7)	(27.9)
(Benefit from) provision for income taxes	—	—	(6.2)	3.9	—	(2.3)
Income (loss) from continuing operations	105.4	(75.3)	(17.3)	(3.7)	(34.7)	(25.6)
Income (loss) from discontinued operations, net of tax	—	180.7	(93.4)	43.8	—	131.1
Net income (loss)	105.4	105.4	(110.7)	40.1	(34.7)	105.5
Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Aleris Corporation	$105.4	$105.4	$(110.7)	$40.0	$(34.7)	$105.4

Comprehensive income (loss)	$71.6	$71.6	$(113.1)	$8.7	$32.9	$71.7
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Aleris Corporation	$71.6	$71.6	$(113.1)	$8.6	$32.9	$71.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended March 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.4	$(115.0)	$100.3	$26.0	$(0.5)	$11.2
Investing activities
Payments for property, plant and equipment	—	—	(99.7)	(22.3)	—	(122.0)
Return of investment in subsidiaries	—	5.0	0.1	—	(5.1)	—
Other	—	—	—	(0.1)	—	(0.1)
Net cash provided (used) by investing activities	—	5.0	(99.6)	(22.4)	(5.1)	(122.1)
Financing activities
Proceeds from the revolving credit facilities	—	110.0	—	—	—	110.0
Payments on the revolving credit facilities	—	—	—	(0.2)	—	(0.2)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.3)	(0.1)	—	(0.3)
Debt issuance costs	—	(0.4)	—	—	—	(0.4)
Dividends paid			(0.3)	(5.3)	5.6	—
Other	(0.4)	0.3	(0.1)	(0.2)	—	(0.4)
Net cash (used) provided by financing activities	(0.4)	110.0	(0.7)	(5.8)	5.6	108.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	1.9	—	1.9
Net decrease in cash and cash equivalents	—	—	—	(0.3)	—	(0.3)
Cash and cash equivalents at beginning of period	—	—	—	62.2	—	62.2
Cash and cash equivalents at end of period	$—	$—	$—	$61.9	$—	$61.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended March 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.6	$37.1	$77.4	$(37.5)	$(197.9)	$(120.3)
Investing activities
Payments for property, plant and equipment	—	—	(45.0)	(20.2)	—	(65.2)
Proceeds from the sale of businesses, net of cash transferred	—	289.9	—	228.1	—	518.0
Disbursements of intercompany loans	—	(20.4)	(0.2)	(20.3)	40.9	—
Repayments from intercompany loans	—	5.4	3.8	34.3	(43.5)	—
Equity contributions in subsidiaries	—	(137.5)	(1.1)	—	138.6	—
Return of investments in subsidiaries	—	171.3	0.6	—	(171.9)	—
Other	—	(1.1)	0.7	—	—	(0.4)
Net cash provided (used) by investing activities	—	307.6	(41.2)	221.9	(35.9)	452.4
Financing activities
Proceeds from revolving credit facilities	—	111.0	—	48.5	—	159.5
Payments on revolving credit facilities	—	(335.0)	—	(42.6)	—	(377.6)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.1)	0.9	—	0.9
Proceeds from intercompany loans	—	20.3	—	20.6	(40.9)	—
Repayments on intercompany loans	—	(34.3)	—	(9.2)	43.5	—
Proceeds from intercompany equity contributions	—	—	137.4	1.2	(138.6)	—
Dividends paid	—	—	(173.5)	(194.0)	367.5	—
Other	(0.6)	(0.2)	—	—	—	(0.8)
Net cash used by financing activities	(0.6)	(238.1)	(36.2)	(174.6)	231.5	(218.0)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(4.0)	—	(4.0)
Net increase in cash and cash equivalents	—	106.6	—	5.8	(2.3)	110.1
Cash and cash equivalents at beginning of period	—	—	—	36.0	—	36.0
Cash and cash equivalents at end of period	$—	$106.6	$—	$41.8	$(2.3)	$146.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of March 31, 2016 and December 31, 2015, and our consolidated results of operations and cash flows for the three months ended March 31, 2016 and 2015. As discussed further below, we completed the sale of our recycling and specification alloys and extrusions businesses in 2015. Accordingly, we reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 12, “Discontinued Operations” to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this MD&A refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Our MD&A includes the following sections:

▪	Overview - a general description of our business, recent strategic initiatives, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2016 and 2015 presented in our consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2016 and 2015, as well as a brief discussion of our current sources of capital; and

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures.

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

London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 67% of our costs of sales for the three months ended March 31, 2016. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2016 and 2015 were $1,515 and $1,801, respectively, which represents a decrease of approximately 16%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year-to-date revenues may not correspond to LME and regional premium price changes for those same periods.
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

We have reclassified the results of operations of these businesses into a single caption on the consolidated statements of comprehensive income as “Income from discontinued operations, net of tax.” Our segment disclosures exclude the previously reported Recycling and Specification Alloys North America, Recycling and Specification Alloys Europe and Extrusions reportable segments for the periods included herein.
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky. We are investing over $400.0 million to build a new wide cold mill, two continuous annealing lines and an automotive innovation center at this facility. The investment positions us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We are currently a leading supplier of ABS to the European premium automotive industry, which has led the light-weighting transition to aluminum in an effort to meet tighter emissions standards.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of March 31, 2016 and December 31, 2015, we had posted cash collateral of $1.5 million and $5.2 million, respectively.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” The aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising primary aluminum prices and decrease our earnings and EBITDA in times of declining primary aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We also exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2016	March 31, 2015
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	119.8	120.0

Revenues	$334.1	$409.8
Hedged cost of metal	(192.1)	(251.7)
Favorable metal price lag	(3.4)	(3.2)
Commercial margin	$138.6	$154.9
Commercial margin per ton shipped	$1,156.6	$1,291.0

Segment income	$24.2	$32.0
Favorable metal price lag	(3.4)	(3.2)
Segment Adjusted EBITDA (1)	$20.7	$28.8
Segment Adjusted EBITDA per ton shipped	$172.9	$239.9

Start-up costs	$6.0	$2.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2016	March 31, 2015
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped (1)	82.0	75.0

Revenues	$312.7	$333.5
Hedged cost of metal	(167.6)	(191.9)
Favorable metal price lag	(0.3)	(2.4)
Commercial margin	$144.8	$139.2
Commercial margin per ton shipped	$1,766.4	$1,854.3

Segment income	$32.9	$41.4
Favorable metal price lag	(0.3)	(2.4)
Segment Adjusted EBITDA (2)	$32.6	$39.1
Segment Adjusted EBITDA per ton shipped	$397.9	$520.5

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.

(2)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
The mill incurred start-up costs representing operating losses incurred while the mill ramped up production, as well as expenses associated with obtaining certifications to produce aerospace plate. Expenses associated with obtaining product certifications, introducing new products and organization costs continue to be considered start-up costs. These start-up costs have been excluded from segment Adjusted EBITDA and segment income (loss).

Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2016	March 31, 2015
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	4.9	5.1

Revenues	$21.3	$21.5
Hedged cost of metal	(11.2)	(13.8)
Commercial margin	$10.1	$7.7
Commercial margin per ton shipped	$2,066.8	*

Segment income (loss)	$0.9	$(1.9)
Segment Adjusted EBITDA	$0.9	$(1.9)
Segment Adjusted EBITDA per ton shipped	$180.9	*

Start-up costs	$—	$1.3

* Result is not meaningful.
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
We estimate second quarter 2016 segment income and Adjusted EBITDA will be higher than both the first quarter of 2016 and the second quarter of 2015. Factors influencing anticipated second quarter 2016 performance include:

▪	global automotive and aerospace volumes are expected to exceed the prior year;

▪	improved North America building and construction and distribution volumes are expected to more than offset lower truck trailer volumes;

▪	order patterns for regionally-based Europe plate and sheet products will continue to outpace the prior year;

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

▪
unfavorable metal spreads, tight scrap supply and a weaker U.S. dollar will continue to impact results, although the year-over-year impact is expected to be less significant than in the first quarter; and

▪	Aleris Operating System expected to drive favorable productivity and improved operating performance to capitalize on strong demand.
Capital expenditures during the second quarter of 2016 are expected to be higher than the second quarter of 2015. We expect capital spending of approximately $350.0 million to $375.0 million in 2016, including the amounts spent in the first quarter of the year.
Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues for the three months ended March 31, 2016 decreased $83.7 million when compared to the prior year period. Lower aluminum prices reduced revenues by approximately $122.0 million. In addition, a stronger average U.S. dollar negatively impacted the translation of our euro-based revenues, reducing revenues by approximately $6.0 million. These decreases were partially offset by increased volumes and an improved mix of products sold that increased revenues approximately $27.0 million. The volume increase included 23%, 20% and 9% increases in global automotive, global aerospace and regional European plate and sheet volumes, respectively. Improved rolling margins increased revenues by approximately $5.0 million. In addition, post-divestiture sales to our former recycling and specification alloys and extrusions businesses increased $5.7 million. Prior to the divestitures, such revenues were eliminated.
The following table presents the estimated impact of key factors that resulted in the 11% decrease in our consolidated first quarter revenues from 2015 to 2016:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(75.0)	(18)%	$(46.0)	(14)%	$(1.0)	(5)%	$(122.0)	(16)%
Commercial price	1.0	—	4.0	1	—	—	5.0	1
Volume/Mix	—	—	25.0	7	2.0	10	27.0	4
Currency	—	—	(5.0)	(1)	(1.0)	(5)	(6.0)	(1)
Other	(1.7)	*	1.2	*	(0.2)	*	(0.7)	—
Total	$(75.7)	(18)%	$(20.8)	(7)%	$(0.2)	—%	$(96.7)	(12)%
Intra-entity revenues							13.0	3
Total							$(83.7)	(11)%

* Result is not meaningful.
Gross profit for the three months ended March 31, 2016 was $73.5 million compared to $56.8 million for the three months ended March 31, 2015. Metal price lag had an estimated $17.0 million favorable impact on gross profit for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. This favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Income. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015:

		For the three months ended
		March 31, 2016	March 31, 2015	Change
Location in consolidated statements of comprehensive income		(dollars in millions)
Gross profit	Favorable (unfavorable) metal price lag	$11.1	$(5.9)	$17.0
(Gains) losses on derivative financial instruments	Realized (losses) gains on metal derivatives	(7.3)	11.5	(18.8)
	Favorable metal price lag net of realized derivative gains/losses	$3.8	$5.6	$(1.8)
Improved rolling margins also increased gross profit approximately $5.0 million and increased volumes and an improved mix of products sold increased gross profit approximately $6.0 million. In addition, depreciation expense decreased $6.3 million, primarily as a result of the closure of our Decatur, Alabama facility in the first quarter of 2015. These increases were offset by unfavorable metal spreads, resulting from lower aluminum prices and reduced scrap availability, as well as the increased use of purchased aluminum slab in Europe, which combined to decrease gross profit approximately $12.0 million. In addition, operational issues more than offset project specific productivity gains, decreasing gross profit approximately $4.0 million.
Selling, general and administrative expenses were $50.3 million for the three months ended March 31, 2016 as compared to $61.3 million for the three months ended March 31, 2015. The $11.0 million decrease resulted from decreases of $5.5 million in professional fees and business development costs, $3.8 million in depreciation and amortization expense, $2.1 million in incentive compensation expense, $1.0 million in stock-based compensation and a decrease in labor and travel costs post divestitures. These decreases were partially offset by a $3.4 million increase in start-up costs related to labor, consulting and other expenses incurred for the ABS project at our Lewisport facility.
During the three months ended March 31, 2016 and 2015, we recorded realized losses (gains) on derivative financial instruments of $8.2 million and $(10.4) million, respectively, and unrealized (gains) losses of $(9.2) million and $19.5 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense decreased $8.5 million due to an increase in capitalized interest related to the ABS project at our Lewisport facility, as well as a decrease in long-term debt as a result of paying down borrowings on the Former ABL Facility in the first quarter of 2015 and purchasing a portion of the outstanding Senior Notes (as defined below) in the third quarter of 2015. An unfavorable change of $18.7 million in other expense (income) resulted primarily from changes in currency exchange rates. From December 31, 2014 to March 31, 2015, the U.S. dollar strengthened against the euro, producing currency exchange gains on U.S. dollar working capital and intercompany debt balances in Europe. From December 31, 2015 to March 31, 2016, the U.S. dollar weakened against the euro, resulting in currency exchange losses.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31, 2016	March 31, 2015	Change	% Change
	(dollars in millions)
Revenues	$662.5	$746.2	$(83.7)	(11)%
Cost of sales	589.0	689.4	(100.4)	(15)
Gross profit	73.5	56.8	16.7	29
Gross profit as a percentage of revenues	11.1%	7.6%	3.5%	46
Selling, general and administrative expenses	50.3	61.3	(11.0)	(18)
Restructuring charges	0.8	2.9	(2.1)	(72)
(Gains) losses on derivative financial instruments	(1.0)	9.1	(10.1)	(111)
Other operating expense, net	0.4	1.0	(0.6)	(60)
Operating income (loss)	23.0	(17.5)	40.5	(231)
Interest expense, net	18.1	26.6	(8.5)	(32)
Other expense (income), net	2.5	(16.2)	18.7	(115)
Income (loss) from continuing operations before income taxes	2.4	(27.9)	30.3	(109)
Provision for (benefit from) income taxes	8.7	(2.3)	11.0	(478)
Loss from continuing operations	(6.3)	(25.6)	19.3	(75)
Income from discontinued operations, net of tax	—	131.1	(131.1)	(100)
Net (loss) income	(6.3)	105.5	(111.8)	(106)
Net income from discontinued operations attributable to noncontrolling interest	—	0.1	(0.1)	*
Net (loss) income attributable to Aleris Corporation	$(6.3)	$105.4	$(111.7)	(106)%

Total segment income	$58.0	$71.5	(13.5)	(19)%
Depreciation and amortization	(26.3)	(36.6)	10.3	(28)
Other corporate general and administrative expenses	(13.1)	(17.9)	4.8	(27)
Interest expense, net	(18.1)	(26.6)	8.5	(32)
Unallocated gains (losses) on derivative financial instruments	9.2	(19.6)	28.8	(147)
Unallocated currency exchange (losses) gains	(0.1)	10.4	(10.5)	(101)
Restructuring charges	(0.8)	(2.9)	2.1	(72)
Start-up costs	(6.3)	(3.8)	(2.5)	66
Other expense, net	(0.1)	(2.4)	2.3	(96)
Income (loss) income from continuing operations before income taxes	$2.4	$(27.9)	$30.3	(109)%

* Result is not meaningful.
Revenues and Metric Tons of Finished Product Shipped
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	March 31, 2016	March 31, 2015	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$334.1	$409.8	$(75.7)	(18)%
Europe	312.7	333.5	(20.8)	(6)
Asia Pacific	21.3	21.5	(0.2)	(1)
Intra-entity revenues	(5.6)	(18.6)	13.0	(70)
Consolidated revenues	$662.5	$746.2	$(83.7)	(11)%

Metric tons of finished product shipped:
North America	119.8	120.0	(0.2)	—%
Europe (1)	82.0	75.0	7.0	9
Asia Pacific	4.9	5.1	(0.2)	(4)
Intra-entity shipments	(1.4)	(0.4)	(1.0)	250
Total metric tons of finished product shipped	205.3	199.7	5.6	3%

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.
North America Revenues
North America revenues for the three months ended March 31, 2016 decreased $75.7 million compared to the three months ended March 31, 2015. The decrease was primarily due to lower aluminum prices included in the invoiced price of products sold, which reduced revenues approximately $75.0 million. Volumes were flat compared to the prior year as distribution and building and construction shipments improved 9% and 2%, respectively, while truck trailer shipments fell 22% following robust demand in the first quarter of 2015.
Europe Revenues
Europe revenues for the three months ended March 31, 2016 decreased $20.8 million compared to the three months ended March 31, 2015. This decrease was primarily due to the following:

•	lower aluminum prices included in the invoiced price of products sold which decreased revenues approximately $46.0 million; and
▪a stronger average U.S. dollar decreased revenues approximately $5.0 million.
These decreases were partially offset by the following:

▪
strong market conditions across most end uses served by the segment resulted in a 9% increase in volumes and a favorable mix of products sold. Volume and mix improvements, including increases of 15%, 9% and 9% in automotive, aerospace and regional plate and sheet volumes, respectively, increased revenues approximately $25.0 million; and

▪	improved rolling margins increased revenues by approximately $4.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended March 31, 2016 decreased $0.2 million compared to the three months ended March 31, 2015 as the impact of lower aluminum prices and a temporary shut down to upgrade and expand capacity at the facility’s horizontal heat treat (“HHT”) furnace were largely offset by increased volumes of higher value aerospace product.

Segment Income and Gross Profit
For the three months ended March 31, 2016 and 2015, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2016	March 31, 2015	Change	% Change
Segment income (loss):	(dollars in millions)
North America	$24.2	$32.0	$(7.8)	(24)%
Europe	32.9	41.4	(8.5)	(21)
Asia Pacific	0.9	(1.9)	2.8	*
Total segment income	58.0	71.5	(13.5)	(19)
Items excluded from segment income and included in gross profit:
Depreciation	(22.9)	(29.2)	6.3	(22)
Start-up costs	—	(0.6)	0.6	(100)
Other	0.2	(1.5)	1.7	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	27.2	33.2	(6.0)	(18)
Realized losses (gains) on derivative financial instruments	8.2	(10.5)	18.7	(178)
Other expense (income), net	2.8	(6.1)	8.9	(146)
Gross profit	$73.5	$56.8	$16.7	29%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended March 31, 2016 decreased by $7.8 million compared to the three months ended March 31, 2015. This decrease was primarily due to unfavorable scrap spreads resulting from low aluminum prices and the related tightening of supply that decreased segment income approximately $10.0 million.
This decrease was partially offset by the following:

▪	improved rolling margins increased segment income approximately $1.0 million; and

▪
favorable cost absorption more than offset a weaker mix of products sold, resulting in increased segment income of approximately $1.0 million. The weaker mix was attributable to the expected drop in truck trailer volumes in the current year following robust demand in the prior year.

Europe Segment Income
Europe segment income for the three months ended March 31, 2016 decreased $8.5 million compared to the three months ended March 31, 2015. This decrease was primarily due to the following:

▪
changes in currency exchange rates decreased segment income by approximately $7.0 million primarily as a result of the unfavorable impact that a weakening U.S. dollar had on U.S. dollar working capital balances in the current year, compared to the favorable impact of a strengthening U.S. dollar in 2015;

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income by approximately $2.1 million;

▪	the increased use of externally purchased slab decreased segment income approximately $2.0 million; and

▪	increased employee costs, partially offset by lower natural gas costs, decreased segment income approximately $1.0 million.
These decreases were partially offset by the following:

▪	improved rolling margins resulting from strong demand increased segment income approximately $4.0 million; and

▪
greater volumes increased segment income approximately $5.0 million but were partially offset by unfavorable cost absorption, for a net increase of approximately $1.0 million. In the first quarter of 2015, increasing quantities of finished goods resulted in additional production costs being capitalized. This did not recur in 2016.

Asia Pacific Segment Income
Asia Pacific segment income for the three months ended March 31, 2016 increased by $2.8 million compared to the three months ended March 31, 2015. This increase was primarily due to a favorable change in the mix of product sold, with additional aerospace volume in the current year partially offset by the temporary shut-down of the HHT furnace.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $11.0 million compared to the three months ended March 31, 2015. The reduction was primarily due to decreases of:

▪	$5.5 million in professional fees, business development costs and other expenses associated with the sale of our recycling and specification alloys and extrusions businesses which did not recur;

▪	$3.8 million in depreciation and amortization expense resulting from the closure and sale of certain North America segment facilities in 2015;

▪	$2.1 million in incentive compensation;

▪	$1.0 million in stock-based compensation expense resulting primarily from the departure of certain senior executives; and

▪	a decrease in labor costs resulting from restructuring initiatives following the divestiture of the recycling and specification alloys and extrusions businesses.
These decreases were partially offset by a $3.4 million increase in start-up costs related to labor, consulting and other expenses incurred for the North America automotive business.
Gains and Losses on Derivative Financial Instruments
During the three months ended March 31, 2016 and 2015, we recorded the following realized and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	March 31, 2016	March 31, 2015
Realized losses (gains)	(in millions)
Metal	$7.3	$(11.5)
Energy	0.6	1.0
Currency	0.3	0.1
Unrealized (gains) losses
Metal	(9.1)	18.8
Energy	0.8	(0.8)
Currency	(0.9)	1.5
Total (gains) losses	$(1.0)	$9.1
Interest Expense, net
Net interest expense for the three months ended March 31, 2016 decreased $8.5 million compared to the three months ended March 31, 2015. The decrease was primarily due to:

▪	interest capitalized during the quarter increased $4.2 million as a result of capital expenditures for the ABS project at our Lewisport facility;

▪	interest expense on the Senior Notes decreased $2.4 million as a portion of the Senior Notes were purchased during the prior year; and

▪	interest expense on the ABL facilities decreased $0.9 million as average outstanding borrowings were greater in the first quarter of 2015 than the first quarter of 2016.
Provision for Income Taxes
Our effective tax rates were 365.4% and 8.1% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of March 31, 2016, we had $2.4 million of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within the “Provision for (benefit from) income taxes” in the Consolidated Statements of Comprehensive Income. As of March 31, 2016, we had approximately $0.5 million of accrued interest related to uncertain tax positions.
The 2009 through 2015 tax years remain open to examination.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the 2015 ABL Facility and China Loan Facility (each as defined below) will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our indebtedness, including borrowing base limitations under the 2015 ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016, as updated in our quarterly and periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
On April 4, 2016, Aleris International completed the issuance of $550.0 million aggregate principal amount of 9 ½% Senior Secured Notes due 2021 (the “9 ½% Senior Secured Notes”). A substantial portion of the net proceeds from the 9 ½% Senior Secured Notes were used to (i) complete a cash tender offer for any and all of the outstanding $434.9 million aggregate principal amount of the 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”), including the payment of related fees and expenses (the “Tender Offer”), and (ii) to redeem and discharge any 7 5/8% Senior Notes that were not purchased in the Tender Offer, including the payment of related fees and expenses and any redemption premium (the “Redemption”). Each of these payments included applicable premium and accrued interest. Following the Tender Offer and Redemption, all outstanding 7 5/8% Senior Notes were extinguished. The net cash proceeds from the 9 ½% Senior Secured Notes after the Tender Offer and Redemption were $90.1 million, which will be used for general corporate purposes, which may include working capital and/or capital expenditures. As a result of the Tender Offer and Redemption, a loss on the early extinguishment of debt totaling approximately $12.6 million will be recorded in the second quarter of 2016.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the three months ended March 31, 2016 and 2015. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations as permitted by GAAP. For a summary of capital expenditures and significant operating noncash items of discontinued operations for the three months ended March 31, 2016 and 2015, see Note 12, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-Q.

	For the three months ended
	March 31, 2016	March 31, 2015
Net cash provided (used) by:	(in millions)
Operating activities	$11.2	$(120.3)
Investing activities	(122.1)	452.4
Financing activities	108.7	(218.0)
Cash Flows from Operating Activities
Cash flows provided by operating activities were $11.2 million for the three months ended March 31, 2016, which resulted from $17.4 million of cash from earnings and a $6.2 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $55.9 million and $46.1 million in accounts receivable and accounts payable, respectively, and a decrease of $5.1 million in inventories. The increases in accounts receivable and accounts payable were due primarily to seasonal working capital requirements. While our average days sales outstanding (“DSO”) for the twelve months ended March 31, 2016 remained consistent with the average DSO for the year ended December 31, 2015, revenues in the month of March 2016 were approximately $52.0 million higher than the month of December 2015, leading to an increase in accounts receivable. Our average days payables outstanding (“DPO”) for the twelve months ended March 31, 2016 remained consistent with the average DPO for the year ended December 31, 2015. A decrease in our average days inventory outstanding (“DIO”) for the twelve months ended March 31, 2016 as compared to the year ended December 31, 2015 as well as lower aluminum prices offset the seasonal increase in production, resulting in the slight decrease in inventory.
Cash flows used by operating activities were $120.3 million for the three months ended March 31, 2015, which resulted from $16.2 million of cash from earnings offset by a $136.5 million increase in net operating assets. The significant components of the change in net operating assets included increases of $161.6 million and $19.4 million in accounts receivable and accounts payable, respectively, and decreases of $19.7 million and $10.7 million in inventories and accrued liabilities, respectively. The increase in accounts receivable was due primarily to increased seasonal sales volume as compared to December 2014. Our average days sales outstanding for the twelve months ended March 31, 2015 remained consistent with the average DSO for the year ended December 31, 2014. The decrease in accrued liabilities resulted primarily from the payment of fees and expenses accrued at December 31, 2014 for the sale of our discontinued operations as well as decreased toll liabilities. The change in inventories was due in part to the decreased aluminum prices in inventory as compared to the end of 2014. Our DIO and average DPO for the twelve months ended March 31, 2015 remained consistent with the average DIO and DPO for the year ended December 31, 2014.
Cash Flows from Investing Activities
Cash flows used by investing activities were $122.1 million for the three months ended March 31, 2016, and included $122.0 million of capital expenditures, primarily resulting from capital expenditures on the ABS project at our Lewisport facility.
Cash flows provided by investing activities were $452.4 million for the three months ended March 31, 2015 and included $518.0 million of cash proceeds, net of cash transferred, from the sales of our recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $65.2 million of capital expenditures during the quarter.

Cash Flows from Financing Activities
Cash flows provided by financing activities were $108.7 million for the three months ended March 31, 2016, which resulted primarily from $110.0 million of borrowings on the 2015 ABL Facility.
Cash flows used by financing activities were $218.0 million for the three months ended March 31, 2015, which included $224.0 million of net repayments on the ABL Facility and $8.5 million of proceeds from the China Loan Facility.
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
As of March 31, 2016, we estimate that the borrowing base would have supported borrowings of $447.1 million. As of March 31, 2016, Aleris International had $110.0 million borrowings outstanding under the 2015 ABL Facility. After giving effect to the outstanding borrowings and outstanding letters of credit of $19.9 million, Aleris International had $317.2 million available for borrowing.
9 ½% Senior Secured Notes due 2021
On April 4, 2016, Aleris International completed the issuance of $550.0 million aggregate principal amount of 9 ½% Senior Secured Notes due 2021 and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended.
The 9 ½% Senior Secured Notes were issued under an Indenture (the “9 ½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Collateral Agent”). The 9 ½% Senior Secured Notes are unconditionally guaranteed by the Company and each domestic subsidiary that guarantees the obligations under the the 2015 ABL Facility.
The 9 ½% Senior Secured Notes bear interest at an annual rate of 9 ½% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016. The 9 ½% Senior Secured Notes will mature on April 1, 2021.
Pursuant to a security agreement dated as of April 4, 2016, among Aleris International, the guarantors party thereto and the Collateral Agent, the 9 ½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than the Company) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies) (the “Notes Collateral”), but subject to permitted liens and excluding (i) inventory, accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis (the “ABL Collateral”), (ii) the assets associated with the Company’s Lewisport, Kentucky facility and (iii) certain other excluded assets.
The 9 ½% Senior Secured Notes are Aleris International’s senior secured obligations and rank equally with all of Aleris International’s existing and future senior debt, effectively junior to obligations of the issuer under the 2015 ABL Facility to the extent of the value of the ABL Collateral, effectively senior to all of Aleris International’s existing and future indebtedness that is not secured by the Notes Collateral to the extent of the value of the Notes Collateral and senior to all of the Company’s existing and future subordinated debt.
From and after April 1, 2018, Aleris International may redeem the 9 ½% Senior Secured Notes, in whole or in part, at a redemption price of 104.8% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, declining ratably to 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, on or after April 1, 2020. Prior to April 1, 2018, Aleris International may redeem up to 40% of the aggregate principal amount of the 9 ½% Senior Secured Notes (including any additional 9 ½% Senior Secured Notes) with funds in an amount equal to all or a portion of the net cash proceeds from certain equity offerings at a redemption price of 109.5%, plus accrued and unpaid interest, if any, to the redemption date. Aleris International may make such redemption so long as, immediately after the occurrence of any such redemption, at least 60% of the aggregate principal amount of the 9 ½% Senior Secured Notes (including any additional 9 ½% Senior Secured Notes) remains outstanding and such redemption occurs within 180 days of the closing of the applicable equity offering. Additionally, at any time prior to April 1, 2018, Aleris International may redeem some or all of the 9 ½% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 9 ½% Senior Secured Notes, plus the applicable premium as provided in the 9 ½% Senior Secured Notes Indenture and accrued and unpaid interest, if any, to (but excluding) the redemption date.
If Aleris International experiences a “change of control” specified in the 9 ½% Senior Secured Notes Indenture, Aleris International must offer to purchase all of the 9 ½% Senior Secured Notes at a price equal to 101% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of purchase. In addition, if the Company or its restricted subsidiaries engage in certain asset sales or experience certain events of loss with respect to the Notes Collateral and do not invest the cash proceeds from such sales or events of loss or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales or events of loss, as the case may be, to make an offer to purchase a principal amount of the 9 ½% Senior Secured Notes at a price of 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of purchase.
Subject to certain limitations and exceptions, the 9 ½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on the Company’s capital stock or redeem, repurchase or retire the Aleris International capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to the Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9 ½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of the Aleris International’s subsidiaries. The 9 ½% Senior Secured Notes Indenture also contains customary events of default.
7 5/8% Senior Notes due 2018 and 7 7/8% Senior Notes due 2020
On February 9, 2011, Aleris International issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018, and on October 14, 2011, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 for its new $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 that were registered under the Securities Act of 1933, as amended. On September 8, 2015, Aleris International purchased $65.1 million aggregate principal amount of the 7 5/8% Senior Notes. As discussed above, in April 2016 Aleris International used a substantial part of the net proceeds from the issuance of the 9 ½% Senior Secured Notes to repurchase, redeem and discharge all outstanding 7 5/8% Senior Notes.
On October 23, 2012, Aleris International issued $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 7 5/8% Senior Notes, the “Senior Notes”). The 7 7/8% Senior Notes mature on November 1, 2020. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to the asset sale offer. As of March 31, 2016, Aleris International had $440.1 million aggregate principal amount outstanding on the 7 7/8% Senior Notes.

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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 963.6 million (or equivalent to approximately $149.4 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $63.6 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2016, $179.9 million was outstanding on the Zhenjiang Term Loans and $25.7 million was drawn on the Zhenjiang Revolver. The final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually initially at RMB 29.9 million (or the equivalent of $4.6 million) increasing to RMB 209.5 million (or the equivalent of $32.5 million) in 2021. Alers Zhenjiang made the first of the 2016 scheduled payments totaling RMB 29.9 million in December 2015.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2016. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three months ended March 31, 2016 and 2015, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided (used) by operating activities is presented below.

	For the three months ended
	March 31, 2016	March 31, 2015
	(in millions)
Adjusted EBITDA	$44.5	$55.0
Unrealized gains (losses) on derivative financial instruments of continuing operations	9.2	(19.5)
Restructuring charges	(0.8)	(2.9)
Unallocated currency exchange gains on debt	0.1	9.8
Stock-based compensation expense	(1.7)	(2.7)
Start-up costs	(6.3)	(3.8)
Favorable metal price lag	3.8	5.6
Other	(2.0)	(6.3)
EBITDA	46.8	35.2
Interest expense, net	(18.1)	(26.6)
(Provision for) benefit from income taxes	(8.7)	2.3
Depreciation and amortization	(26.3)	(36.6)
Income from discontinued operations, net of tax	—	131.1
Net (loss) income attributable to Aleris Corporation	(6.3)	105.4
Net income from discontinued operations attributable to noncontrolling interest	—	0.1
Net (loss) income	(6.3)	105.5
Depreciation and amortization	26.3	36.6
Provision for (benefit from) deferred income taxes	3.3	78.7
Stock-based compensation expense	1.7	2.7
Unrealized (gains) losses on derivative financial instruments	(9.2)	17.4
Currency exchange gains on debt	(0.4)	(11.3)
Net gain on sale of discontinued operations	—	(205.3)
Other	2.0	(8.1)
Change in operating assets and liabilities:
Change in accounts receivable	(55.9)	(161.6)
Change in inventories	5.1	19.7
Change in other assets	4.3	(3.3)
Change in accounts payable	46.1	19.4
Change in accrued liabilities	(5.8)	(10.7)
Net cash provided (used) by operating activities	$11.2	$(120.3)
For the three months ended March 31, 2016 and 2015, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
	(in millions)
Revenues	$662.5	$746.2
Hedged cost of metal	(365.3)	(438.8)
Favorable metal price lag	(3.8)	(5.6)
Commercial margin	$293.4	$301.8

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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 9, 2016 for the year ended December 31, 2015. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2016.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2016.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this document that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Statements regarding future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures are forward looking statements. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.
Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this document under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which include descriptions of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.
Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	our ability to successfully implement our business strategy;

•	the success of past and future acquisitions and divestitures;

•
the cyclical nature of the aluminum industry, material adverse changes in the aluminum industry or our end-uses, such as global and regional supply and demand conditions for aluminum and aluminum products, and changes in our customers’ industries;

•	increases in the cost, or limited availability, of raw materials and energy;

•
our ability to enter into effective metal, energy and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals, especially London Metal Exchange-based aluminum prices;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt service obligations;

•	our ability to fulfill our substantial capital investment requirements;

•	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

•	our ability to retain the services of certain members of our management;

•	the loss of order volumes from any of our largest customers;

•	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

•	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

•	variability in general economic conditions on a global or regional basis;

•	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•
our levels of indebtedness and debt service obligations, including changes in our credit ratings, material increases in our cost of borrowing or the failure of financial institutions to fulfill their commitments to us under committed credit facilities;

•	our ability to access the credit or capital markets;

•	the possibility that we may incur additional indebtedness in the future; and

•	limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under the Senior Notes.
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

Metal Hedging
Aluminum ingots, copper and zinc are internationally produced, priced and traded commodities, with the LME being the primary exchange. As part of our efforts to preserve margins, we enter into future, swap or forward purchase contracts. For accounting purposes, we do not consider our metal derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
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
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future, swaps or forward contracts are sold at the time inventory is purchased. As sales orders are priced, futures, swaps or forwards contracts are purchased. These derivatives generally settle within three months.
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of March 31, 2016 and December 31, 2015, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2016 and December 31, 2015, we had 2.9 trillion and 4.2 trillion of British thermal unit forward buy contracts, respectively.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2016 we had 2.3 million gallons of diesel fuel swap contracts. We had no diesel fuel swap contracts at December 31, 2015.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of March 31, 2016 and December 31, 2015, we had Euro forward contracts covering a notional amount of €25.3 million and €18.9 million, respectively.
Interest Rate Risks
As of March 31, 2016, approximately 72% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2016, Aleris International had $110.0 million borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $179.9 million of borrowings under the Zhenjiang Term Loans and $25.7 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2016 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2016:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(14.4)	$(0.8)
Energy	(1.0)	(1.2)
Currency	0.1	(2.7)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1
Indenture, dated as of April 4, 2016, among Aleris International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 4.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed April 7, 2016, and incorporated herein by reference.

10.1
Security Agreement, dated as of April 4, 2016, among Aleris International, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed April 7, 2016, and incorporated herein by reference.

10.4.1*	Amendment No. 1 to Credit Agreement, dated as of March 18, 2016, by and between Aleris International, Inc.and JP Morgan Chase Bank, N.A. (as Administrative Agent).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†    Management contract or compensatory plan or arrangement

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS CORPORATION

Date:	May 5, 2016	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)