Form 10-Q
period 2016-06-30
Aleris Corp
filed 2016-08-04
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 31,900,363 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2016.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$74.9	$62.2
Accounts receivable (net of allowances of $7.9 and $7.7 at June 30, 2016 and December 31, 2015, respectively)	271.6	216.2
Inventories	480.1	480.3
Prepaid expenses and other current assets	31.5	28.7
Total Current Assets	858.1	787.4
Property, plant and equipment, net	1,275.2	1,138.7
Intangible assets, net	37.8	38.9
Deferred income taxes	112.6	112.6
Other long-term assets	79.0	82.9
Total Assets	$2,362.7	$2,160.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$262.1	$223.2
Accrued liabilities	200.8	233.8
Current portion of long-term debt	26.7	8.7
Total Current Liabilities	489.6	465.7
Long-term debt	1,294.4	1,109.6
Deferred income taxes	11.1	2.5
Accrued pension benefits	148.2	149.1
Accrued postretirement benefits	37.4	38.8
Other long-term liabilities	65.1	67.6
Total Long-Term Liabilities	1,556.2	1,367.6
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,893,558 and 31,768,819 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	424.8	421.9
Retained earnings	68.3	87.7
Accumulated other comprehensive loss	(176.5)	(182.7)
Total Equity	316.9	327.2
Total Liabilities and Equity	$2,362.7	$2,160.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$704.9	$773.8	$1,367.4	$1,520.1
Cost of sales	626.4	716.6	1,215.4	1,406.2
Gross profit	78.5	57.2	152.0	113.9
Selling, general and administrative expenses	50.2	52.5	100.5	113.8
Restructuring charges	0.6	4.9	1.4	7.7
Losses (gains) on derivative financial instruments	3.6	(8.8)	2.6	0.4
Other operating expense, net	1.1	0.3	1.6	1.3
Operating income (loss)	23.0	8.3	45.9	(9.3)
Interest expense, net	21.1	24.5	39.2	51.1
Other expense (income), net	5.5	3.3	7.9	(13.0)
Loss from continuing operations before income taxes	(3.6)	(19.5)	(1.2)	(47.4)
Provision for (benefit from) income taxes	9.4	(12.7)	18.2	(14.9)
Loss from continuing operations	(13.0)	(6.8)	(19.4)	(32.5)
(Loss) income from discontinued operations, net of tax	—	(11.8)	—	119.4
Net (loss) income	(13.0)	(18.6)	(19.4)	86.9
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	0.1
Net (loss) income attributable to Aleris Corporation	$(13.0)	$(18.6)	$(19.4)	$86.8

Comprehensive (loss) income	$(29.7)	$(3.2)	$(13.2)	$68.5
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1
Comprehensive (loss) income attributable to Aleris Corporation	$(29.7)	$(3.2)	$(13.2)	$68.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2016	June 30, 2015
Operating activities
Net (loss) income	$(19.4)	$86.9
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	52.7	65.2
Provision for deferred income taxes	8.0	59.2
Stock-based compensation expense	3.4	5.3
Unrealized (gains) losses on derivative financial instruments	(14.8)	2.3
Currency exchange losses (gains) on debt	0.4	(8.8)
Loss on extinguishment of debt	12.6	0.5
Net gain on sale of discontinued operations	—	(197.2)
Other	5.1	(6.7)
Changes in operating assets and liabilities:
Change in accounts receivable	(53.3)	(159.8)
Change in inventories	3.8	58.6
Change in other assets	3.4	(0.6)
Change in accounts payable	46.1	36.2
Change in accrued liabilities	(3.5)	(14.4)
Net cash provided (used) by operating activities	44.5	(73.3)
Investing activities
Payments for property, plant and equipment	(222.1)	(120.7)
Proceeds from the sale of businesses, net of cash transferred	—	575.1
Other	(1.0)	(0.3)
Net cash (used) provided by investing activities	(223.1)	454.1
Financing activities
Proceeds from revolving credit facilities	135.0	159.5
Payments on revolving credit facilities	(35.8)	(377.9)
Proceeds from senior secured notes, net of discount	540.4	—
Payments on senior notes, including premiums	(443.8)	—
Net (payments on) proceeds from other long-term debt	(0.9)	0.4
Debt issuance costs	(3.4)	(3.8)
Other	(0.5)	(0.9)
Net cash provided (used) by financing activities	191.0	(222.7)
Effect of exchange rate differences on cash and cash equivalents	0.3	(3.4)
Net increase in cash and cash equivalents	12.7	154.7
Cash and cash equivalents at beginning of period	62.2	36.0
Cash and cash equivalents at end of period	$74.9	$190.7

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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 will be effective for the Company for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We are currently assessing how the adoption of this standard will impact the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard makes several modifications to the accounting for stock-based compensation, including forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact the application of ASU No. 2016-02 will have on the Company’s consolidated financial statements. We expect that the adoption will result in an increase to our long-term assets and long-term liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. This guidance was adopted in the first quarter of 2016 and applied retrospectively. The adoption of this guidance decreased both “Other long-term assets” and “Long-term debt” $2.6 at December 31, 2015. Other than the current and prior year Consolidated Balance Sheet presentation, the adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU No. 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption (the “modified retrospective approach”). We are evaluating the impact this guidance will have on the Company’s consolidated financial statements. We expect to adopt this standard using the modified retrospective approach and anticipate that the adoption will result in a significant increase to the revenue disclosures in our financial statements.
2. INVENTORIES
The components of our “Inventories” as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Raw materials	$146.1	$146.4
Work in process	193.7	176.8
Finished goods	113.5	131.4
Supplies	26.8	25.7
Total inventories	$480.1	$480.3
3. LONG-TERM DEBT
Our debt as of June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
2015 ABL Facility	$100.0	$—
7 5/8% Senior Notes due 2018, net of discount and deferred issuance costs of $4.1 at December 31, 2015	—	430.8
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $5.1 and $5.8 at June 30, 2016 and December 31, 2015, respectively	434.9	434.3
9 1/2% Senior Secured Notes due 2021, net of discount and deferred issuance costs of $12.5 at June 30, 2016	537.5	—
Exchangeable notes, net of discount of $0.4 and $0.5 at June 30, 2016 and December 31, 2015, respectively	44.4	44.3
Zhenjiang term loans, net of discount of $0.6 and $0.7 at June 30, 2016 and December 31, 2015, respectively	175.0	178.3
Zhenjiang revolver, net of discount of $0.1 and $0.2 at June 30, 2016 and December 31, 2015, respectively	24.2	25.5
Other	5.1	5.1
Total debt	1,321.1	1,118.3
Less: Current portion of long-term debt	26.7	8.7
Total long-term debt	$1,294.4	$1,109.6
9 ½% Senior Secured Notes due 2021
On April 4, 2016, Aleris International issued $550.0 aggregate principal amount of 9 ½% Senior Secured Notes due 2021 (the “9 ½% Senior Secured Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Net proceeds from the offering were $540.3, prior to the Tender Offer (as defined below).
The 9 ½% Senior Secured Notes were issued under an Indenture (the “9 ½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Collateral Agent”). The 9 ½% Senior Secured Notes are unconditionally guaranteed by the Company and each domestic subsidiary that guarantees obligations under Aleris International’s $600.0 revolving credit facility (the “2015 ABL Facility”).

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
The 9 ½% Senior Secured Notes are Aleris International’s senior secured obligations and rank equally with all of Aleris International’s existing and future senior debt, effectively junior to obligations of Aleris International under the 2015 ABL Facility to the extent of the value of the ABL Collateral, effectively senior to all of Aleris International’s existing and future indebtedness that is not secured by the Notes Collateral to the extent of the value of the Notes Collateral and senior to all of Aleris International’s existing and future subordinated debt.
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
If Aleris International experiences a “change of control” as specified in the 9 ½% Senior Secured Notes Indenture, Aleris International must offer to purchase all of the 9 ½% Senior Secured Notes at a price equal to 101% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales or experience certain events of loss with respect to the Notes Collateral and do not invest the cash proceeds from such sales or events of loss or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales or events of loss, as the case may be, to make an offer to purchase a principal amount of the 9 ½% Senior Secured Notes at a price of 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase.
Subject to certain limitations and exceptions, the 9 ½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9 ½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9 ½% Senior Secured Notes Indenture also contains customary events of default.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

7 5/8% Senior Notes due 2018
A substantial portion of the net proceeds from the 9 ½% Senior Secured Notes were used (i) to complete a cash tender offer (the “Tender Offer”) for any and all of the outstanding $434.9 aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”), including the payment of related fees and expenses, and (ii) to redeem and discharge any of its outstanding 7 5/8% Senior Notes that were not purchased in the Tender Offer, including the payment of related fees and expenses and any redemption premium. In April 2016, a payment of $281.8 was made to complete the Tender Offer and an additional payment of $167.1 was made to redeem and discharge the remaining principal amount. Each of these payments included applicable premiums and accrued interest. Subsequent to these payments, all outstanding 7 5/8% Senior Notes were extinguished and a loss on extinguishment of $12.6 has been recorded within “Other expense (income), net” in the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2016.
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
Our reserves for environmental remediation liabilities totaled $25.7 and $26.2 at June 30, 2016 and December 31, 2015, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2016 and December 31, 2015, $12.5 and $12.8, respectively, are indemnified.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $4.7 and $4.6 at June 30, 2016 and December 31, 2015, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

During the second quarter of 2016, we resolved a legal dispute with a vendor. In addition, based on favorable negotiations to settle a second vendor dispute, we have reversed certain recorded loss reserves. As a result of these developments, we recorded gains of approximately $6.1 within “Other expense (income), net” in the Consolidated Statements of Comprehensive (Loss) Income during the three and six months ended June 30, 2016.
5. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the six months ended June 30, 2016:

Total Equity
Total equity at January 1, 2016	$327.2
Net loss	(19.4)
Other comprehensive income	6.2
Stock-based compensation activity	2.9
Total equity at June 30, 2016	$316.9
The following table shows changes in the number of our issued and outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2016	31,768,819
Issuance associated with options exercised	60,094
Issuance associated with vested restricted stock units	64,645
Balance at June 30, 2016	31,893,558
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2016:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2016	$(118.7)	$(64.0)	$(182.7)
Current period currency translation adjustments	5.4	(0.8)	4.6
Amortization of net actuarial losses and prior service costs, net of tax	—	1.6	1.6
Balance at June 30, 2016	$(113.3)	$(63.2)	$(176.5)
A summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(1.8)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.2
Losses reclassified into earnings, net of tax	$(1.6)
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
(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income (loss) for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended June 30, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$361.1	$320.2	$23.6		$704.9
Intra-entity revenues	0.4	3.2	1.6	$(5.2)	—
Total revenues	$361.5	$323.4	$25.2	$(5.2)	$704.9
Segment income	$27.6	$40.2	$2.5		$70.3

Three months ended June 30, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$410.1	$342.4	$21.3		$773.8
Intra-entity revenues	0.1	8.5	2.0	$(10.6)	—
Total revenues	$410.2	$350.9	$23.3	$(10.6)	$773.8
Segment income	$24.6	$23.0	$0.1		$47.7

Six months ended June 30, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$695.0	$629.4	$43.0		$1,367.4
Intra-entity revenues	0.7	6.6	3.5	$(10.8)	—
Total revenues	$695.7	$636.0	$46.5	$(10.8)	$1,367.4
Segment income	$51.7	$73.2	$3.4		$128.3

Six months ended June 30, 2015	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$819.4	$659.8	$40.9		$1,520.1
Intra-entity revenues	0.7	24.7	3.9	$(29.3)	—
Total revenues	$820.1	$684.5	$44.8	$(29.3)	$1,520.1
Segment income (loss)	$56.6	$64.4	$(1.8)		$119.2
The following table reconciles total segment income to “Loss from continuing operations before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total segment income	$70.3	$47.7	$128.3	$119.2
Unallocated amounts:
Depreciation and amortization	(26.4)	(28.7)	(52.7)	(65.2)
Other corporate general and administrative expenses	(11.6)	(15.2)	(24.8)	(33.2)
Restructuring charges	(0.6)	(4.9)	(1.4)	(7.7)
Interest expense, net	(21.1)	(24.5)	(39.2)	(51.1)
Unallocated gains (losses) on derivative financial instruments	5.6	15.1	14.9	(4.5)
Unallocated currency exchange (losses) gains	(0.6)	(2.2)	(0.7)	8.2
Start-up costs	(10.0)	(3.9)	(16.4)	(7.8)
Loss on extinguishment of debt	(12.6)	(0.5)	(12.6)	(0.5)
Other income (expense), net	3.4	(2.4)	3.4	(4.8)
Loss from continuing operations before income taxes	$(3.6)	$(19.5)	$(1.2)	$(47.4)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table shows our reportable segment assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Assets
North America	$1,064.1	$882.4
Europe	662.7	632.8
Asia Pacific	378.8	395.9
Unallocated assets	257.1	249.4
Total consolidated assets	$2,362.7	$2,160.5
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
During the six months ended June 30, 2016, no stock options were granted and 34,173 restricted stock units were granted to certain of our directors. In addition, 137,194 stock options and 2,450 restricted stock units were forfeited, primarily due to the departure of a senior executive. We recorded stock-based compensation expense of $1.7 and $3.4 for the three and six months ended June 30, 2016, respectively, and $2.6 and $5.3 for the three and six months ended June 30, 2015, respectively.
9. INCOME TAXES
Our effective tax rates were (261.6)% and (1,499.7)% for the three and six months ended June 30, 2016, respectively, and 64.9% and 31.5% for the three and six months ended June 30, 2015, respectively. The effective tax rates for the three and six months ended June 30, 2016 and 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2016, we had $2.5 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for (benefit from) income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2016, we had approximately $0.5 of accrued interest related to uncertain tax positions.
The 2009 through 2015 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$0.9	$1.0	$1.8	$1.9
Interest cost	1.5	1.8	3.0	3.6
Amortization of net actuarial losses	0.5	0.5	1.0	1.0
Amortization of prior service cost	0.1	—	0.1	—
Expected return on plan assets	(2.5)	(2.7)	(5.0)	(5.4)
Net periodic benefit expense	$0.5	$0.6	$0.9	$1.1

	Non U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$0.5	$1.0	$1.0	$1.7
Interest cost	0.5	1.1	1.0	1.8
Amortization of net actuarial losses	0.4	1.2	0.8	1.9
Net periodic benefit expense	1.4	3.3	2.8	5.4
Net periodic benefit expense reclassified to income from discontinued operations	—	(1.2)	—	(1.2)
Net periodic benefit expense included in continuing operations	$1.4	$2.1	$2.8	$4.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.4	0.6	0.9
Amortization of net actuarial losses (gains)	—	0.1	(0.1)	0.2
Net postretirement benefit expense	$0.3	$0.5	$0.6	$1.2
Plan Assumptions
We are required to make assumptions regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligation could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Through the year ended December 31, 2015, we used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs for our pension and other post-retirement plans. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. We have updated the method previously used for substantially all of our pension plans and our other post-retirement plans. Beginning with our 2016 fiscal year, we have elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in estimate resulted in a decrease in the service cost and interest cost for the six months ended June 30, 2016 of approximately $0.8, $0.3 and $0.2 for the U.S. pension plans, non-U.S. pension plans and other postretirement benefit plans, respectively.
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. Cash collateral of $0.3 and $5.2 was posted at June 30, 2016 and December 31, 2015, respectively. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2016 and December 31, 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	June 30, 2016		December 31, 2015
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$12.4	$(22.6)	$5.4	$(28.4)
Energy	1.1	—	0.1	(0.3)
Currency	—	(0.4)	—	(0.8)
Total	13.5	(23.0)	5.5	(29.5)
Effect of counterparty netting	(11.8)	11.8	(5.4)	5.4
Effect of cash collateral	—	0.3	—	5.2
Net derivatives as classified in the balance sheet	$1.7	$(10.9)	$0.1	$(18.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The fair value of our derivative financial instruments at June 30, 2016 and December 31, 2015 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Metal	Prepaid expenses and other current assets	$0.4	$—
	Other long-term assets	0.2	0.1
Energy	Prepaid expenses and other current assets	1.1	—
Total		$1.7	$0.1

Liability Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Metal	Accrued liabilities	$10.2	$16.6
	Other long-term liabilities	0.3	1.3
Energy	Accrued liabilities	—	0.2
Currency	Accrued liabilities	0.4	0.7
	Other long-term liabilities	—	0.1
Total		$10.9	$18.9
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized losses (gains) on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Metal	$9.0	$5.6	$16.3	$(5.9)
Energy	0.2	0.7	0.8	1.8
Currency	—	0.1	0.3	0.2
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of June 30, 2016 and December 31, 2015, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2016 and December 31, 2015, we had 2.3 trillion and 4.2 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. We have entered into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2016 we had 1.4 million gallons of diesel swap contracts. We had no diesel swap contracts at December 31, 2015.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of June 30, 2016 and December 31, 2015, we had euro forward contracts covering a notional amount of €18.4 million and €18.9 million, respectively.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2016 and December 31, 2015, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$74.9	$74.9	Level 1	$62.2	$62.2	Level 1
Receivables held in escrow	25.9	26.0	Level 2	25.1	25.1	Level 2
2015 ABL Facility	100.0	100.0	Level 2	—	—	N/A
7 5/8% senior notes	—	—	N/A	430.8	362.1	Level 1
7 7/8% senior notes	434.9	389.5	Level 1	434.3	336.7	Level 1
9 ½ % senior secured notes	537.5	566.2	Level 1	—	—	N/A
Exchangeable notes	44.4	63.3	Level 3	44.3	63.3	Level 3
Zhenjiang term loans	175.0	175.6	Level 3	178.3	179.0	Level 3
Zhenjiang revolver	24.2	24.3	Level 3	25.5	25.6	Level 3
The receivables held in escrow include shares of Real Industry, Inc.’s Series B non-participating preferred stock. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the 2015 ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 0.9% as of June 30, 2016 and 1.6% as of December 31, 2015 and expected equity volatility of 45% as of June 30, 2016 and December 31, 2015. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the senior notes and senior secured notes were estimated using market quotations. The principal amount of the Zhenjiang term loans and Zhenjiang revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China loan facility.
12. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. In addition, on March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama, a Japanese building products and extrusions manufacturer. The operations of the recycling and specification alloys and the extrusions businesses were reported as discontinued operations in the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table reconciles the major line items constituting “Income from discontinued operations, net of tax” presented in the Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Revenues	$—	$287.7
Cost of sales	—	270.0
Selling, general and administrative expenses	—	8.7
Other operating income, net	—	(2.6)
Operating income from discontinued operations	—	11.6
Net (loss) gain on sale of discontinued operations	(8.1)	197.2
(Loss) income from discontinued operations before income taxes	(8.1)	208.8
Provision for income taxes	3.7	89.4
(Loss) income from discontinued operations, net of tax	$(11.8)	$119.4
The following table provides the capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

For the six months ended
June 30, 2015
Payments for property, plant and equipment	$15.5
Net gain on sale of discontinued operations	197.2
We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. For the six months ended June 30, 2016 and for the period subsequent to the sales transactions through June 30, 2015, respectively, we recorded sales to the disposed entities of $28.9 and $34.7, and purchases from the disposed entities of $10.8 and $8.4. Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continued to provide support services such as information technology, human resources, accounting and other services to the disposed entities. The majority of these service arrangements were discontinued in the second quarter of 2016. For the six months ended June 30, 2016 and for the period subsequent to the sales transactions through June 30, 2015, respectively, we invoiced $2.6 and $5.1 to the disposed entities under the transition services agreements. This amount is reflected as a reduction of expense in the Consolidated Statements of Comprehensive (Loss) Income.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”). Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 7 7/8% Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 7 7/8% Senior Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the 9 ½% Senior Secured Notes. The condensed consolidating balance sheets are presented as of June 30, 2016 and December 31, 2015. The condensed consolidating statements of comprehensive income (loss) are presented for the three and six months ended June 30, 2016 and 2015. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2016 and 2015.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged in the event of:

▪	any sale of the Guarantor Subsidiary or of all or substantially all of its assets;

▪	a Guarantor Subsidiary being designated as an “unrestricted subsidiary” in accordance with the indentures governing the 7 7/8% Senior Notes;

▪
the release or discharge of a Guarantor Subsidiary from its guarantee under the 2015 ABL Facility or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indentures governing the 7 7/8% Senior Notes; and

▪	the requirements for legal defeasance or covenant defeasance or discharge of the indentures governing the 7 7/8% Senior Notes having been satisfied.
Upon the completion of the sale of the recycling and specification alloys business on February 27, 2015, the guarantees of the Guarantor Subsidiaries that were sold were automatically and unconditionally released.

	As of June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$2.4	$—	$74.9	$(2.4)	$74.9
Accounts receivable, net	—	—	103.8	167.8	—	271.6
Inventories	—	—	200.6	279.5	—	480.1
Prepaid expenses and other current assets	—	3.0	12.9	15.6	—	31.5
Intercompany receivables	—	534.8	173.2	16.0	(724.0)	—
Total Current Assets	—	540.2	490.5	553.8	(726.4)	858.1
Property, plant and equipment, net	—	—	724.3	550.9	—	1,275.2
Intangible assets, net	—	—	21.9	15.9	—	37.8
Deferred income taxes	—	—	—	112.6	—	112.6
Other long-term assets	—	15.3	5.9	57.8	—	79.0
Investments in subsidiaries	317.8	1,161.1	4.5	—	(1,483.4)	—
Total Assets	$317.8	$1,716.6	$1,247.1	$1,291.0	$(2,209.8)	$2,362.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$1.8	$136.8	$125.9	$(2.4)	$262.1
Accrued liabilities	—	21.0	88.6	91.2	—	200.8
Current portion of long-term debt	—	—	0.3	26.4	—	26.7
Intercompany payables	0.9	259.2	414.3	49.6	(724.0)	—
Total Current Liabilities	0.9	282.0	640.0	293.1	(726.4)	489.6
Long-term debt	—	1,116.8	0.3	177.3	—	1,294.4
Deferred income taxes	—	—	0.2	10.9	—	11.1
Accrued pension benefits	—	—	47.5	100.7	—	148.2
Accrued postretirement benefits	—	—	37.4	—	—	37.4
Other long-term liabilities	—	—	36.8	28.3	—	65.1
Total Long-Term Liabilities	—	1,116.8	122.2	317.2	—	1,556.2
Total equity	316.9	317.8	484.9	680.7	(1,483.4)	316.9
Total Liabilities and Equity	$317.8	$1,716.6	$1,247.1	$1,291.0	$(2,209.8)	$2,362.7

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$361.5	$346.9	$(3.5)	$704.9
Cost of sales	—	—	333.1	296.8	(3.5)	626.4
Gross profit	—	—	28.4	50.1	—	78.5
Selling, general and administrative expenses	—	—	30.5	19.7	—	50.2
Restructuring charges	—	—	0.3	0.3	—	0.6
(Gains) losses on derivative financial instruments	—	—	(1.2)	4.8	—	3.6
Other operating expense, net	—	—	1.1	—	—	1.1
Operating (loss) income	—	—	(2.3)	25.3	—	23.0
Interest expense, net	—	—	12.6	8.5	—	21.1
Other expense (income), net	—	12.4	(0.9)	(6.0)	—	5.5
Equity in net loss of affiliates	13.0	0.6	0.1	—	(13.7)	—
(Loss) income before income taxes	(13.0)	(13.0)	(14.1)	22.8	13.7	(3.6)
(Benefit from) provision for income taxes	—	—	(0.2)	9.6	—	9.4
Net (loss) income	$(13.0)	$(13.0)	$(13.9)	$13.2	$13.7	$(13.0)

Comprehensive loss	$(29.7)	$(29.7)	$(14.0)	$(3.4)	$47.1	$(29.7)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the six months ended June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$695.7	$679.0	$(7.3)	$1,367.4
Cost of sales	—	—	639.9	582.8	(7.3)	1,215.4
Gross profit	—	—	55.8	96.2	—	152.0
Selling, general and administrative expenses	—	1.4	59.1	40.0	—	100.5
Restructuring charges	—	—	0.6	0.8	—	1.4
Losses on derivative financial instruments	—	—	0.5	2.1	—	2.6
Other operating expense, net	—	—	1.4	0.2	—	1.6
Operating (loss) income	—	(1.4)	(5.8)	53.1	—	45.9
Interest expense, net	—	—	22.3	16.9	—	39.2
Other expense (income), net	—	8.6	(2.1)	1.4	—	7.9
Equity in net loss (earnings) of affiliates	19.4	9.4	(0.3)	—	(28.5)	—
(Loss) income before income taxes	(19.4)	(19.4)	(25.7)	34.8	28.5	(1.2)
(Benefit from) provision for income taxes	—	—	(0.3)	18.5	—	18.2
Net (loss) income	$(19.4)	$(19.4)	$(25.4)	$16.3	$28.5	$(19.4)

Comprehensive (loss) income	$(13.2)	$(13.2)	$(24.5)	$21.6	$16.1	$(13.2)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended June 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$410.3	$368.6	$(5.1)	$773.8
Cost of sales	—	—	389.6	332.1	(5.1)	716.6
Gross profit	—	—	20.7	36.5	—	57.2
Selling, general and administrative expenses	—	0.9	21.7	29.9	—	52.5
Restructuring charges	—	—	1.5	3.4	—	4.9
Gains on derivative financial instruments	—	—	(2.9)	(5.9)	—	(8.8)
Other operating expense, net	—	—	0.2	0.1	—	0.3
Operating (loss) income	—	(0.9)	0.2	9.0	—	8.3
Interest expense, net	—	—	20.1	4.4	—	24.5
Other (income) expense, net	—	(1.4)	1.2	3.5	—	3.3
Equity in net loss of affiliates	18.6	13.4	0.3	—	(32.3)	—
(Loss) income before income taxes	(18.6)	(12.9)	(21.4)	1.1	32.3	(19.5)
(Benefit from) provision for income taxes	—	—	(17.7)	5.0	—	(12.7)
Loss from continuing operations	(18.6)	(12.9)	(3.7)	(3.9)	32.3	(6.8)
Loss from discontinued operations, net of tax	—	(5.7)	(3.9)	(2.2)	—	(11.8)
Net loss	(18.6)	(18.6)	(7.6)	(6.1)	32.3	(18.6)

Comprehensive (loss) income	$(3.2)	$(3.2)	$(7.1)	$8.8	$1.5	$(3.2)

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the six months ended June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.5	$(201.6)	$186.6	$62.4	$(3.4)	$44.5
Investing activities
Payments for property, plant and equipment	—	—	(184.8)	(37.3)	—	(222.1)
Return of investment in subsidiaries	—	10.1	0.2	—	(10.3)	—
Other	—	—	(0.8)	(0.2)	—	(1.0)
Net cash provided (used) by investing activities	—	10.1	(185.4)	(37.5)	(10.3)	(223.1)
Financing activities
Proceeds from the revolving credit facilities	—	135.0	—	—	—	135.0
Payments on the revolving credit facilities	—	(35.0)	—	(0.8)	—	(35.8)
Proceeds from senior secured notes, net of discount	—	540.4	—	—	—	540.4
Payments on senior notes, including premiums	—	(443.8)	—		—	(443.8)
Net proceeds from (payments on) other long-term debt	—	0.2	(0.4)	(0.7)	—	(0.9)
Debt issuance costs	—	(3.4)	—	—	—	(3.4)
Dividends paid	—	—	(0.6)	(10.7)	11.3	—
Other	(0.5)	0.5	(0.2)	(0.3)	—	(0.5)
Net cash (used) provided by financing activities	(0.5)	193.9	(1.2)	(12.5)	11.3	191.0
Effect of exchange rate differences on cash and cash equivalents	—	—	—	0.3	—	0.3
Net increase in cash and cash equivalents	—	2.4	—	12.7	(2.4)	12.7
Cash and cash equivalents at beginning of period	—	—	—	62.2	—	62.2
Cash and cash equivalents at end of period	$—	$2.4	$—	$74.9	$(2.4)	$74.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the six months ended June 30, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.6	$31.4	$120.3	$(19.7)	$(205.9)	$(73.3)
Investing activities
Payments for property, plant and equipment	—	—	(87.3)	(33.4)	—	(120.7)
Proceeds from the sale of businesses, net of cash transferred	—	323.2	0.1	251.8	—	575.1
Disbursements of intercompany loans	—	(46.7)	(0.2)	(20.3)	67.2	—
Repayments from intercompany loans	—	25.4	3.8	34.3	(63.5)	—
Equity contributions in subsidiaries	—	(137.5)	(1.1)	—	138.6	—
Return of investments in subsidiaries	—	171.3	0.6	—	(171.9)	—
Other	—	(1.0)	0.1	0.6	—	(0.3)
Net cash provided (used) by investing activities	—	334.7	(84.0)	233.0	(29.6)	454.1
Financing activities
Proceeds from revolving credit facilities	—	111.0	—	48.5	—	159.5
Payments on revolving credit facilities	—	(335.0)	—	(42.9)	—	(377.9)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.2)	0.5	—	0.4
Debt issuance costs	—	(3.8)	—	—	—	(3.8)
Proceeds from intercompany loans	—	20.3	—	46.9	(67.2)	—
Repayments on intercompany loans	—	(34.3)	—	(29.2)	63.5	—
Proceeds from intercompany equity contributions	—	—	137.4	1.2	(138.6)	—
Dividends paid	—	—	(173.5)	(202.0)	375.5	—
Other	(0.6)	(0.3)	—	—	—	(0.9)
Net cash used by financing activities	(0.6)	(242.0)	(36.3)	(177.0)	233.2	(222.7)
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(3.4)	—	(3.4)
Net increase in cash and cash equivalents	—	124.1	—	32.9	(2.3)	154.7
Cash and cash equivalents at beginning of period	—	—	—	36.0	—	36.0
Cash and cash equivalents at end of period	$—	$124.1	$—	$68.9	$(2.3)	$190.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of June 30, 2016 and December 31, 2015, our consolidated results of operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. As discussed further below, we completed the sale of our recycling and specification alloys and extrusions businesses in 2015. Accordingly, we reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 12, “Discontinued Operations” to our unaudited Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this MD&A refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Our MD&A includes the following sections:

▪	Overview - a general description of our business, recent strategic initiatives, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2016 and 2015 presented in our unaudited Consolidated Financial Statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2016 and 2015, as well as a brief discussion of our current sources of capital; and

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
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to serve our customers globally, which include a diversified customer base that includes a number of industry-leading companies in the aerospace, automotive, truck trailer and building and construction end-uses. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers.
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Duty Paid/Unpaid Rotterdam” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 68% of our costs of sales for the six months ended June 30, 2016. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2016 and 2015 were $1,571 and $1,769, respectively, which represents a decrease of approximately 11%. Average LME aluminum prices per ton for the six months ended June 30, 2016 and 2015 were $1,543 and $1,785, respectively, which represents a decrease of approximately 14%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year-to-date revenues may not correspond to LME and regional premium price changes for those same periods.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of June 30, 2016 and December 31, 2015, we had posted cash collateral of $0.3 million and $5.2 million, respectively.

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
Commercial margin, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. For additional information regarding non-GAAP financial measures, see “- Non-GAAP Financial Measures.”
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	129.5	127.1	249.3	247.1

Revenues	$361.5	$410.2	$695.7	$820.1
Hedged cost of metal	(211.5)	(264.9)	(403.7)	(516.6)
Unfavorable (favorable) metal price lag	0.7	9.6	(2.7)	6.3
Commercial margin	$150.7	$154.9	$289.3	$309.8
Commercial margin per ton shipped	$1,164.1	$1,218.7	$1,160.5	$1,253.8

Segment income	$27.6	$24.6	$51.7	$56.6
Unfavorable (favorable) metal price lag	0.7	9.6	(2.7)	6.3
Segment Adjusted EBITDA (1)	$28.3	$34.2	$49.0	$62.9
Segment Adjusted EBITDA per ton shipped	$218.6	$268.7	$196.6	$254.7

Start-up costs	$8.7	$3.0	$14.7	$5.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped (1)	87.4	78.6	169.3	153.6

Revenues	$323.4	$350.9	$636.0	$684.5
Hedged cost of metal	(175.9)	(219.6)	(343.3)	(411.8)
Unfavorable metal price lag	2.4	12.1	2.0	9.8
Commercial margin	$149.9	$143.4	$294.7	$282.5
Commercial margin per ton shipped	$1,716.2	$1,824.8	$1,740.5	$1,839.2

Segment income	$40.2	$23.0	$73.2	$64.4
Unfavorable metal price lag	2.4	12.1	2.0	9.8
Segment Adjusted EBITDA (2)	$42.6	$35.1	$75.2	$74.2
Segment Adjusted EBITDA per ton shipped	$487.1	$447.0	$444.0	$482.9

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.

(2)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	5.4	5.4	10.3	10.6

Revenues	$25.2	$23.3	$46.5	$44.8
Hedged cost of metal	(12.3)	(12.3)	(23.6)	(26.0)
Commercial margin	$12.9	$11.0	$22.9	$18.8
Commercial margin per ton shipped	$2,376.2	$2,022.1	$2,229.7	$1,781.5

Segment income (loss)	$2.5	$0.1	$3.4	$(1.8)
Segment Adjusted EBITDA	$2.5	$0.1	$3.4	$(1.8)
Segment Adjusted EBITDA per ton shipped	$468.6	*	$332.4	*

Start-up costs	$—	$0.5	$(0.2)	$1.8

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
We estimate that segment income and Adjusted EBITDA for the second half of 2016 will be higher than the second half of 2015. Factors influencing anticipated second half performance include:

▪	global aerospace volumes are expected to exceed the prior year;

▪	improved North America building and construction volumes;

▪	order patterns for regionally-based Europe plate and sheet products and building and construction are expected to outpace the prior year;

▪	unfavorable metal spreads and tight scrap supply will continue to impact results, but the impact is expected to be less significant than in the first half of 2016;

▪
the Aleris Operating System is expected to drive favorable productivity and improved operating performance enabling us to capitalize on strong demand conditions in the aerospace and building and construction end uses in spite of lingering operating issues; and

▪	segment income in the second half of the year will be dependent, in part, upon changing aluminum prices and the resulting metal price lag.
We expect capital spending of approximately $350.0 million to $375.0 million in 2016, including the amounts spent in the first half of the year.
Results of Operations
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues for the three months ended June 30, 2016 decreased $68.9 million when compared to the prior year period. Lower aluminum prices reduced revenues approximately $98.0 million. This decrease was partially offset by higher volumes that increased revenues approximately $20.0 million. The volume increase included 19%, 17% and 25% increases in global aerospace, global automotive and regional European plate and sheet volumes, respectively. While volumes increased 5% from the prior year, production issues and bottlenecks limited our ability to fully capitalize on strong demand from many end-uses. In addition, a weaker average U.S. dollar impacted the translation of our euro-based revenues, increasing revenues approximately $4.0 million.
The following table presents the estimated impact of key factors that resulted in the 9% decrease in our consolidated second quarter revenues from 2015 to 2016:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(52.0)	(13)%	$(47.0)	(13)%	$1.0	4%	$(98.0)	(12)%
Commercial price	1.0	—	1.0	—	—	—	2.0	—
Volume/Mix	3.0	1	15.0	4	2.0	9	20.0	3
Currency	—	—	5.0	1	(1.0)	(4)	4.0	1
Other	(0.7)	*	(1.5)	*	(0.1)	*	(2.3)	*
Total	$(48.7)	(12)%	$(27.5)	(8)%	$1.9	9%	$(74.3)	(8)%
Intra-entity revenues							5.4	3
Total							$(68.9)	(9)%

* Result is not meaningful.
Gross profit for the three months ended June 30, 2016 was $78.5 million compared to $57.2 million for the three months ended June 30, 2015. Metal price lag had an estimated $22.0 million favorable impact on gross profit for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. This favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive (Loss) Income. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2016 and 2015:

		For the three months ended
		June 30, 2016	June 30, 2015	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	Favorable (unfavorable) metal price lag	$5.9	$(16.1)	$22.0
Losses (gains) on derivative financial instruments	Realized losses on metal derivatives	(9.0)	(5.6)	(3.4)
	Unfavorable metal price lag net of realized derivative gains/losses	$(3.1)	$(21.7)	$18.6
Increased volumes and an improved mix of products sold increased gross profit approximately $5.0 million. This increase was offset by unfavorable metal spreads, resulting from lower aluminum prices and reduced scrap availability, which decreased gross profit approximately $8.0 million. In addition, unfavorable currency movements resulting primarily from the impact of a weaker U.S. dollar on our U.S. dollar-based aerospace sales contracts decreased gross profit approximately $2.0 million.
Selling, general and administrative expenses were $50.2 million for the three months ended June 30, 2016 as compared to $52.5 million for the three months ended June 30, 2015. The $2.3 million decrease included decreases of $3.2 million in professional fees and business development costs, $3.2 million in depreciation and amortization expense resulting primarily from assets that became fully depreciated in the prior year and $1.0 million in incentive compensation expense. These decreases were partially offset by a $5.4 million increase in start-up costs related to labor, consulting and other expenses associated with the North America ABS project.
During the three months ended June 30, 2016 and 2015, we recorded realized losses on derivative financial instruments of $9.2 million and $6.4 million, respectively, and unrealized gains of $5.6 million and $15.2 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Net interest expense decreased $3.4 million due to a $5.7 million increase in capitalized interest primarily related to the North America ABS project, partially offset by increased interest expense resulting from the the issuance of $550.0 million of 9 ½% Senior Secured Notes (defined below) during the second quarter of 2016 and higher borrowings under the ABL facility in the second quarter of 2016 compared to the prior year period.
An unfavorable change of $2.2 million in other expense resulted primarily from a $12.6 million loss on the extinguishment of the 7 5/8% Senior Notes (defined below) in the quarter. This was partially offset by $6.1 million of gains related to favorable developments in certain vendor disputes. In addition, currency exchange rate changes resulted in $2.9 million of losses in the prior year and $0.6 million of gains in the current year, primarily related to the remeasurement of U.S. dollar working capital and intercompany debt balances in Europe.
Our effective tax rates were (261.6)% and 64.9% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rates for the three months ended June 30, 2016 and 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2016 and 2015:

	For the three months ended
	June 30, 2016	June 30, 2015	Change	% Change
	(dollars in millions)
Revenues	$704.9	$773.8	$(68.9)	(9)%
Cost of sales	626.4	716.6	(90.2)	(13)
Gross profit	78.5	57.2	21.3	37
Gross profit as a percentage of revenues	11.1%	7.4%	3.7%	50
Selling, general and administrative expenses	50.2	52.5	(2.3)	(4)
Restructuring charges	0.6	4.9	(4.3)	(88)
Losses (gains) on derivative financial instruments	3.6	(8.8)	12.4	(141)
Other operating expense, net	1.1	0.3	0.8	267
Operating income	23.0	8.3	14.7	177
Interest expense, net	21.1	24.5	(3.4)	(14)
Other expense, net	5.5	3.3	2.2	67
Loss from continuing operations before income taxes	(3.6)	(19.5)	15.9	(82)
Provision for (benefit from) income taxes	9.4	(12.7)	22.1	(174)
Loss from continuing operations	(13.0)	(6.8)	(6.2)	91
Loss from discontinued operations, net of tax	—	(11.8)	11.8	(100)
Net loss	$(13.0)	$(18.6)	$5.6	(30)%

Total segment income	$70.3	$47.7	22.6	47%
Depreciation and amortization	(26.4)	(28.7)	2.3	(8)
Other corporate general and administrative expenses	(11.6)	(15.2)	3.6	(24)
Interest expense, net	(21.1)	(24.5)	3.4	(14)
Unallocated gains on derivative financial instruments	5.6	15.1	(9.5)	(63)
Unallocated currency exchange losses	(0.6)	(2.2)	1.6	(73)
Restructuring charges	(0.6)	(4.9)	4.3	(88)
Start-up costs	(10.0)	(3.9)	(6.1)	156
Loss on extinguishment of debt	(12.6)	(0.5)	(12.1)	2,420
Other income (expense), net	3.4	(2.4)	5.8	(242)
Loss from continuing operations before income taxes	$(3.6)	$(19.5)	$15.9	(82)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	June 30, 2016	June 30, 2015	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$361.5	$410.2	$(48.7)	(12)%
Europe	323.4	350.9	(27.5)	(8)
Asia Pacific	25.2	23.3	1.9	8
Intra-entity revenues	(5.2)	(10.6)	5.4	(51)
Consolidated revenues	$704.9	$773.8	$(68.9)	(9)%

Metric tons of finished product shipped:
North America	129.5	127.1	2.4	2%
Europe (1)	87.4	78.6	8.8	11
Asia Pacific	5.4	5.4	—	—
Intra-entity shipments	(1.2)	(0.5)	(0.7)	140
Total metric tons of finished product shipped	221.1	210.6	10.5	5%

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.
North America Revenues
North America revenues for the three months ended June 30, 2016 decreased $48.7 million compared to the three months ended June 30, 2015. This decrease was primarily due to lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $52.0 million.
This decrease was partially offset by higher volumes that increased revenues approximately $3.0 million, as building and construction and distribution shipments improved 4% and 1%, respectively, while truck trailer shipments fell 12% following robust demand in the second quarter of 2015. Volume improvements were limited by production issues and bottlenecks that kept the segment from fully realizing the benefits of a strong demand environment.
Europe Revenues
Europe revenues for the three months ended June 30, 2016 decreased $27.5 million compared to the three months ended June 30, 2015. This decrease was primarily due to lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $47.0 million.
This decrease was partially offset by the following:

▪
strong demand across most end-uses served by the segment. An 11% increase in volumes, including increases of 25%, 11% and 2% in regional plate and sheet, automotive and aerospace volumes, respectively, increased revenues approximately $15.0 million; and

▪	a weaker average U.S. dollar impacted the translation of our euro-based revenues, increasing revenues approximately $5.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended June 30, 2016 increased $1.9 million compared to the three months ended June 30, 2015 primarily due to increased volumes of higher value aerospace products.

Segment Income and Gross Profit
For the three months ended June 30, 2016 and 2015, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2016	June 30, 2015	Change	% Change
Segment income:	(dollars in millions)
North America	$27.6	$24.6	$3.0	12%
Europe	40.2	23.0	17.2	75
Asia Pacific	2.5	0.1	2.4	*
Total segment income	70.3	47.7	22.6	47
Items excluded from segment income and included in gross profit:
Depreciation	(24.0)	(23.1)	(0.9)	4
Start-up costs	(1.0)	(0.3)	(0.7)	233
Other	—	(2.5)	2.5	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	27.2	28.7	(1.5)	(5)
Realized losses on derivative financial instruments	9.2	6.3	2.9	46
Other	(3.2)	0.4	(3.6)	*
Gross profit	$78.5	$57.2	$21.3	37%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended June 30, 2016 increased $3.0 million compared to the three months ended June 30, 2015. The increase was primarily due to the following:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $8.9 million; and

▪	higher volumes and improved rolling margins increased segment income approximately $2.0 million.
These increases were partially offset by unfavorable scrap spreads resulting from low aluminum prices and the related tightening of supply that decreased segment income approximately $7.0 million.
Europe Segment Income
Europe segment income for the three months ended June 30, 2016 increased $17.2 million compared to the three months ended June 30, 2015. The increase was primarily due to the following:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $9.7 million;

▪
higher volumes and improved rolling margins increased segment income approximately $4.0 million. Volume benefits were partially offset by casting production issues that resulted in unfavorable cost absorption; and

▪	favorable productivity and lower natural gas costs, partially offset by increased employee costs, increased segment income approximately $3.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended June 30, 2016 increased $2.4 million compared to the three months ended June 30, 2015. This increase was primarily due to a favorable change in the mix of products sold, with additional aerospace volume in the current year.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues for the six months ended June 30, 2016 decreased $152.7 million when compared to the prior year period. Lower aluminum prices reduced revenues approximately $219.0 million. This decrease was partially offset by increased volumes and an improved mix of products sold that increased revenues approximately $47.0 million. The volume increase included 19%, 17% and 17% increases in global aerospace, global automotive and regional European plate and sheet volumes, respectively. While volumes increased 4% from the prior year, production issues and bottlenecks limited our ability to fully capitalize on strong demand from many end-uses. In addition, improved rolling margins increased revenues approximately $7.0 million. The following table presents the estimated impact of key factors that resulted in the 10% decrease in our consolidated revenues from the first six months of 2015 to the first six months of 2016:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(127.0)	(15)%	$(92.0)	(13)%	$—	*	$(219.0)	(14)%
Commercial price	2.0	—	5.0	1	—	*	7.0	—
Volume/Mix	3.0	—	40.0	6	4.0	4%	47.0	3
Currency	—	—	—	—	(2.0)	*	(2.0)	—
Other	(2.4)	*	(1.5)	*	(0.3)	*	(4.2)	—
Total	$(124.4)	(15)%	$(48.5)	(7)%	$1.7	4%	$(171.2)	(11)%
Intra-entity revenues							18.5	3
Total							$(152.7)	(10)%

* Result is not meaningful.
Gross profit for the six months ended June 30, 2016 was $152.0 million compared to $113.9 million for the six months ended June 30, 2015. Metal price lag had an estimated $39.0 million favorable impact on gross profit for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. This favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive (Loss) Income.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2016 and 2015:

		For the six months ended
		June 30, 2016	June 30, 2015	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	Favorable (unfavorable) metal price lag	$17.0	$(22.0)	$39.0
Losses (gains) on derivative financial instruments	Realized (losses) gains on metal derivatives	(16.3)	5.9	(22.2)
	Favorable (unfavorable) metal price lag net of realized derivative gains/losses	$0.7	$(16.1)	$16.8
In addition, increased volumes and an improved mix of products sold increased gross profit approximately $12.0 million, improved rolling margins increased gross profit approximately $7.0 million, and a decrease in depreciation expense, primarily as a result of the closure of our Decatur, Alabama facility in the first quarter of 2015, increased gross profit $5.5 million. These increases were partially offset by unfavorable metal spreads, resulting from lower aluminum prices and reduced scrap availability, as well as the increased use of purchased aluminum slab in Europe, which combined to decrease gross profit approximately $20.0 million. In addition, operational issues and increased employee costs more than offset project specific productivity gains and lower natural gas costs, decreasing gross profit approximately $5.0 million.
Selling, general and administrative expenses were $100.5 million for the six months ended June 30, 2016 as compared to $113.8 million for the six months ended June 30, 2015. The $13.3 million decrease included decreases of:

▪	$7.5 million in professional fees and business development costs;

▪	$7.0 million in depreciation and amortization expense resulting from the closure and sale of certain North America segment facilities in 2015, as well as assets that became fully depreciated in 2015;

▪	$3.1 million in incentive compensation expense;

▪	$1.9 million in stock-based compensation expense resulting primarily from the departure of certain senior executives in the prior year; and

▪	decrease in labor costs resulting from restructuring initiatives following the divestitures of the recycling and specification alloys and extrusions businesses.
These decreases were partially offset by increased start-up costs of $8.7 million related to labor, consulting and other expenses associated with the North America ABS project.
During the six months ended June 30, 2016 and 2015, we recorded realized losses (gains) on derivative financial instruments of $17.4 million and $(3.9) million, respectively, and unrealized (gains) losses of $(14.8) million and $4.3 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense decreased $11.9 million due to a $9.9 million increase in capitalized interest related to the North America ABS project and lower interest expense on our China Loan Facility as a result of repayments of debt and lower interest rates.
An unfavorable change of $20.9 million in other expense (income) included a $12.6 million loss on the extinguishment of the 7 5/8% Senior Notes (defined below) in the second quarter. In addition, currency exchange rate changes resulted in $13.1 million of gains in the prior year and $2.2 million of losses in the current year, primarily related to the remeasurement of U.S. dollar working capital and intercompany debt balances in Europe. These unfavorable changes were partially offset by $6.1 million of gains related to favorable developments in certain vendor disputes.
Our effective tax rates were (1,499.7)% and 31.5% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
Income from discontinued operations, net of tax decreased $119.4 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as the prior year period included two months of operations and the gain on sale of our divested recycling and specification alloys and extrusions businesses.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2016 and 2015:

	For the six months ended
	June 30, 2016	June 30, 2015	Change	% Change
	(dollars in millions)
Revenues	$1,367.4	$1,520.1	$(152.7)	(10)%
Cost of sales	1,215.4	1,406.2	(190.8)	(14)
Gross profit	152.0	113.9	38.1	33
Gross profit as a percentage of revenues	11.1%	7.5%	3.6%	48
Selling, general and administrative expenses	100.5	113.8	(13.3)	(12)
Restructuring charges	1.4	7.7	(6.3)	(82)
Losses on derivative financial instruments	2.6	0.4	2.2	550
Other operating expense, net	1.6	1.3	0.3	23
Operating income (loss)	45.9	(9.3)	55.2	(594)
Interest expense, net	39.2	51.1	(11.9)	(23)
Other expense (income), net	7.9	(13.0)	20.9	(161)
Loss from continuing operations before income taxes	(1.2)	(47.4)	46.2	(97)
Provision for (benefit from) income taxes	18.2	(14.9)	33.1	(222)
Loss from continuing operations	(19.4)	(32.5)	13.1	(40)
Income from discontinued operations, net of tax	—	119.4	(119.4)	(100)
Net (loss) income	(19.4)	86.9	(106.3)	(122)
Net income from discontinued operations attributable to noncontrolling interest	—	0.1	(0.1)	(100)%
Net (loss) income attributable to Aleris Corporation	$(19.4)	$86.8	$(106.2)	(122)

Total segment income	$128.3	$119.2	$9.1	8%
Depreciation and amortization	(52.7)	(65.2)	12.5	(19)
Other corporate general and administrative expenses	(24.8)	(33.2)	8.4	(25)
Interest expense, net	(39.2)	(51.1)	11.9	(23)
Unallocated gains (losses) on derivative financial instruments	14.9	(4.5)	19.4	(431)
Unallocated currency exchange (losses) gains	(0.7)	8.2	(8.9)	(109)
Restructuring charges	(1.4)	(7.7)	6.3	(82)
Start-up costs	(16.4)	(7.8)	(8.6)	110
Loss on extinguishment of debt	(12.6)	(0.5)	(12.1)	2,420
Other income (expense), net	3.4	(4.8)	8.2	(171)
Loss from continuing operations before income taxes	$(1.2)	$(47.4)	$46.2	(97)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the six months ended
	June 30, 2016	June 30, 2015	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$695.7	$820.1	$(124.4)	(15)%
Europe	636.0	684.5	(48.5)	(7)
Asia Pacific	46.5	44.8	1.7	4
Intra-entity revenues	(10.8)	(29.3)	18.5	*
Consolidated revenues	$1,367.4	$1,520.1	$(152.7)	(10)%

Metric tons of finished product shipped:
North America	249.3	247.1	2.2	1%
Europe (1)	169.3	153.6	15.7	10
Asia Pacific	10.3	10.6	(0.3)	(3)
Intra-entity shipments	(2.6)	(1.0)	(1.6)	*
Total metric tons of finished product shipped	426.3	410.3	16.0	4%

* Result is not meaningful.

(1)	Tons of finished product shipped excludes slab and billet sales from the Voerde and Koblenz cast houses.

North America Revenues
North America revenues for the six months ended June 30, 2016 decreased $124.4 million compared to the six months ended June 30, 2015. This decrease was primarily due to lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $127.0 million.
This decrease was partially offset by the following:

▪
higher volumes increased revenues approximately $3.0 million, as distribution and building and construction shipments improved 5% and 3%, respectively, more than offsetting a 17% decrease in truck trailer shipments following robust demand in the first half of 2015. Volume improvements were limited by production issues and bottlenecks that kept the segment from fully realizing the benefits of a strong demand environment; and

▪	improved rolling margins increased revenues approximately $2.0 million.
Europe Revenues
Europe revenues for the six months ended June 30, 2016 decreased $48.5 million compared to the six months ended June 30, 2015. This decrease was primarily due to lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $92.0 million.
This decrease was partially offset by the following:

▪
strong demand across most end-uses served by the segment resulted in a 10% increase in volumes and a favorable mix of products sold. Volume and mix improvements, including increases of 7%, 6% and 17% in automotive, aerospace and regional plate and sheet volumes, respectively, increased revenues approximately $40.0 million; and

▪	improved rolling margins increased revenues approximately $5.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the six months ended June 30, 2016 increased $1.7 million compared to the six months ended June 30, 2015 as increased volumes of higher value aerospace products more than offset the impact of a temporary shut down to upgrade and expand capacity at the facility’s horizontal heat treat (“HHT”) furnace in the first quarter of 2016.

Segment Income (Loss) and Gross Profit
For the six months ended June 30, 2016 and 2015, segment income or loss and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2016	June 30, 2015	Change	% Change
Segment income (loss):	(dollars in millions)
North America	$51.7	$56.6	$(4.9)	(9)
Europe	73.2	64.4	8.8	14
Asia Pacific	3.4	(1.8)	5.2	*
Total segment income	128.3	119.2	9.1	8
Items excluded from segment income and included in gross profit:
Depreciation	(46.9)	(52.3)	5.4	(10)
Start-up costs	(1.0)	(0.9)	(0.1)	11
Other	0.2	(4.1)	4.3	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	54.4	61.5	(7.1)	(12)
Realized losses (gains) on derivative financial instruments	17.5	(4.1)	21.6	*
Other	(0.5)	(5.4)	4.9	(91)
Gross profit	$152.0	$113.9	$38.1	33%

* Result is not meaningful.
North America Segment Income
North America segment income for the six months ended June 30, 2016 decreased $4.9 million compared to the six months ended June 30, 2015. This decrease was primarily due to unfavorable scrap spreads resulting from low aluminum prices and the related tightening of supply that decreased segment income approximately $17.0 million.
This decrease was partially offset by the following:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $9.0 million;

▪
an increase in volumes and favorable cost absorption more than offset a weaker mix of products sold, resulting in increased segment income of approximately $2.0 million. The weaker mix was attributable to the expected drop in truck trailer volumes in the current year following robust demand in the prior year; and

▪	improved rolling margins increased segment income approximately $2.0 million.
Europe Segment Income
Europe segment income for the six months ended June 30, 2016 increased $8.8 million compared to the six months ended June 30, 2015. This increase was primarily due to the following:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $7.8 million;

▪	improved rolling margins resulting from strong demand increased segment income approximately $5.0 million; and

▪
greater volumes, partially offset by unfavorable cost absorption, increased segment income approximately $4.0 million. Volume benefits were partially offset by casting production issues in the second quarter of 2016 that resulted in unfavorable cost absorption. In the first quarter of 2015, increasing quantities of finished goods resulted in additional productions costs being capitalized. This did not recur in 2016.

These increases were partially offset by:

▪
changes in currency exchange rates decreased segment income by approximately $8.0 million, primarily as a result of the unfavorable impact that a weakening U.S. dollar had on U.S. dollar working capital balances early in the current year compared to the favorable impact of a strengthening U.S. dollar in 2015; and

▪	the increased use of externally purchased slab decreased segment income approximately $4.0 million.

Asia Pacific Segment Income
Asia Pacific segment income for the six months ended June 30, 2016 increased $5.2 million compared to the six months ended June 30, 2015. This increase was primarily due to a favorable change in the mix of products sold, with additional aerospace volume in the current year that was partially offset by the temporary shut-down of the HHT furnace.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the 2015 ABL Facility and China Loan Facility (each as defined below) will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our indebtedness, including borrowing base limitations under the 2015 ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, our ability to access the capital and credit markets, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016, as updated in our quarterly and periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
On April 4, 2016, Aleris International issued $550.0 million aggregate principal amount of 9 ½% Senior Secured Notes due 2021 (the “9 ½% Senior Secured Notes”). A substantial portion of the net proceeds from the 9 ½% Senior Secured Notes were used to (i) complete a cash tender offer for any and all of the outstanding $434.9 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”), including the payment of related fees and expenses (the “Tender Offer”), and (ii) to redeem and discharge any 7 5/8% Senior Notes that were not purchased in the Tender Offer, including the payment of related fees and expenses and any redemption premium (the “Redemption”). Each of these payments included applicable premiums and accrued interest. Following the Tender Offer and Redemption, all outstanding 7 5/8% Senior Notes were extinguished. The net cash proceeds from the 9 ½% Senior Secured Notes after the Tender Offer and Redemption were $90.1 million, which will be used for general corporate purposes, which may include working capital and/or capital expenditures. As a result of the Tender Offer and Redemption, a loss on the early extinguishment of debt totaling $12.6 million was recorded in the second quarter of 2016.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the six months ended June 30, 2016 and 2015. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations as permitted by GAAP. For a summary of capital expenditures and significant operating noncash items of discontinued operations for the six months ended June 30, 2015, see Note 12, “Discontinued Operations,” to our unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the six months ended
	June 30, 2016	June 30, 2015
Net cash provided (used) by:	(in millions)
Operating activities	$44.5	$(73.3)
Investing activities	(223.1)	454.1
Financing activities	191.0	(222.7)
Cash Flows from Operating Activities
Cash flows provided by operating activities were $44.5 million for the six months ended June 30, 2016, which resulted from $48.0 million of cash from earnings and a $3.5 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $53.3 million and $46.1 million in accounts receivable and accounts payable, respectively, and a decrease of $3.8 million in inventories. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average days sales outstanding (“DSO”) for the twelve months ended June 30, 2016 remained consistent with the average DSO for the year ended December 31, 2015, revenues in the month of June 2016 were approximately $63.0 million higher than the month of December 2015, leading to an increase in accounts receivable. Our average days payables outstanding (“DPO”) for the twelve months ended June 30, 2016 remained consistent with the average DPO for the year ended December 31, 2015. A decrease in our average days inventory outstanding (“DIO”) for the twelve months ended June 30, 2016 as compared to the year ended December 31, 2015 as well as lower aluminum prices offset the seasonal increase in production, resulting in the slight decrease in inventory.
Cash flows used by operating activities were $73.3 million for the six months ended June 30, 2015, which primarily resulted from a $79.4 million increase in net operating assets. The significant components of the change in net operating assets included increases of $159.8 million and $36.2 million in accounts receivable and accounts payable, respectively, and a decrease of $58.6 million in inventories. The increase in accounts receivable was due to increased seasonal sales volume as compared to December 2014, as well as an increase in the accounts receivable balance of the recycling and specification alloys business that was sold. As a result of this increase, we received a cash payment of $57.3 million in the second quarter of 2015 in connection with the preliminary adjustment to the sale price. This payment has been reported in investing activities. Our average DSO for the twelve months ended June 30, 2015 remained consistent with the DSO for the year ended December 31, 2014. The change in inventories was due in part to the decreased LME prices in inventory as compared to the end of 2014. Our average DIO and average DPO for the twelve months ended June 30, 2015 remained consistent with the average DIO and DPO for the year ended December 31, 2014.
Cash Flows from Investing Activities
Cash flows used by investing activities were $223.1 million for the six months ended June 30, 2016, and included $222.1 million of capital expenditures, primarily resulting from the North America ABS project.
Cash flows provided by investing activities were $454.1 million for the six months ended June 30, 2015 and included $575.1 million of cash proceeds, net of cash transferred, from the sales of our former recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $120.7 million of capital expenditures.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $191.0 million for the six months ended June 30, 2016, which resulted from cash proceeds of $540.4 million from the 9 ½% Senior Secured Notes, net of discount and net cash proceeds of $100.0 million from borrowings on the 2015 ABL Facility. These cash proceeds were partially offset by the completion of the Tender Offer and Redemption for the 7 5/8% Senior Notes, which totaled $443.8 million, including the payment of accrued interest, applicable premiums and related fees and expenses, and $3.4 million of debt issuance costs related to the 9 ½% Senior Secured Notes.
Cash flows used by financing activities were $222.7 million for the six months ended June 30, 2015, which included $224.0 million of net repayments on the prior ABL Facility and $5.6 million of proceeds from the China Loan Facility.
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
As of June 30, 2016, we estimate that the borrowing base would have supported borrowings of $423.2 million. As of June 30, 2016, Aleris International had $100.0 million borrowings outstanding under the 2015 ABL Facility. After giving effect to the outstanding borrowings and outstanding letters of credit of $39.9 million, Aleris International had $283.3 million available for borrowing.

9 ½% Senior Secured Notes due 2021
On April 4, 2016, Aleris International issued $550.0 million aggregate principal amount of 9 ½% Senior Secured Notes due 2021 and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended.
The 9 ½% Senior Secured Notes were issued under an Indenture (the “9 ½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Collateral Agent”). The 9 ½% Senior Secured Notes are unconditionally guaranteed by us and each of our subsidiaries that guarantees Aleris International’s obligations under the the 2015 ABL Facility.
The 9 ½% Senior Secured Notes bear interest at an annual rate of 9 ½% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016. The 9 ½% Senior Secured Notes will mature on April 1, 2021.
Pursuant to a security agreement dated as of April 4, 2016, among Aleris International, the guarantors party thereto and the Collateral Agent, the 9 ½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies) (the “Notes Collateral”), but subject to permitted liens and excluding (i) inventory, accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis (the “ABL Collateral”), (ii) the assets associated with our Lewisport, Kentucky facility and (iii) certain other excluded assets.
The 9 ½% Senior Secured Notes are Aleris International’s senior secured obligations and rank equally with all of Aleris International’s existing and future senior debt, effectively junior to obligations of Aleris International under the 2015 ABL Facility to the extent of the value of the ABL Collateral, effectively senior to all of Aleris International’s existing and future indebtedness that is not secured by the Notes Collateral to the extent of the value of the Notes Collateral and senior to all of Aleris International’s existing and future subordinated debt.
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
If Aleris International experiences a “change of control” as specified in the 9 ½% Senior Secured Notes Indenture, Aleris International must offer to purchase all of the 9 ½% Senior Secured Notes at a price equal to 101% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales or experience certain events of loss with respect to the Notes Collateral and do not invest the cash proceeds from such sales or events of loss or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales or events of loss, as the case may be, to make an offer to purchase a principal amount of the 9 ½% Senior Secured Notes at a price of 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase.

Subject to certain limitations and exceptions, the 9 ½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9 ½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9 ½% Senior Secured Notes Indenture also contains customary events of default.
7 5/8% Senior Notes due 2018
On February 9, 2011, Aleris International issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018, and on October 14, 2011, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 for its new $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 that were registered under the Securities Act of 1933, as amended. On September 8, 2015, Aleris International purchased $65.1 million aggregate principal amount of the 7 5/8% Senior Notes pursuant to an asset sale offer. As discussed above, in April 2016, Aleris International used a substantial portion of the net proceeds from the issuance of the 9 ½% Senior Secured Notes to repurchase, redeem and discharge all outstanding 7 5/8% Senior Notes. Subsequent to these payments, all outstanding 7 5/8% Senior Notes were extinguished.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). The 7 7/8% Senior Notes mature on November 1, 2020. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to an asset sale offer. As of June 30, 2016, Aleris International had $440.1 million aggregate principal amount outstanding on the 7 7/8% Senior Notes.
The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our subsidiaries that guarantees Aleris International’s obligations under the 2015 ABL Facility. The indenture governing the 7 7/8% Senior Notes contains a number of customary covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of our subsidiaries, including without limitation restrictions on its ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 963.6 million (or equivalent to approximately $145.0 million) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $61.7 million) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2016, $175.6 million was outstanding on the Zhenjiang Term Loans and $24.3 million was drawn on the Zhenjiang

Revolver. The final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually initially at RMB 29.9 million (or the equivalent of $4.5 million) increasing to RMB 209.5 million (or the equivalent of $31.5 million) in 2021. Aleris Zhenjiang made the first of the 2016 scheduled payments totaling RMB 29.9 million in December 2015.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2016. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three and six months ended June 30, 2016 and 2015, our reconciliation of Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided (used) by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in millions)
Adjusted EBITDA	$64.5	$60.3	$109.0	$115.3
Unrealized gains (losses) on derivative financial instruments of continuing operations	5.6	15.2	14.8	(4.3)
Restructuring charges	(0.6)	(4.9)	(1.4)	(7.7)
Unallocated currency exchange (losses) gains on debt	(0.6)	(1.9)	(0.5)	7.9
Stock-based compensation expense	(1.7)	(2.6)	(3.4)	(5.3)
Start-up costs	(10.0)	(3.9)	(16.4)	(7.8)
(Unfavorable) favorable metal price lag	(3.1)	(21.7)	0.7	(16.1)
Other	(10.2)	(6.8)	(12.1)	(13.2)
EBITDA	43.9	33.7	90.7	68.8
Interest expense, net	(21.1)	(24.5)	(39.2)	(51.1)
(Provision for) benefit from income taxes	(9.4)	12.7	(18.2)	14.9
Depreciation and amortization	(26.4)	(28.7)	(52.7)	(65.2)
(Loss) income from discontinued operations, net of tax	—	(11.8)	—	119.4
Net (loss) income attributable to Aleris Corporation	(13.0)	(18.6)	(19.4)	86.8
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	0.1
Net (loss) income	(13.0)	(18.6)	(19.4)	86.9
Depreciation and amortization	26.4	28.7	52.7	65.2
Provision for (benefit from) deferred income taxes	4.7	(19.6)	8.0	59.2
Stock-based compensation expense	1.7	2.6	3.4	5.3
Unrealized (gains) losses on derivative financial instruments	(5.6)	(15.2)	(14.8)	2.3
Currency exchange losses (gains) on debt	0.8	2.4	0.4	(8.8)
Loss on extinguishment of debt	12.6	0.5	12.6	0.5
Net loss (gain) on sale of discontinued operations	—	8.1	—	(197.2)
Other	3.0	1.3	5.1	(6.7)
Change in operating assets and liabilities:
Change in accounts receivable	2.6	1.8	(53.3)	(159.8)
Change in inventories	(1.2)	38.9	3.8	58.6
Change in other assets	(0.9)	2.7	3.4	(0.6)
Change in accounts payable	—	16.8	46.1	36.2
Change in accrued liabilities	2.2	(3.7)	(3.5)	(14.4)
Net cash provided (used) by operating activities	$33.3	$46.7	$44.5	$(73.3)

For the three and six months ended June 30, 2016 and 2015, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in millions)
Revenues	$704.9	$773.8	$1,367.4	$1,520.1
Hedged cost of metal	(394.5)	(486.2)	(759.8)	(925.1)
Unfavorable (favorable) metal price lag	3.1	21.7	(0.7)	16.1
Commercial margin	$313.5	$309.3	$606.9	$611.1
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 9, 2016 for the year ended December 31, 2015. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2016.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2016.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of June 30, 2016 and December 31, 2015, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2016 and December 31, 2015, we had 2.3 trillion and 4.2 trillion of British thermal unit forward buy contracts, respectively.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2016 we had 1.4 million gallons of diesel fuel swap contracts. We had no diesel fuel swap contracts at December 31, 2015.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited Consolidated Financial Statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of June 30, 2016 and December 31, 2015, we had euro forward contracts covering a notional amount of €18.4 million and €18.9 million, respectively.
Interest Rate Risks
As of June 30, 2016, approximately 78% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2016, Aleris International had $100.0 million of borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $175.6 million of borrowings under the Zhenjiang Term Loans and $24.3 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2016 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2016:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(10.1)	$(4.5)
Energy	1.1	(1.1)
Currency	(0.4)	(2.1)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.1
Indenture, dated as of April 4, 2016, among Aleris International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 4.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed April 7, 2016, and incorporated herein by reference).

10.1
Security Agreement, dated as of April 4, 2016, among Aleris International, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed April 7, 2016, and incorporated herein by reference).

10.2†
Form of Employment Agreement For Employee, between Aleris Aluminum Duffel BVBA and Mr. Jack (Jacobus Antonius Johannes) Govers (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed June 24, 2016, and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	August 4, 2016	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)