Form 10-K
period 2016-12-31
Aleris Corp
filed 2017-03-03
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _____________________
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
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
There were 31,989,712 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 5, 2017.
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
On August 29, 2016, Aleris Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zhongwang USA LLC (“Zhongwang USA”), Zhongwang Aluminum Corporation, a direct, wholly owned subsidiary of Zhongwang USA (“Merger Sub”), and the stockholders representative party thereto, pursuant to which Merger Sub will be merged with and into Aleris Corporation, on the terms and subject to the conditions set forth in the Merger Agreement, with Aleris Corporation as the surviving entity (the “Merger”). Upon consummation of the Merger, Aleris Corporation is expected to be a direct, wholly owned subsidiary of Zhongwang USA, which is expected to be indirectly beneficially owned by entities affiliated with Mr. Liu Zhongtian and other investors and financial institutions. Zhongwang USA has agreed to pay approximately $1.1 billion in cash, subject to adjustment, for the equity of Aleris Corporation and will assume certain of the Company’s outstanding indebtedness.
The Merger is targeted to close in the first quarter of 2017, subject to customary regulatory approvals, including the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), and other customary closing conditions. The Merger is not subject to a financing condition. CFIUS has identified national security concerns with the Merger. Although CFIUS has not identified at this time measures that would mitigate these concerns, it invited Aleris Corporation and Zhongwang USA to withdraw and refile their notice to obtain additional time to provide additional information, including possible mitigation. In February 2017, Aleris Corporation and Zhongwang USA withdrew their notice and intend to refile in the first quarter of 2017. There can be no assurance that the Merger will be consummated on the targeted timing or at all. The Merger Agreement may be terminated by Aleris Corporation or Zhongwang USA on or after May 29, 2017.
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
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” For additional information, see Note 17, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows for the years ended December 31, 2015, 2014, 2013 and 2012 reflect the combined cash flows from our continuing and discontinued operations.
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
Company Overview
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to service our customers globally. Our diversified customer base includes a number of industry-leading companies such as Airbus, Audi, BMW, Boeing, Bombardier, Daimler, Embraer, Ford and Volvo. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers. For the year ended December 31, 2016, we generated revenues of $2.7 billion, of which approximately 55% were derived from North America, 37% were derived from Europe and the remaining 8% were derived from the rest of the world.
Company History
Our predecessor was formed at the end of 2004 through the merger of Commonwealth Industries, Inc. and IMCO Recycling, Inc. The predecessor’s business grew through a combination of organic growth and strategic acquisitions, the most significant of which was the 2006 acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”). The Corus Aluminum acquisition doubled our predecessor’s size and significantly expanded both its presence in Europe and its ability to manufacture higher value-added products, including aerospace and auto body sheet (“ABS”).
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
The Company was formed as a Delaware corporation in 2009 to acquire the assets and operations of the predecessor upon emergence from bankruptcy, which occurred on June 1, 2010. TPG exited our business during this time and we received significant support from new equity investors, led by the Oaktree Funds, the majority owner of Aleris Corporation, as well as certain investment funds managed by affiliates of Apollo Management Holdings, L.P. (“Apollo”) and Bain Capital Credit, LP (“Bain Capital Credit” and, together with the Oaktree Funds and Apollo, the “Investors”).
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

The following charts present the percentage of our consolidated revenue by reportable segment and by end-use for the year ended December 31, 2016:
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, truck trailers, appliances, cars and recreational vehicles. Our facility in Lewisport, Kentucky uses a direct-chill cast process which enables us to meet more technically demanding applications. We are investing over $400 million to add ABS capabilities at our Lewisport facility (the “North America ABS Project”), of which approximately $350 million has been invested as of December 31, 2016. We are also investing in upgrades to other key non-ABS equipment at the facility, including widening the hot mill, to capture additional opportunities. With the addition of ABS shipments from Lewisport expected to begin in 2017, we expect ABS to account for a significantly higher percentage of our North America product mix. We have long term customer commitments for more than half of our ABS capacity through 2025 with fixed conversion premiums and which include significant “take or pay” obligations. In connection with the North America ABS Project, the North America segment has been incurring costs associated with start-up activities, including the design and development of new products and processes. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.
We have the largest footprint of continuous cast operations in North America. Our continuous cast operations have lower capital requirements and lower operating costs compared to our direct-chill cast operations. For our continuous cast operations, scrap input typically comprises over 90% of our overall metal needs, which provides substantial benefits, including metal cost savings. For the year ended December 31, 2016, approximately 98% of our revenues were derived using a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee.

Our North America segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 72 inches. The following table summarizes our North America segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware and siding)	• Ply Gem Industries, Gentek Building Products, Euramax, American Construction Metals, Kaycan, Midwest Metals, Rollex, First American	• Jupiter Aluminum, JW Aluminum, Arconic, Novelis
• Metal distribution	• Ryerson, Thyssen-Krupp, Metals USA, Champagne Metals, Samuel & Son, Reliance	• Arconic, Novelis, Constellium, Empire, Ta-Chen, Asian-American, Metal Exchange
• Truck Trailer	• Utility Trailer, Great Dane, Hyundai Translead, Rockwell Metals	• Arconic, Novelis, Vulcan
• Automotive	• Ford, Kamtek	• Arconic, Novelis, Constellium
• Consumer durables, specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	• Brunswick Boat Group, Cuprum Metales Laminados, John R Wald, ABB	• Arconic, Novelis, Noranda, Skana Aluminum, Constellium
• Converter foil, fins and tray materials	• HFA, Reynolds, D&W Fine Pack	• JW Aluminum, Granges, Novelis, Skana Aluminum, SAPA
Key operating and financial information for the segment is presented below:

North America
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2016	2015	2014
Metric tons of finished product shipped	486.3	492.8	482.0
Revenues	$1,365.1	$1,532.8	$1,561.8
Segment income (1)	$86.1	$107.9	$94.6
Segment Adjusted EBITDA (1)(2)	$81.4	$109.1	$96.0
Total segment assets	$1,180.2	$882.4

(1)
Segment income and segment Adjusted EBITDA exclude start-up operating losses and expenses incurred during the start-up period. For the years ended December 31, 2016, 2015 and 2014, start-up costs were $41.5 million, $16.0 million and $3.1 million, respectively.

(2)
Segment Adjusted EBITDA is a non-GAAP financial measure. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment Adjusted EBITDA and a reconciliation to segment income.

Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Koblenz, Germany and the other in Duffel, Belgium, and an aluminum cast house in Germany. The segment produces aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat-treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses, which command some of the highest margins in the industry.
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

Our Europe segment remelts primary ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our Europe segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate and sheet	• Airbus, Boeing, Bombardier, Dassault, Embraer	• Arconic, AMAG, Constellium, Kaiser
• Auto body sheet (inner, outer and structural parts)	• BMW, Daimler, Renault, Volvo, VW Group	• Arconic, AMAG, Constellium, Hydro, Novelis
• Brazing clad sheet (heat exchanger materials for automotive and general industrial)	• Behr, Dana, Denso, HallaVisteon, Modine Chart	• Arconic, AMAG, Gränges, Hydro, UACJ
• Industrial plate and sheet (tooling, molding, road & rail, shipbuilding, LNG, silos, anodizing qualities for architecture, multi-layer tubing, and general industry)	• Amari Group, Amco, Euramax, Gilette, Henco, Linde, Multivac, RemiClaeys, SAG, ThyssenKrupp Materials	• Arconic, AMAG, Constellium, Hydro, Novelis, Kaiser
Key operating and financial information for the segment is presented below:

Europe
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2016	2015	2014
Metric tons of finished product shipped	326.7	313.6	301.6
Revenues	$1,222.6	$1,335.3	$1,402.4
Segment income	$149.4	$131.8	$147.6
Segment Adjusted EBITDA (1)	$151.3	$149.3	$120.7
Total segment assets	$645.3	$632.8

(1)
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
The Zhenjiang rolling mill commenced operations in the first quarter of 2013 and achieved Nadcap certification, an industry standard for the production of aerospace aluminum, in 2014. Since then, the Zhenjiang rolling mill has received qualifications from several industry-leading aircraft manufacturers, including Airbus, Boeing, Bombardier and COMAC, and is the only facility in Asia capable of meeting the exacting standards of the global aerospace industry.
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

The following table summarizes our Asia Pacific segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate	• Airbus, Boeing, Bombardier, AVIC, KAI, AMS	• Arconic, Constellium, Chinalco, Kaiser, AMAG
• Heat treated plate	• ThyssenKrupp, Clinton Aluminum, Hengtai	• AMAG, Kumz, Vimetco, Nanshan
• Non-heat treated plate	• Tozzhin, Kobelco Precision Parts, Linde	• SWA, NELA, Kobelco, UACJ
Key operating and financial information for the segment is presented below:

Asia Pacific
(Dollars in millions, except per ton measures,	For the years ended December 31,
volumes in thousands of tons)	2016	2015	2014
Metric tons of finished product shipped	22.6	21.8	12.8
Revenues	$100.5	$96.4	$52.7
Segment income (1)	$10.8	$—	$—
Segment Adjusted EBITDA (1) (2)	$10.4	$—	$—
Total segment assets	$358.6	$395.9

(1)
Segment income and segment Adjusted EBITDA exclude start-up operating losses and expenses, as well as depreciation expense incurred during the start-up period. For the years ended December 31, 2016, 2015 and 2014, start-up costs were $0.1 million, $2.9 million and $16.6 million, respectively, and total depreciation expense for the year ended December 31, 2014 was $24.7 million.

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
Sales and Marketing
We sell our products to end-users and distributors, principally for use in the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries. Backlog as of December 31, 2016 and 2015 was approximately $109.2 million and $112.0 million, respectively, for North America, $202.2 million and $211.5 million, respectively, for Europe, and $28.1 million and $33.1 million, respectively, for Asia Pacific.
Sales of products are made through each segment’s own sales force, which are strategically located to provide international coverage, and through a broad network of sales offices and agents in North America and major European countries, as well as in Asia and Australia. The majority of our customer sales agreements in these segments are for a term of one year or less.

Competition
The worldwide aluminum industry is highly competitive. Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications.
We compete in the production and sale of rolled aluminum sheet and plate. In the sectors in which we compete, other industry leaders include Arconic, Constellium, Novelis, Kaiser, Hydro, JW Aluminum and Jupiter Aluminum. In addition, we compete with imported products. We compete with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service.
Raw Materials and Supplies
A significant portion of the aluminum metal used by our North America segment is purchased aluminum scrap that is acquired from aluminum scrap dealers or brokers. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in North America. The remaining requirements of this segment are met with purchased primary metal and rolling slab, including metal produced in the U.S. and internationally.
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
Research and Development
Our research and development organization includes three locations in Europe, one in North America and one in Asia, with a support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $10.9 million, $11.2 million and $12.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Employees
As of December 31, 2016, we had a total of approximately 5,400 employees, which included approximately 1,800 employees engaged in administrative and supervisory activities and approximately 3,600 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 63% of our U.S. employees and substantially all of our non-U.S. employees were covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.
Environmental
Our operations are subject to federal, state, local and foreign environmental, health and safety laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the investigation or remediation of contaminated sites and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental, health and safety legal requirements, we may be required, from time to time, to incur substantial costs in order to achieve and maintain compliance with these laws and regulations. For example, we may be required to install additional pollution control equipment, make process changes, or take other environmental control measures at some of our facilities to meet future requirements.
We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“Superfund”) and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in four states and one non-U.S. country at seven sites. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. Currently, and from time to time, we are a party to notices of violation brought by governmental agencies concerning the laws governing environmental, health and safety matters, such as air emissions.
Our aggregate accrual for environmental matters was $23.8 million and $26.2 million at December 31, 2016 and 2015, respectively. Of these amounts, approximately $11.5 million and $12.8 million are indemnified at December 31, 2016 and 2015, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our financial condition, results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
In December 2016, the Ohio Environmental Protection Agency (“OEPA”) issued a director’s final findings and orders related to a number of air pollution control notice of violations (“NOVs”) under the Ohio administrative code. The Company’s subsidiary, Aleris Rolled Products, Inc., and the OEPA mutually agreed to amicably settle and resolve all of the OEPA claims in exchange for a payment of a civil fine of $135,000. The Company did not admit any error or wrong doing as part of the settlement. The matter is fully concluded and the Company has no continuing obligations with respect to the NOVs.
In addition, we have asset retirement obligations of $4.7 million and $4.6 million for the years ended December 31, 2016 and 2015, respectively, for costs related to the future removal of asbestos and costs to remove underground storage tanks. The related asset retirement costs are capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful life of the related asset. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to successfully execute our significant ongoing, or any future, strategic investments, achieve all operating cost savings targeted through focused productivity improvements and capacity optimization, further enhance our business and product mix, manage key commodity exposures and opportunistically pursue strategic acquisitions. Implementation of our business strategy may be impacted by factors outside of our control, including competition, commodity price fluctuations, legal and regulatory developments and general economic conditions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
Although we have undertaken and expect to continue to undertake productivity and manufacturing system and process transformation initiatives to improve performance, we cannot assure you that all of these initiatives will be completed or that any estimated cost savings from such activities will be fully realized. Even when we are able to generate new efficiencies in the short- to medium-term, we may not be able to continue to reduce costs and increase productivity over the long-term.
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
The consummation of the Merger is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the representations and warranties of the parties being true and correct, except as permitted by the Merger Agreement, (ii) the parties’ performance in all material respects of their respective covenants and other obligations, and (iii) the expiration or termination of the applicable Hart-Scott-Rodino waiting period, the receipt of approval from CFIUS, and the receipt of certain foreign regulatory approvals. The Merger is not subject to a financing condition. CFIUS has identified national security concerns with the Merger. Although CFIUS has not identified at this time measures that would mitigate these concerns, it invited Aleris Corporation and Zhongwang USA to withdraw and refile their notice to obtain additional time to provide additional information, including possible mitigation. In February 2017, Aleris Corporation and Zhongwang USA withdrew their notice and intend to refile in the first quarter of 2017. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be consummated. Several of the closing conditions are not within our control, and it is not known whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the closing conditions are not timely satisfied, or if another event occurs that delays or prevents the Merger, our business, financial condition and results of operations may be materially and adversely affected. In addition, the Merger Agreement may be terminated by Aleris Corporation or Zhongwang USA on or after May 29, 2017.
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
In addition, the process of integrating new businesses could cause the interruption of, or loss of momentum in, the activities of our existing businesses and the diversion of management’s attention. Any delays or difficulties encountered in connection with the integration of new businesses or divestiture of existing businesses could negatively impact our business and results of operations. Furthermore, any acquisition we may make could result in significant increases in our outstanding indebtedness and debt service requirements. The terms of our indebtedness may limit the acquisitions, strategic alliances and divestitures that we can pursue.
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
Demand for our automotive and heat exchanger products is dependent on the production of cars, light trucks and heavy duty vehicles and trailers. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the strength of the overall economy. Production cuts by manufacturers may adversely affect the demand for our products. Many automotive-related manufacturers and first tier suppliers are burdened with substantial structural costs, including pension, healthcare and labor costs that have resulted in severe financial difficulty, including bankruptcy, for several of them. A worsening of these companies’ financial condition or their bankruptcy could have further serious effects on the conditions of the automotive industry, which directly affects the demand for our products. In addition, sensitivity to fuel prices and consumer preferences can influence consumer demand for vehicles that have a higher content of aluminum. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have a materially adverse impact on our financial condition and results of operations.
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
In addition, we depend upon third-party transportation providers for delivery of products to us and to our customers. Transportation disruptions or other conditions in the transportation industry, including, but not limited to, increases in fuel prices, disruptions in rail service, port congestion or shortages of truck drivers, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.
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
Primary aluminum, aluminum scrap, rolling slab and alloy prices are subject to significant cyclical price fluctuations. Metallics (primary aluminum and aluminum scrap) represent the largest component of our costs of sales. We purchase aluminum primarily from aluminum producers, aluminum scrap dealers and other intermediaries. We have limited control over the price or availability of these supplies.
In particular, the availability and price of aluminum scrap and rolling slab depend on a number of factors outside our control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. Increased regional and global demand for aluminum scrap can have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We may not be able to adjust the selling prices for our products to recover the increases in scrap prices. If scrap prices were to increase significantly without a commensurate increase in the traded value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability.
After raw material and labor costs, energy costs represent the third largest component of our cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. Price and volatility can differ by global region based on supply and demand, political issues and government regulation, among other things. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to reduce the effect of higher natural gas costs on our cost of sales. If natural gas costs increase, our financial condition and results of operations may be adversely affected. Although we attempt to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in certain of our long-term supply contracts, we may not be able to eliminate or reduce the effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may also limit our potential benefit from declining costs.
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
The overall price of primary aluminum consists of several components, including the underlying base metal component, which is typically based on quoted prices from the London Metal Exchange (LME) and the regional premium, which comprises the incremental price over the base LME component that is associated with the delivery of metal to a particular region as further described below. The LME price is typically driven by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories) and financial investors. Speculative trading in aluminum and the influence of hedge funds and other financial institutions participating in commodity markets have contributed to higher levels of price volatility. Furthermore, the North America and Europe segments are exposed to variability in the market price of a regional premium differential (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including based on the supply of and demand for metal in a particular region, associated transportation costs and the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. During times of greater volatility in the premium, the variability in our earnings can also increase. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our customers, who may delay purchases from us during times of uncertainty with respect to the premium differential or seek to purchase lower priced imported products which are not susceptible to the changes in these premium differentials. The North America and Europe segments follow a pattern of increasing or decreasing their selling prices to customers in response to changes in the Midwest Premium and the Rotterdam Premium. In addition, aluminum prices could fluctuate as a result of LME warehousing rules. In February 2015, the LME implemented rules that require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. The warehousing rules, and any subsequent changes the LME may implement, could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums and LME aluminum prices to fall. A sustained weak LME aluminum pricing environment or decreases in LME aluminum prices or regional premiums could have a material adverse effect on our business, financial condition, and results of operations or cash flow.
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
We purchase and sell LME forwards, futures and options contracts to reduce our exposure to changes in aluminum, copper and zinc prices. While exchanges have recently begun to offer derivative financial instruments to hedge premium differentials, we are only beginning to use these markets in our risk management practices. Despite the use of LME forwards, futures and options contracts, we remain exposed to the variability in prices of aluminum scrap and premium differentials. While aluminum scrap is typically priced in relation to prevailing LME prices, it may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. In addition, we purchase forwards, futures or options contracts to reduce our exposure to changes in natural gas and fuel prices and currency risks. To the extent our hedging contracts fix prices or exchange rates, if prices or exchange rates are below the fixed prices or rates established by such contracts, then our income and cash flows will be lower than they otherwise would have been.
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
The availability and price of aluminum could impact our margins and our ability to meet customer volumes. We rely on third parties for the supply of aluminum. There can be no assurance that we will be able to renew, or obtain replacements for, any of our supply arrangements on terms that are as favorable as our existing agreements or at all. In the future, we may face an increased risk of supply to meet our demand due to issues with suppliers, including their rising costs of production and their ability to sustain their business. Our inability to satisfy our future supply needs may impact our profitability and expose us to penalties as a result of contractual commitments with some of our customers.
In particular, we depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap and wait for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the previous economic crisis reduced the supply of scrap metal available to us. Furthermore, exports of scrap out of North America and Europe can negatively impact scrap availability and scrap spreads. If an adequate supply of scrap metal is not available to us, we would be unable to use recycled metals in our products at desired volumes and our results of operations and financial condition would be materially and adversely affected.
Our operating segments also depend on external suppliers for rolling slab for certain products. The availability of rolling slab is dependent upon a number of factors, including general economic conditions, which can impact the supply of available rolling slab and LME pricing, where lower LME prices may cause certain rolling slab producers to curtail production. If rolling slab is less available, our margins could be impacted by higher premiums that we may not be able to pass along to our customers or we may not be able to meet the volume requirements of our customers, which may cause sales losses or result in damage claims from our customers. We maintain long-term contracts for certain volumes of our rolling slab requirements, for the remainder we depend on annual and spot purchases. If we enter into a period of persistent short supply, we could incur significant capital expenditures to internally produce 100% of our rolling slab requirements.
Our business requires substantial amounts of capital to operate; failure to maintain sufficient liquidity will have a material adverse effect on our financial condition and results of operations.
Our business requires substantial amounts of cash to operate and our liquidity and ability to access capital can be adversely affected by a number of factors, including many factors outside our control. For example, fluctuations in the LME prices for aluminum may result in increased cash costs for metal or scrap. In addition, if aluminum price movements result in a negative valuation of our current financial derivative positions, our counterparties may require posting of cash collateral. Furthermore, in an environment of falling LME prices, the borrowing base and availability under Aleris International’s asset backed multi-currency revolving credit facility (the “2015 ABL Facility”) may shrink and constrain our liquidity.
We may not be able to compete successfully in the industry end-uses we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, sales volumes and selling prices.
Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications. Higher aluminum prices relative to substitute materials tend to make aluminum products less competitive with these alternative materials. The willingness of customers to accept substitutions for aluminum could reduce demand or prices for our rolled products, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our aerospace and automotive customers use and continue to evaluate the further use of alternative materials to aluminum in order to reduce the weight and increase the efficiency of their products. Although trends in “light-weighting” have generally increased rates of using aluminum as a substitute for another material, the willingness of customers to accept substitutions for aluminum, or the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products, could adversely affect the demand for our products, and thus materially adversely affect our financial position, results of operations and cash flows.
We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do. We compete on the basis of quality, price, timeliness of delivery, technological innovation and customer service. Producers with a different cost basis may, in certain circumstances, have a competitive pricing advantage. Our competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. In addition, a current or new competitor may also add or build new capacity, which could diminish our profitability by decreasing the equilibrium prices in our marketplace. Our competitive position may also be affected by industry consolidation, economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors, exchange rate fluctuations that may make our products less competitive in relation to products of companies based in other countries and changes in regulation that have a disproportionately negative effect on us or our methods of production. In addition, technological innovation is important to our customers who require us to lead or keep pace with new innovations to address their needs, and new product offerings or new technologies in the marketplace may compete with or replace our products.
As we increase our international business, we encounter the risk that non-U.S. governments could take actions to enhance local production or local ownership at our expense. In addition, new competitors could emerge globally in emerging or transitioning markets with abundant natural resources, low-cost labor and energy, and lower environmental and other standards. This may pose a significant competitive threat to our business. Our competitive position may also be affected by exchange rate fluctuations that may make our products less competitive. Changes in regulation that have a disproportionately negative effect on us or our methods of production may also diminish our competitive advantage and industry position. In addition, technological innovation is important to our customers who require us to lead or keep pace with new innovations to address their needs. If we do not compete successfully, our share of industry sales, sales volumes and selling prices may be negatively impacted.
Additional competition could result in a reduced share of industry sales, reduced prices for our products and services, or increased expenditures, which could decrease revenues, reduce volumes or increase costs, all of which could have a negative effect on our financial condition and results of operations.
The loss of certain members of our management may have an adverse effect on our operating results.
Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior management or other key employees, our financial condition and results of operations may be negatively affected. Moreover, competition for the pool of qualified individuals may be high, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.
If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for less than 32% of our consolidated revenues for the year ended December 31, 2016. No one customer accounted for more than 10% of those revenues. A loss of order volumes from, a loss of industry share by, or a significant downturn or deterioration in the business or financial condition of, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, if we fail to successfully renew, renegotiate or re-price our long-term agreements or related arrangements with our largest customers, our results of operations, financial condition and cash flows could be materially adversely affected.
Our strategy of having dedicated facilities and arrangements with customers subjects us to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, our failure to renew such arrangements on terms as favorable as our existing contracts, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and we may be unable to timely replace, or replace at all, lost order volumes. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. Similar incidents in the future would adversely impact our financial conditions and results of operations.
Customers in our end-uses, including aerospace and automotive, may consolidate and grow in a manner that could affect their relationships with us. For example, if one of our competitors’ customers acquires any of our customers, we may lose that acquired customer’s business. Additionally, if our customers become larger and more concentrated, they could exert pricing pressure on all suppliers, including us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of consolidation, pricing or other methods of competition, our financial position, results of operations and cash flows may be adversely affected.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.
Approximately 65% of our consolidated revenues for the year ended December 31, 2016 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.
Our business requires substantial capital investments that we may be unable to fulfill, and we may be unable to timely complete our expected capital investments or may be unable to achieve the anticipated benefits of such investments.
Our operations are capital intensive. Our capital expenditures were $358.1 million, $313.6 million and $164.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures over the past three years include spending related to maintenance and our strategic investments, including investments to upgrade and expand production capacity at existing facilities and the Zhenjiang rolling mill. We are currently investing over $400 million to add ABS capabilities at our rolling mill in Lewisport, Kentucky in order to meet increasing demand in North America. We are also investing in upgrades to other key non-ABS equipment at the facility, including widening the hot mill, to capture additional opportunities. We began construction in the fourth quarter of 2014 and expect to begin shipping ABS from this facility in 2017. There can be no assurance that we will be able to complete our capital expenditure projects on schedule or at all, or that we will be able to execute such projects quickly enough to respond to changing industry conditions or that we will be able to achieve the anticipated benefits of such capital expenditures. In particular, our capital expenditure projects may not result in the improvements in our business that we anticipate and the realization of any return on these projects is dependent on a number of factors, including general economic conditions and other events beyond our control, whether our assumptions in making the investment were correct and changes in the factors underlying our investment decision.
In recent periods, we have not generated sufficient cash flows from operations to fund our capital expenditure requirements. In the future, we may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are not able to reduce our high leverage and fund capital expenditures through the generation of cash flows from our business, we would have to do one or more of the following: raise additional capital through debt or equity issuances or both; cancel, delay or reduce current and future business initiatives; or sell properties or assets. If the cost of our capital expenditures exceed budgeted amounts, and/or the time period for completion is longer than initially anticipated, our business, financial condition and results of operations could be materially adversely affected. In addition, capital expenditure projects may require planned outages at existing facilities and/or cause production inefficiencies. Such outages, production inefficiencies and other operational difficulties have resulted, and may in the future result, in significant production downtime at facilities undergoing capital expenditure projects, which has negatively impacted, and may in the future negatively impact, our business, results of operations and financial condition. If we are unable to expand our production capacity, make upgrades or purchase new plants and equipment, we may be unable to take advantage of increased demand for our products and our financial condition and results of operations could be adversely affected by operational difficulties, higher maintenance costs, lower sales volumes due to the impact of reduced product quality, penalties for late deliveries, reputational harm and other competitive influences.
Our production capacity might not be able to meet growing end-use demand or changing industry conditions.
We may be unable to meet end-use demand due to production capacity constraints or operational challenges. Meeting such demand may require us to make substantial capital investments to repair, maintain, upgrade and expand our facilities and equipment. Notwithstanding our ongoing plans and investments to increase our capacity, we may not be able to expand our production capacity quickly enough in response to changing industry conditions, and there can be no assurance that our production capacity will be able to meet our obligations and the growing end-use demand for our products. If we are unable to adequately expand our production capacity, we may be unable to take advantage of improved industry conditions and increased demand for our products.
We may not be able to successfully develop and implement new technology initiatives.
We have invested in, and are involved with, a number of technology and process initiatives. Several technical aspects of these initiatives are still unproven and the eventual commercial outcomes cannot be assessed with any certainty. Even if we are successful with these initiatives, we may not be able to deploy them in a timely fashion or at all. Accordingly, the costs and benefits from our investments in new technologies and the consequent effects on our financial results may vary from present expectations.
Our Asia Pacific operations may require significant funding support that we may be unable to fulfill.
The Zhenjiang rolling mill began limited production in the beginning of 2013. We continued the start-up phase of that operation through 2014, growing our sales as the year progressed, and exited the start-up phase of operations in the first quarter of 2015. The mill required funding for residual capital expenditures, working capital, and principal and interest on third party debt, reaching an aggregate of $44.6 million in 2016. This funding was obtained from capital provided by us.
Significant investment in the Zhenjiang rolling mill is needed to fund our anticipated future sales growth. Working capital requirements are anticipated to be funded with cash generated from the Zhenjiang rolling mill operations and capital provided by us. We also have an RMB 410.0 million (or equivalent to approximately $59.0 million as of December 31, 2016) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese region. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang Revolver. We cannot be certain that we will be able to draw all amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to further increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital needs in China, which may diminish or delay our ability to produce and sell material from the Zhenjiang rolling mill.
Our business involves significant activity in Europe, and adverse conditions and disruptions in European economies could have a material adverse effect on our operations or financial performance.
A material portion of our sales are generated by customers located in Europe and the euro is the functional currency of substantially all of our European-based operations. The financial markets remain concerned about the ability of certain European countries to finance their deficits and service growing debt burdens amidst difficult economic conditions. This loss of confidence has led to rescue measures by Eurozone countries and the International Monetary Fund. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. In addition, the actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political discord within and among Eurozone countries. The interdependencies among European economies and financial institutions have also exacerbated concern regarding the stability of European financial markets generally. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have a material adverse impact on the capital markets generally. Persistent disruptions in the European financial markets, the overall stability of the euro and the suitability of the euro as a single currency, the failure of a significant European financial institution or additional political and regulatory developments, could have a material adverse impact on our operations or financial performance.
In addition, the outcome of the United Kingdom referendum where voters elected for the United Kingdom to leave the European Union (Brexit) as well as upcoming elections in France and Germany in 2017 could have implications on economic conditions globally as a result of changes in policy direction which may in turn influence the economic outlook for the European Union and its key trading partners. There can be no assurance that the actions we have taken or may take in response to global economic conditions more generally may be sufficient to counter any continuation or recurrence of the downturn or disruptions. A significant global economic downturn or disruptions in the financial markets would have a material adverse effect on our operations or financial performance.
Our international operations expose us to certain risks inherent in doing business abroad.
We have operations in the United States, Germany, Belgium and China. We continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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
The occurrence of any of these events could cause our costs to rise, limit growth opportunities or have a negative effect on our operations and our ability to plan for future periods. In certain regions, the degree of these risks may be higher due to more volatile economic conditions, less developed and predictable legal and regulatory regimes and increased potential for various types of adverse governmental action.
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

Current environmental liabilities as well as the cost of compliance with, and liabilities under, environmental, health and safety laws could increase our operating costs and negatively affect our financial condition and results of operations.
Our operations are subject to federal, state, local and foreign laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the investigation and remediation of contaminated sites and employee health and safety. Future environmental, health and safety regulations could impose stricter compliance requirements on the industries in which we operate. We could incur substantial costs in order to achieve and maintain compliance with these laws and regulations. For example, additional pollution control equipment, process changes, or other environmental control measures may be needed at some of our facilities to meet future requirements. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on earnings and cash flows.
Financial responsibility for contaminated property can be imposed on us where current or past operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. The costs of all such matters have not been material to net income (loss) for any accounting period since January 1, 2012. However, future remedial requirements at currently or formerly owned or operated properties or adjacent areas, or at properties to which we have disposed of hazardous substances, could result in significant liabilities. We are subject to or a party to certain environmental claims and matters and there can be no assurance that those matters will be resolved favorably or that such matters will not adversely affect our business, results of operations or financial condition. See “Business-Environmental.” We have accrued costs relating to these matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued. Similarly, the timing of those expenditures may occur faster than anticipated. These differences could negatively affect our financial position, results of operations and cash flows.
Changes in environmental, health and safety requirements or changes in their enforcement could materially increase our costs. For example, if salt cake, a by-product from some of our operations, were to become classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase and could result in significant increased expenditures.
New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are legislative and regulatory initiatives in various jurisdictions that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing facilities, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing facilities use significant amounts of energy, including electricity and natural gas, and certain of our facilities emit amounts of greenhouse gas above certain minimum thresholds that are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future global emission regulation appears likely, it is too early to predict how this regulation may affect our business, operations or financial results.
We could experience labor disputes and work stoppages that could disrupt our business.
Approximately 63% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of our operations.
Labor negotiations may not conclude successfully, and, in that case or any other work stoppages or labor disturbances may occur. Existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities. Any such stoppages or disturbances may have a negative impact on our financial condition and results of operations by limiting plant production, sales volumes and profitability.

Further aluminum industry consolidation could impact our business.
The aluminum industry has experienced consolidation over the past several years, and there may be further industry consolidation in the future. Although current industry consolidation has not yet had a significant negative impact on our business, if we do not have sufficient industry end-use presence or are unable to differentiate ourselves from our competitors, we may not be able to compete successfully against other companies. If as a result of consolidation, our competitors are able to obtain more favorable terms from suppliers or otherwise take actions that could increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.
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
Our operations may be materially adversely affected by unplanned business interruptions caused by events such as explosions, fires, war or terrorism, inclement weather, natural disasters, accidents, equipment failures, information technology systems and process failures, electrical blackouts or outages, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities could cause substantial losses and delays in our production capacity or increase our operating costs. In addition, replacement of assets damaged by such events could be difficult or expensive, and to the extent these losses are not covered by insurance or if our insurance policies have significant deductibles, our financial position, results of operations and cash flows may be materially adversely affected by such events. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business.
Derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (“OTC”) derivatives products to hedge our metal commodity, energy and currency risks and, historically, our interest rate risk. Legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivatives transactions and participants in these markets, which could affect the use of derivatives in hedging transactions. In the U.S., for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) was signed into law on July 21, 2010. The Dodd-Frank Act includes extensive provisions regulating the derivatives market, and many of the regulations implementing the derivatives provisions have become effective and additional requirements will become effective in the future. As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with more market intermediaries that are now subject to extensive regulation pursuant to the Dodd-Frank Act. For example, derivatives dealers may seek to pass to us the cost of any increased margin, capital or other regulatory requirements that they are subject to under Dodd-Frank, which could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities. In addition, if major financial institutions are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity in the derivative markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties. As the regulatory regime is still developing and additional regulations have not been finalized or fully implemented, the ultimate costs of Dodd-Frank and similar legislation in other jurisdictions, including the European Union member states, on our business remain uncertain. However, such costs could be significant and have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally that impact the derivatives market and market participants could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business and have an adverse effect on our financial condition, results of operations and ability to satisfy our obligations under our indebtedness.
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our North America segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the U.S. Internal Revenue Code (“Code”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for these plans have been met as of December 31, 2016, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $44.5 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”) of certain “reportable events” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations and ability to satisfy our obligations under our indebtedness.
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
Changes in applicable domestic or foreign tax laws and regulations or disputes with taxing authorities could adversely affect our business, financial condition and profitability by increasing our tax liabilities and tax compliance costs.
The Company is subject to income taxes in the United States and various foreign jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect the Company’s business, financial condition and profitability by increasing our tax liabilities and tax compliance costs. The Company’s future results of operations could be adversely affected by changes in its effective tax rate as a result of a change in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles and changes in the valuation of deferred tax assets and liabilities. In particular, potential corporate tax reform and tax law changes could have a substantial impact, positive or negative, on the Company’s effective tax rate, cash tax expenditures, and deferred tax assets and liabilities. For example, certain proposed tax law changes in the United States could limit or eliminate the deduction for interest expense and could result in changes to the taxation of cross-border transactions. It is unclear whether, when, how and to what extent any of these (or other) corporate tax reforms or tax law changes will be adopted.
The Merger, if consummated, will result in an ownership change of Aleris Corporation under Section 382 of the Internal Revenue Code, in which case, our ability to utilize our NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, which could result in higher tax liabilities.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change is subject to a limitation on its ability to utilize its pre-ownership change net operating loss carryforwards, which we refer to as “NOL carryforwards,” to offset future taxable income for U.S. federal income tax purposes. As of December 31, 2016, Aleris Corporation and its consolidated group had U.S. federal NOL carryforwards of approximately $286.8 million. As a result of the Merger, if consummated, Aleris Corporation will undergo an ownership change that will subject our NOL carryforwards to an annual use limitation under Section 382 of the Code. This limitation may affect our ability to utilize our NOL carryforwards to offset future taxable income following the Merger, which could result in higher tax liabilities and could cause some portion of our NOL carryforwards to expire unused.
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
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2016, our total consolidated indebtedness was $1.5 billion, excluding $39.8 million of outstanding letters of credit and $250.0 million of additional 9 1/2% Senior Secured Notes (as defined below) that were issued on February 14, 2017. We also would have had the ability to borrow up to $120.7 million under the 2015 ABL Facility. Aleris Zhenjiang, which is an unrestricted subsidiary and non-guarantor under the indentures governing the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”) and the $550.0 million, together with the $250.0 million of additional notes issued on February 14, 2017, aggregate original principal amount of 9 1/2% Senior Secured Notes due 2021 (the “9 1/2% Senior Secured Notes” and, together with the 7 7/8% Senior Notes, the “Senior Notes”), had the ability to borrow up to an additional $36.9 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) under the Zhenjiang Revolver. Our substantial level of debt and debt service obligations could have important consequences, including the following:

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

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, cash flows and ability to satisfy our obligations under our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness, in the future. In particular, we may incur additional debt to finalize the ongoing North America ABS Project and related equipment upgrades at the Lewisport, Kentucky facility. Although the credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. Aleris International’s ability to borrow under the 2015 ABL Facility will remain limited by the amount of the borrowing base. In addition, the credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes allow Aleris International to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to our and/or our subsidiaries’ current debt levels, the related risks that we and they face would be increased.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to satisfy our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments to satisfy our debt obligations. Included in such factors are the requirements, under certain scenarios, of our counterparties that we post cash collateral to maintain our hedging positions and the timing and costs of current and future capital expenditure projects. In addition, LME price declines, by reducing the borrowing base, could limit availability under the 2015 ABL Facility and further constrain our liquidity.
If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the Senior Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes, may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.
Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, and would have an adverse effect on our ability to satisfy our debt service obligations in respect of the Senior Notes.
The terms of the 2015 ABL Facility and the indentures governing the Senior Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit agreement governing the 2015 ABL Facility and the indentures governing the Senior Notes include covenants that, among other things, restrict the ability of Aleris International and certain of its subsidiaries’ to:

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
A breach of any of these provisions could result in a default under the 2015 ABL Facility or either of the indentures governing the Senior Notes, as the case may be, that would allow lenders or noteholders, as applicable, to declare the applicable outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders, as applicable, could initiate a bankruptcy proceeding or, in the case of the 2015 ABL Facility and the 9 1/2% Senior Secured Notes, proceed against any assets that serve as collateral to secure such debt. The lenders under the 2015 ABL Facility will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
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
A deterioration of our financial position or a downgrade of our credit ratings could adversely affect our financing, limit our access to the capital or credit markets or our liquidity facilities, or otherwise adversely affect our ability to obtain new financing on favorable terms or at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we incur, or otherwise impair our business, financial condition and results of operations. Moreover, it could also increase our borrowing costs, trigger the posting of cash collateral and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. As discussed above, we enter into various forms of hedging arrangements against commodity, energy and currency risks. Financial strength and credit ratings are important to the availability and terms of these hedging and financing activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities.
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
(1)Two facilities at this location.
    The following table presents the average operating rates for each of our three operating segments’ facilities for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
Segment	2016	2015	2014
North America	73%	75%	78%
Europe	90	90	90
Asia Pacific	78	89	37

The Zhenjiang rolling mill, which began limited production in 2013, is located in Zhenjiang City, Jiangsu Province in China and has been granted a 50 year right to occupy the land on which the factory resides.
Our Cleveland, Ohio corporate facility houses our principal executive offices, as well as our offices for North America, and we currently lease approximately 57,419 square feet for those purposes.
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
Holders
As of February 5, 2017, there were 179 holders of our common stock.
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
We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the 2015 ABL Facility, the indentures governing the Senior Notes and the China Loan Facility (as defined in Item 7 below) contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of our subsidiaries to pay dividends on their capital stock and make other restricted payments. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details of the 2015 ABL Facility, the Senior Notes and the China Loan Facility.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the Aleris Corporation 2010 Equity Compensation Plan, see Item 11. – “Executive Compensation – Equity compensation plan information.”
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interest for the years ended December 31, 2016, 2015 and 2014 and the audited consolidated balance sheet as of December 31, 2016 and 2015 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” For additional information, see Note 17, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows for the years ended December 31, 2015, 2014, 2013 and 2012 reflect the combined cash flows from our continuing and discontinued operations.
The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated audited financial statements and the notes included elsewhere in this annual report on Form 10-K, as well as other financial information included in this annual report on Form 10-K.

(Dollars in millions, metric tons in thousands)	For the years ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data (a):
Revenues	$2,663.9	$2,917.8	$2,882.4	$2,520.8	$2,552.3
Operating income (loss)	51.9	(8.3)	11.7	26.2	118.9
(Loss) income from continuing operations before income taxes	(32.3)	(95.0)	(75.7)	(77.2)	64.7
Net (loss) income attributable to Aleris Corporation	(75.6)	48.7	87.1	(37.1)	107.5
Balance Sheet Data (at end of period) (a):
Cash and cash equivalents	$55.6	$62.2	$28.6	$51.3	$582.9
Total assets (b)	2,389.9	2,160.5	2,853.0	2,468.9	2,902.3
Total debt (b)	1,466.2	1,118.3	1,478.2	1,229.3	1,219.6
Redeemable noncontrolling interest	—	—	5.7	5.7	5.7
Total Aleris Corporation stockholders’ equity (c)	216.6	327.2	292.6	368.4	633.9

Other Financial Data:
Net cash provided (used) by:
Operating activities	$12.0	$119.5	$—	$31.9	$152.5
Investing activities	(354.6)	273.7	(265.3)	(235.4)	(411.1)
Financing activities	338.1	(359.9)	246.1	(331.6)	617.2
Depreciation and amortization	104.9	123.8	157.6	129.5	84.8
Capital expenditures	(358.1)	(313.6)	(164.8)	(238.3)	(390.2)

Other Data (a):
Metric tons of finished product shipped:
North America	486.3	492.8	482.0	372.3	395.7
Europe	326.7	313.6	301.6	297.7	282.4
Asia Pacific	22.6	21.8	12.8	4.8	—
Intra-entity shipments	(6.1)	(5.8)	(2.6)	(1.5)	(1.9)
Total	829.5	822.4	793.8	673.3	676.2

(a)
As a result of the divestitures of the recycling and specification alloys and extrusions businesses, the Company has presented the results of operations and financial position of these segments as discontinued operations for all periods presented.

(b)
Total assets and total debt at December 31, 2014, 2013 and 2012 were not restated upon the adoption of Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(c)	We paid $313.0 million ($10.00 per share) in cash dividends to our stockholders during the year ended December 31, 2013.
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this annual report that are not historical in nature are considered to be forward-looking statements. They include statements regarding the Merger, our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Statements regarding future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products and estimated cash flows and sufficiency of cash flows to fund capital expenditures and debt obligations are forward-looking statements. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
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

▪	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt obligations;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

▪	our ability to retain the services of certain members of our management;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	our ability to fulfill our substantial capital investment requirements;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

▪	variability in general economic conditions on a global or regional basis;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

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

▪
risk related to the Merger, including the possibility that the Merger may not be consummated or that, if the Merger does close, our stockholders may not realize the anticipated benefits from the Merger.

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
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2016 and 2015 and our consolidated results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014. As discussed further below, we completed the sale of our recycling and specification alloys and extrusions businesses in 2015. Accordingly, we have reported these businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses as discontinued operations. For additional information, see Note 17, “Discontinued Operations” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this MD&A refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our combined cash flows reflects the cash flows of our continuing and discontinued operations.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations, recent strategic initiatives, the aluminum industry, our critical measures of financial performance and our operating segments;

▪	Fiscal 2016 Summary and Outlook for 2017 – a discussion of the key financial highlights for 2016, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Exchange Rates – a discussion of our subsidiaries’ functional currencies and the related currency translation adjustments;

▪	Contractual Obligations – a summary of our estimated significant contractual cash obligations and other commercial commitments at December 31, 2016;

▪	Environmental Contingencies - a summary of environmental laws and regulations that govern our operations;

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments; and

▪
Recently Issued Accounting Standards Updates – a discussion of the impact of any recently issued accounting standard updates that have had an impact on the presentation of our consolidated financial position, results of operations and cash flows or have not yet been adopted.

On August 29, 2016, Aleris Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zhongwang USA LLC (“Zhongwang USA”), Zhongwang Aluminum Corporation, a direct, wholly owned subsidiary of Zhongwang USA (“Merger Sub”), and the stockholders representative party thereto, pursuant to which Merger Sub will be merged with and into Aleris Corporation, on the terms and subject to the conditions set forth in the Merger Agreement, with Aleris Corporation as the surviving entity (the “Merger”). Upon consummation of the Merger, Aleris Corporation is expected to be a direct, wholly owned subsidiary of Zhongwang USA, which is expected to be indirectly beneficially owned by entities affiliated with Mr. Liu Zhongtian and other investors and financial institutions. Zhongwang USA has agreed to pay approximately $1.1 billion in cash, subject to adjustment, for the equity of Aleris Corporation and will assume certain of the Company’s outstanding indebtedness.
The Merger is targeted to close in the first quarter of 2017, subject to customary regulatory approvals, including the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), and other customary closing conditions. The Merger is not subject to a financing condition. CFIUS has identified national security concerns with the Merger. Although CFIUS has not identified at this time measures that would mitigate these concerns, it invited Aleris Corporation and Zhongwang USA to withdraw and refile their notice to obtain additional time to provide additional information, including possible mitigation. In February 2017, Aleris Corporation and Zhongwang USA withdrew their notice and intend to refile in the first quarter of 2017. There can be no assurance that the Merger will be consummated on the targeted timing or at all. The Merger Agreement may be terminated by Aleris Corporation or Zhongwang USA on or after May 29, 2017.
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 67% of our costs of sales for the year ended December 31, 2016. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2016, 2015 and 2014 were $1,604, $1,663 and $1,866, respectively. For the full year, average LME aluminum prices per ton were approximately 4% lower than 2015. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments.
As a result of using LME aluminum prices and regional premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 87% of our sales for the year ended December 31, 2016 were generated from aluminum pass-through arrangements. In addition to using LME prices and regional premiums to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum and regional premium prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
Although our business model strives to reduce the impact of aluminum price fluctuations on our financial results, it cannot eliminate the impact completely. For example, at times the profitability of our North America segment is impacted by changes in scrap aluminum prices whose movement may not be correlated to movements in LME prices. Furthermore, certain segments are exposed to variability in the previously mentioned regional premium differentials charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential fluctuates in relation to several conditions, including the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. In addition to impacting the price we pay for the raw materials we purchase, our customers may be reluctant to place orders with us during times of uncertainty in the pricing of the Midwest Premium or Rotterdam Premium.
For additional information on the key factors impacting our profitability, see “– Critical Measures of Our Financial Performance” and “– Our Segments,” below.
Recent Strategic Initiatives
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We are investing over $400 million to build a new wide cold mill, two continuous annealing lines and an automotive innovation center at this facility. We are also investing in upgrades to other key non-ABS equipment at the facility, including widening the hot mill, to capture additional opportunities. The investment positions us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We are currently a leading supplier of ABS to the European premium automotive industry, which has led the light-weighting transition to aluminum in an effort to meet tighter emissions standards.
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. These businesses included substantially all of the operations and assets previously reported in our Recycling and Specification Alloys North America and Recycling and Specification Alloys Europe segments. The sale included 18 production facilities in North America and six in Europe. In connection with the sale, we received $556.5 million of cash and an additional $5.0 million of cash and 25,000 shares of Real Industry, Inc.’s preferred stock that were placed in escrow to secure our indemnification obligations under the agreement. On March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. This business included substantially all of the operations and assets previously reported in our Extrusions segment. In connection with the sale, we received €34.0 million of cash (or equivalent to $38.4 million).
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the Consolidated Statements of Operations as “(Loss) income from discontinued operations, net of tax.” Our segment disclosures exclude the previously reported Recycling and Specification Alloys North America, Recycling and Specification Alloys Europe and Extrusions reportable segments for the periods included herein.
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
The financial performance of our business is determined, in part, by the volume of metric tons shipped and processed. Increased production volume will result in lower per unit costs, while higher shipped volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we generally pass through to our customers, we measure the performance of our segments based upon a percentage of commercial margin and commercial margin per ton in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (as defined below) from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum), product yields from our manufacturing process, the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and and we are beginning to utilize these markets in our risk management practices. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of December 31, 2016, no cash collateral was posted. There was $5.2 million of cash collateral posted as of December 31, 2015.
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
Commercial margin, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. For additional information regarding non-GAAP financial measures, see “-Non-GAAP Financial Measures.”
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
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, truck trailer, automotive, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, truck trailers, gutters, appliances, cars and recreational vehicles. In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2016	2015	2014
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	486.3	492.8	482.0

Revenues	$1,365.1	$1,532.8	$1,561.8
Hedged cost of metal	(792.3)	(936.5)	(986.0)
(Favorable) unfavorable metal price lag	(4.7)	1.1	(6.8)
Commercial margin	$568.1	$597.4	$569.0
Commercial margin per ton shipped	$1,168.5	$1,212.1	$1,180.4

Segment income	$86.1	$107.9	$94.6
Impact of recording inventory at fair value through purchase accounting	—	—	8.1
(Favorable) unfavorable metal price lag	(4.7)	1.1	(6.8)
Segment Adjusted EBITDA (1)	$81.4	$109.1	$96.0
Segment Adjusted EBITDA per ton shipped	$167.3	$221.0	$199.1

Start-up costs	$41.5	$16.0	$3.1

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany. The segment produces aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems) and heat-treated plate for engineered product applications. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2016	2015	2014
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	326.7	313.6	301.6

Revenues	$1,222.6	$1,335.3	$1,402.4
Hedged cost of metal	(650.3)	(783.9)	(777.9)
Unfavorable (favorable) metal price lag	1.9	17.4	(26.9)
Commercial margin	$574.2	$568.8	$597.6
Commercial margin per ton shipped	$1,757.4	$1,813.9	$1,981.6

Segment income	$149.4	$131.8	$147.6
Unfavorable (favorable) metal price lag	1.9	17.4	(26.9)
Segment Adjusted EBITDA (1)	$151.3	$149.3	$120.7
Segment Adjusted EBITDA per ton shipped	$463.0	$476.0	$400.3

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2016	2015	2014
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	22.6	21.8	12.8

Revenues	$100.5	$96.4	$52.7
Hedged cost of metal	(49.4)	(58.2)	(52.7)
Favorable metal price lag	(0.4)	—	—
Commercial margin	$50.7	$38.2	$—
Commercial margin per ton shipped	$2,236.6	$1,748.6	*

Segment income	$10.8	$—	$—
Favorable metal price lag	(0.4)	—	—
Segment Adjusted EBITDA (1)	$10.4	$—	$—
Segment Adjusted EBITDA per ton shipped	$459.6	*	*

Start-up costs	$0.1	$2.9	$16.6

*	Result is not meaningful.
(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Fiscal 2016 Summary
Listed below are key financial highlights for the year ended December 31, 2016 as compared to 2015:

▪
Our 2016 revenues decreased $253.9 million, or 9%, from the prior year primarily due to the lower average price of aluminum included in our invoiced prices, an unfavorable mix of products sold and the negative impact of a stronger U.S. dollar. These decreases were partially offset by improved rolling margins.

▪
Loss from continuing operations was $72.3 million for 2016 and 2015. The tax provision (benefit) of $40.0 million and $(22.7) million in 2016 and 2015, respectively, accounted for $62.7 million of the decrease. In addition, Adjusted EBITDA decreased approximately $17.7 million, as discussed below, start-up costs, primarily related to labor and other expenses associated with the North America ABS Project, increased $24.9 million and debt extinguishment costs increased $10.5 million. These negative impacts were offset by a $49.1 million favorable change in unrealized gains and losses on derivative financial instruments, a $21.9 million favorable change in metal lag, a $17.1 million decrease in depreciation expense due to the 2015 closure of the Decatur, Alabama facility and certain assets becoming fully depreciated in 2015 and an $11.6 million decrease in interest expense due primarily to the capitalization of interest on expenditures related to the North America ABS Project;

▪
Adjusted EBITDA decreased 8% to $205.1 million in 2016 from $222.8 million in the prior year. Unfavorable metal spreads, resulting from lower aluminum prices and reduced scrap availability, decreased Adjusted EBITDA approximately $17.0 million. In addition, unfavorable currency exchange rates decreased Adjusted EBITDA approximately $5.0 million and an unfavorable mix of products sold decreased Adjusted EBITDA approximately $3.0 million. The favorable impacts of increased global aerospace and global automotive volumes were offset by decreased volumes in North America, where production issues, planned outages and bottlenecks prevented the segment from realizing the benefits of stronger demand. These decreases were partially offset by improved rolling margins that increased Adjusted EBITDA approximately $9.0 million;

▪
Liquidity at December 31, 2016 was approximately $176.3 million, which consisted of $120.7 million of availability under Aleris International’s 2015 ABL Facility (as defined below) plus $55.6 million of cash. During the year, we completed the issuance of $550.0 million of 9 ½% Senior Secured Notes and the repayment of the 7 5/8% Senior Notes (each as defined below); and

▪	Capital expenditures increased to $358.1 million in 2016 from $313.6 million in the prior year, primarily resulting from capital expenditures on the North America ABS Project.

Outlook for 2017
The following factors are anticipated to have a significant impact on our 2017 performance:

▪
The use of aluminum to light-weight vehicles continues to increase in response to stricter fuel efficiency standards. We believe that global automotive original equipment manufacturers (“OEMs”) will continue to embrace aluminum as they redesign vehicles to meet fuel efficiency standards. We believe this increase of aluminum will continue to increase demand for our automotive products at a higher rate than the overall growth rate for light vehicle production. According to estimates by Ducker Worldwide, McKinsey and management, global ABS demand is projected to grow at a 12% Compound Annual Growth Rate (“CAGR”) through 2025. In North America, Ducker expects ABS demand to increase from 417 thousand metric tons in 2015 to 1.2 million metric tons by 2026, representing a CAGR of approximately 11%.

In 2013, we completed the construction of a new cold mill, expanding our ABS capabilities at our Duffel, Belgium facility in anticipation of increased European demand. During 2017, we expect to increase throughput and further expand our ABS capacity in Duffel through the continued implementation of Aleris Operating System (“AOS”) initiatives. In addition, we continue to invest in our North America ABS Project which will enable us to meet the anticipated demand growth for ABS in North America. We are on track to begin shipments of ABS from our Lewisport, Kentucky facility in 2017. We saw a 7% year-over-year increase in global automotive demand in 2016 and we expect continued growth in demand for our automotive products in 2017.

▪
Demand for our aerospace products typically trends with aircraft backlog and build rates. The combined order backlog of Airbus and Boeing increased from 10,500 planes in 2013 to 12,600 planes in December 2016. We believe the significant order backlog at these key OEMs will translate into continued growth in the future, and we believe we have positioned ourselves to benefit from future expected demand. We saw an 8% increase in our aerospace shipments in 2016, primarily due to increased volumes from the Zhenjiang rolling mill. In 2017, we expect a continued increase in aerospace volumes from our Asia Pacific segment, while some softening of global demand due to industry supply chain de-stocking is expected to result in slightly lower year-over-year aerospace volumes and rolling margins in our Europe segment.

▪
We are the largest supplier of aluminum sheet to the building and construction industry in North America. According to the National Association of Home Builders (“NAHB”), 2016 single family housing starts in the United States are projected to be 780,000 and are projected to grow to 855,000 in 2017, representing growth of approximately 10%. In addition, the NAHB estimates that total housing starts in the U.S. will increase from approximately 1,162,000 in 2016 to 1,239,000 in 2017, representing growth of approximately 7%. This potential growth in housing starts may increase demand for our products.

▪
During 2017, we will be making the final series of upgrades to our Lewisport, Kentucky facility, including widening of the hot-mill, that will allow us to expand our product offering in the future. A prolonged outage at the facility is planned during the summer of 2017 to complete these upgrades and will have an unfavorable impact on our distribution volumes in North America.

▪	If the recent trend of increased aluminum prices continues, 2017 scrap spreads may be favorably impacted, particularly in North America.
For 2017, we expect that segment income and Adjusted EBITDA will be higher than 2016, as improved demand for our products, as discussed above, a favorable scrap spread environment and productivity savings should more than offset the impact of the planned outage at our Lewisport facility. Segment income may also be favorably impacted by improved metal price lag, should aluminum prices remain at current levels or increase. Pre-tax income will be impacted by these factors as well as substantially higher start-up costs associated with the North America ABS Project and higher interest expense associated with the additional 9½% Senior Secured Notes issued in February 2017. While we are optimistic that recent positive demand trends will continue, our performance will be dependent upon, in part, the performance of the global economy.
We estimate that first quarter 2017 segment income and Adjusted EBITDA will be higher than the fourth quarter of 2016 due to normal seasonality. In addition, we estimate that first quarter 2017 segment income and Adjusted EBITDA will be in line with or slightly higher than the first quarter of 2016. Factors influencing anticipated first quarter 2017 performance include:

▪	Lower volumes and a lower value-added mix of products sold:

▪	The North America ABS Project will likely have an unfavorable impact on our North America distribution volumes;

▪	Aerospace destocking and lower automotive volumes due to program timing; and

▪	North America building and construction demand trends continue;

▪	Favorable scrap spread trends as aluminum prices increase; and

▪	The AOS is expected to drive productivity gains as operating performance improves.
Capital expenditures during the first quarter of 2017 are expected to be lower than the first quarter of 2016 and higher than the fourth quarter of 2016 as work continues on the North America ABS Project and other upgrades at our Lewisport, Kentucky facility. We expect full year capital expenditures of approximately $230.0 million to $240.0 million.
Results of Operations
Review of Consolidated Results
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues for the year ended December 31, 2016 were approximately $2.7 billion compared to approximately $2.9 billion for the year ended December 31, 2015. The decrease in revenues was primarily due to the following:

▪	the lower average price of aluminum included in our invoiced prices decreased revenues approximately $242.0 million;

▪
an unfavorable mix of products sold decreased revenues approximately $37.0 million. The unfavorable mix resulted from decreases of 16% and 9% in North America truck trailer and distribution volumes, respectively, as well as weakness in our European aerospace business in the second half of 2016. These decreases were partially offset by a 7% increase in North America building and construction volumes, as well as increased Asia Pacific aerospace volumes. Production issues, planned outages and bottlenecks prevented the North America segment from realizing the benefits of a strong demand environment; and

▪	the stronger U.S. dollar’s impact on the translation of renminbi and euro-based revenues decreased revenues approximately $6.0 million.
These decreases were partially offset by improved rolling margins that increased revenues approximately $9.0 million.
The following table presents the estimated impact of key factors that resulted in the 9% decrease in our consolidated revenues from 2015:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(139.0)	(9)%	$(101.0)	(8)%	$(2.0)	(2)%	$(242.0)	(8)%
Commercial price	5.0	—	5.0	—	(1.0)	(1)	9.0	—
Volume/mix	(30.0)	(2)	(16.0)	(1)	9.0	9	(37.0)	(1)
Currency	—	—	(3.0)	—	(3.0)	(3)	(6.0)	—
Other	(3.7)	*	2.3	*	1.1	*	(0.3)	*
Total	$(167.7)	(11)%	$(112.7)	(9)%	$4.1	4%	$(276.3)	(9)%
Intra-entity revenues							22.4	1%
Total							$(253.9)	(9)%

* Result is not meaningful.
Gross profit for the year ended December 31, 2016 was $287.9 million compared to $214.9 million for the year ended December 31, 2015. The increase in gross profit was primarily due to the following:

▪
metal price lag had an estimated $78.5 million favorable impact on gross profit for the year ended December 31, 2016 when compared to the year ended December 31, 2015. This favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately in the Consolidated Statements of Operations (see table below);

▪	higher rolling margins increased gross profit approximately $9.0 million; and

▪	a decrease in depreciation expense, due in part to the closure of the Decatur, Alabama facility in 2015, increased gross profit approximately $9.0 million.

These favorable impacts were partially offset by the following:

▪	unfavorable scrap spreads, resulting from lower aluminum prices and reduced scrap availability, reduced gross profit approximately $17.0 million;

▪
the impact of operational issues as well as inflation in employee, freight and other costs was partially offset by project specific productivity gains and lower natural gas costs, resulting in an $6.0 million decrease to gross profit; and

▪	an unfavorable mix of products sold, partially offset by favorable cost absorption, decreased gross profit by approximately $3.0 million.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015:

		For the years ended December 31,
		2016	2015	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	Favorable (unfavorable) metal price lag	$33.3	$(45.2)	$78.5
Losses on derivative financial instruments	Realized (losses) gains on metal derivatives	(30.0)	26.6	(56.6)
	Favorable (unfavorable) metal price lag net of realized derivative gains/losses	$3.3	$(18.6)	$21.9
Selling, General and Administrative Expenses
SG&A expenses were $218.5 million for the year ended December 31, 2016 compared to $203.5 million for the year ended December 31, 2015. The $15.0 million increase was primarily due to the following:

▪	a $26.2 million increase in start-up costs primarily related to labor, consulting and other expenses associated with the North America ABS Project; and

▪	a $2.1 million increase in stock-based compensation expense.
These increases were partially offset by the following:

▪
a $9.9 million decrease in depreciation and amortization expense resulting from the closure and sale of certain North America segment facilities in 2015, and certain assets becoming fully depreciated in 2015; and

▪
a $5.5 million decrease in professional fees, business development costs and other expenses, as the prior year period includes expenses associated with the sale of our recycling and specification alloys and extrusions businesses.

Gains and Losses on Derivative Financial Instruments
During the years ended December 31, 2016 and 2015, we recorded realized losses (gains) on derivative financial instruments of $31.0 million and $(23.2) million, respectively, and unrealized (gains) losses of $(18.9) million and $30.1 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period. Derivative financial instruments are used to reduce our exposure to fluctuations in commodity prices, including metal and natural gas prices, and currency fluctuations. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. “– Quantitative and Qualitative Disclosures About Market Risk,” below, for additional information regarding our use of derivative financial instruments.
Interest Expense, Net
Net interest expense decreased $11.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $17.2 million increase in capitalized interest as a result of the capital expenditures for the North America ABS Project, partially offset by an increase in interest expense due to the issuance of the 9 ½% Senior Secured Notes in 2016 and additional borrowings under the 2015 ABL Facility in 2016.
Other Income / Expense
An unfavorable $9.1 million change in other expense (income) included a $10.5 million increase in losses on the extinguishment of debt, due primarily to the extinguishment of the 7 5/8% Senior Notes in the second quarter of 2016. In addition, currency exchange rate changes resulted in $7.5 million of gains in the prior year compared to $0.8 million of gains in the current year, primarily related to the remeasurement of U.S. dollar working capital and intercompany debt balances in Europe. These unfavorable changes were partially offset by $8.7 million of gains related to the favorable resolution of certain vendor disputes.
Income Taxes
The provision for income taxes was $40.0 million for the year ended December 31, 2016, compared to a benefit from income taxes of $22.7 million for the year ended December 31, 2015. The income tax provision for the year ended December 31, 2016 consisted of income tax expense of $39.5 million from international jurisdictions and income tax expense of $0.5 million in the U.S. The income tax benefit for the year ended December 31, 2015 consisted of an income tax expense of $18.9 million from international jurisdictions and an income tax benefit of $41.6 million in the U.S.
At December 31, 2016 and 2015, we had valuation allowances of $244.9 million and $218.5 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2016 and 2015 valuation allowances, $72.7 million and $68.9 million, respectively, relate primarily to net operating losses and future tax deductions for pension benefits in non-U.S. tax jurisdictions, $154.5 million and $135.0 million, respectively, relate primarily to the U.S. federal effects of net operating losses and amortization and $17.7 million and $14.6 million, respectively, relate primarily to the state effects of net operating losses and amortization.
The net increase in the valuation allowance in 2016 is mainly comprised of a $22.7 million increase in the U.S. resulting from additional tax net operating losses, net reversals of other deductible temporary differences and net increases in taxable temporary differences.
Gains / Losses from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax was $3.3 million for the year ended December 31, 2016 compared to income from discontinued operations, net of tax of $121.1 million for the year ended December 31, 2015. The discontinued operations include the results of our recycling and specification alloys and extrusions businesses. The prior year period included two months of operations and the gain on sale of our divested recycling and specification alloys and extrusions businesses. The current year loss from discontinued operations includes an incremental loss on sale of $4.6 million related to our estimate of costs related to the indemnification of the buyer of the recycling and specification alloys business for certain potential future damages.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues were approximately $2.9 billion for each of the years ended December 31, 2015 and 2014. The following had a favorable impact on revenues:

▪
increased volumes and an improved mix of products sold increased revenues approximately $118.0 million. The increased volumes were primarily the result of the April 2014 acquisition of Nichols Aluminum LLC (“Nichols”). Volume and mix were also favorably impacted by an increase in demand from the automotive and aerospace industries in Europe, as well the aerospace and distribution industries served by our Asia Pacific operations. These volume increases were partially offset by a decrease in European regional commercial plate and sheet volumes resulting from competitive pressures and customer uncertainty resulting from declining regional premiums;

▪	improved rolling margins increased revenues approximately $22.0 million; and

▪	sales to our former recycling and specification alloys and extrusions businesses, which were eliminated in the prior year, increased $69.8 million.
These increases to revenues were offset by the following:

▪	the stronger U.S. dollar’s impact on the translation of Euro-based revenues decreased revenues approximately $156.0 million; and

▪	the lower average price of aluminum included in our invoiced prices decreased revenues approximately $31.0 million.

The following table presents the estimated impact of key factors that resulted in the 1% increase in our consolidated revenues from 2014:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(77.0)	(5)%	$46.0	3%	$—	—%	$(31.0)	(1)%
Commercial price	17.0	1	5.0	—	—	—	22.0	1
Volume/Mix, including acquisitions	36.0	2	37.0	3	45.0	85	118.0	4
Currency	—	—	(155.0)	(11)	(1.0)	(2)	(156.0)	(5)
Other	(5.0)	*	(0.1)	*	(0.3)	*	(5.4)	*
Total	$(29.0)	(2)%	$(67.1)	(5)%	$43.7	83%	$(52.4)	(2)%
Intra-entity revenues							87.8	3
Total							$35.4	1%

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

▪	unfavorable scrap spreads, resulting from lower aluminum prices and scrap availability, as well as higher prices for external slabs and hardeners, reduced gross profit $14.0 million; and

▪	energy tax and carbon dioxide emissions credits in Europe favorably impacted the prior year by $3.8 million compared to 2015.
These unfavorable impacts were partially offset by the following:

▪	higher rolling margins increased gross profit approximately $23.0 million;

▪	increased volumes and a favorable mix of products sold increased gross profit approximately $17.0 million;

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
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014:

		For the years ended December 31,
		2015	2014	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(45.2)	$50.7	$(95.9)
Losses on derivative financial instruments	Realized gains (losses) on metal derivatives	26.6	(17.0)	43.6
	(Unfavorable) favorable metal price lag net of realized derivative gains/losses	$(18.6)	$33.7	$(52.3)

Selling, General and Administrative Expenses
SG&A expenses were $203.5 million for the year ended December 31, 2015 compared to $221.9 million for the year ended December 31, 2014. The $18.4 million decrease was primarily due to the following:

▪
a decrease of approximately $16.0 million in professional fees and business development costs, as the prior year included professional fees paid for the purchase of Nichols and the divestitures of the recycling and specification alloys and extrusions businesses; and

▪
a decrease of approximately $9.0 million in stock-based compensation expense primarily due to the forfeiture of unvested stock options and restricted stock units upon the departure of certain senior executives during the year.

These decreases were partially offset by increased start-up costs of $7.2 million related to labor, consulting and other expenses incurred for the North America ABS Project.
Restructuring Charges
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
Interest Expense, Net
Net interest expense decreased $13.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following:

▪	interest capitalized during the period increased $6.9 million as a result of the capital expenditures for the North America ABS Project;

▪	interest expense on the 7 5/8% Senior Notes and 7 7/8% Senior Notes (as defined below) decreased $3.0 million as a portion of these notes were purchased during the third quarter of 2015; and

▪	interest expense on the ABL facilities decreased $2.7 million as all outstanding borrowings were repaid in the first quarter of 2015.
Income Taxes
The benefit from income taxes was $22.7 million for the year ended December 31, 2015, compared to a benefit from income taxes of $129.5 million for the year ended December 31, 2014. The income tax benefit for the year ended December 31, 2015 consisted of income tax expense of $18.9 million from international jurisdictions and an income tax benefit of $41.6 million in the U.S. The income benefit for the year ended December 31, 2014 consisted of an income tax benefit of $94.2 million from international jurisdictions and an income tax benefit of $35.3 million in the U.S.
The benefit from income taxes recorded in 2014 included:

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

The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
	(in millions, except percentages)
Revenues	$2,663.9	$2,917.8	$2,882.4
Cost of sales	2,376.0	2,702.9	2,634.9
Gross profit	287.9	214.9	247.5
Gross profit as a percentage of revenues	10.8%	7.4%	8.6%
Selling, general and administrative expenses	218.5	203.5	221.9
Restructuring charges	1.5	10.3	2.8
Losses on derivative financial instruments	12.1	6.9	10.9
Other operating expense, net	3.9	2.5	0.2
Operating income (loss)	51.9	(8.3)	11.7
Interest expense, net	82.5	94.1	107.4
Other expense (income), net	1.7	(7.4)	(20.0)
Loss from continuing operations before income taxes	(32.3)	(95.0)	(75.7)
Provision for (benefit from) income taxes	40.0	(22.7)	(129.5)
(Loss) income from continuing operations	(72.3)	(72.3)	53.8
(Loss) income from discontinued operations, net of tax	(3.3)	121.1	34.2
Net (loss) income	(75.6)	48.8	88.0
Net income from discontinued operations attributable to noncontrolling interest	—	0.1	0.9
Net (loss) income attributable to Aleris Corporation	$(75.6)	$48.7	$87.1

Total segment income	$246.3	$239.7	$242.2
Depreciation and amortization of continuing operations	(104.9)	(123.8)	(123.2)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(51.8)	(48.4)	(77.8)
Restructuring charges	(1.5)	(10.3)	(2.8)
Interest expense, net	(82.5)	(94.1)	(107.4)
Unallocated gains (losses) on derivative financial instruments	19.1	(30.2)	5.4
Unallocated currency exchange gains (losses)	(0.5)	1.2	12.6
Start-up costs	(46.0)	(21.1)	(24.5)
Loss on extinguishment of debt	(12.6)	(2.0)	—
Other expense, net	2.1	(6.0)	(0.2)
Loss from continuing operations before income taxes	$(32.3)	$(95.0)	$(75.7)
Review of Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the years ended December 31,
	2016	2015	2014
	(dollars in millions, metric tons in thousands)
Revenues:
North America	$1,365.1	$1,532.8	$1,561.8
Europe	1,222.6	1,335.3	1,402.4
Asia Pacific	100.5	96.4	52.7
Intra-entity revenues	(24.3)	(46.7)	(134.5)
Consolidated revenues	$2,663.9	$2,917.8	$2,882.4

Metric tons of finished product shipped:
North America	486.3	492.8	482.0
Europe	326.7	313.6	301.6
Asia Pacific	22.6	21.8	12.8
Intra-entity	(6.1)	(5.8)	(2.6)
Total metric tons of finished product shipped	829.5	822.4	793.8

North America Revenues
North America revenues for the year ended December 31, 2016 decreased $167.7 million compared to the year ended December 31, 2015. This decrease was primarily due to the following:

▪	lower aluminum prices included in our invoiced prices decreased revenues approximately $139.0 million; and

▪
lower volumes and an unfavorable mix of products sold decreased revenues approximately $30.0 million. Truck trailer volumes decreased 16% following strong demand in 2015 and distribution volumes decreased 9%. These decreases more than offset a 7% increase in building and construction volumes. Planned outages on the Lewisport hot mill related to the North America ABS Project resulted in significant production down time in the third quarter. In addition, production issues and bottlenecks prevented the segment from realizing the benefits of stronger demand.

These decreases were partially offset by improved rolling margins that increased revenues approximately $5.0 million.
North America revenues for the year ended December 31, 2015 decreased $29.0 million compared to the year ended December 31, 2014 primarily due to lower aluminum prices included in our invoiced prices, which reduced revenues approximately $77.0 million.
This decrease was partially offset by the following:

▪
a 2% increase in shipments increased revenues approximately $36.0 million. The increased shipments related to the acquired Nichols business as well as increased demand from the automotive and truck trailer industries. These increases were partially offset by a slow start to the spring construction season and an uneven recovery of the North America housing industry; and

▪	improved rolling margins increased revenues approximately $17.0 million.
Europe Revenues
Revenues from our Europe segment for the year ended December 31, 2016 decreased $112.7 million compared to the year ended December 31, 2015. This decrease was primarily due to the following:

▪	lower aluminum prices included in our invoiced prices decreased revenues approximately $101.0 million;

▪
an unfavorable mix of products sold, primarily resulting from a 1% decrease in aerospace volumes and a 6% decrease in heat exchanger volumes, decreased revenues approximately $16.0 million. Automotive volumes increased 7% and regional plate and sheet volumes increased 11%, partially offsetting the impact of the weaker aerospace and heat exchanger volumes; and

▪	a slightly stronger U.S. dollar decreased revenues approximately $3.0 million.
These decreases were partially offset by improved rolling margins that increased revenues approximately $5.0 million.
Revenues from our Europe segment for the year ended December 31, 2015 decreased $67.1 million compared to the year ended December 31, 2014 primarily due to a stronger U.S. dollar, which decreased revenues approximately $155.0 million.
This decrease was partially offset by the following:

▪	higher euro-based LME prices that increased the average price of aluminum included in our invoiced prices and increased revenues approximately $46.0 million;

▪
a 4% increase in shipments of finished products and a favorable mix of products sold increased revenues approximately $37.0 million. Automotive shipments increased 15% and aerospace shipments increased 3% during the year. These increases were partially offset by lower regional plate and sheet volume, which declined as a result of competitive pressure and customer uncertainty caused by declining regional premiums, and lower third party sales of semi-finished billets as more casthouse production was used by the segment’s rolling mills; and

▪	improved rolling margins increased revenues approximately $5.0 million.

Asia Pacific Revenues
Asia Pacific revenues for the year ended December 31, 2016 increased $4.1 million compared to the year ended December 31, 2015 as the mix of products sold continued to shift to higher value aerospace volumes, which more than offset the impacts of a temporary shut-down to upgrade and expand capacity at the facility’s horizontal heat treat (“HHT”) furnace in the first quarter of 2016 and a stronger U.S. dollar.
Asia Pacific revenues for the year ended December 31, 2015 increased $43.7 million compared to the year ended December 31, 2014 as production of and demand for commercial plate products improved and shipments of aerospace plate increased following the attainment of certifications from several OEMs in 2014.
Review of Segment Income and Gross Profit
For the years ended December 31, 2016, 2015 and 2014, segment income and our reconciliation of segment income to gross profit are presented below:

	For the years ended December 31,
	2016	2015	2014
	(in millions)
Segment income:
North America	$86.1	$107.9	$94.6
Europe	149.4	131.8	147.6
Asia Pacific	10.8	—	—
Total segment income	246.3	239.7	242.2
Items excluded from segment income and included in gross profit:
Depreciation	(93.2)	(102.2)	(102.6)
Start-up costs	—	(2.1)	(12.7)
Other	—	(4.4)	—
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	108.8	114.6	114.1
Realized (gains) losses on derivative financial instruments	31.2	(23.3)	16.3
Other (income) expense, net	(5.2)	(7.4)	(9.8)
Gross profit	$287.9	$214.9	$247.5
North America Segment Income
North America segment income for the year ended December 31, 2016 decreased $21.8 million compared to the year ended December 31, 2015. This decrease was primarily due to the following:

▪	unfavorable scrap spreads resulting from declining aluminum prices and the related tightening of supply decreased segment income approximately $19.0 million;

▪
lower volumes and an unfavorable mix of products sold, partially offset by favorable cost absorption resulting from increased fourth quarter production, decreased segment income approximately $7.0 million; and

▪	operational issues and inflation more than offset project specific productivity gains and lower natural gas prices, decreasing segment income approximately $7.0 million.
These decreases were partially offset by the following:

▪	favorable metal price lag compared to the prior year increased segment income approximately $5.8 million; and

▪	improved rolling margins increased segment income approximately $5.0 million.
North America segment income for the year ended December 31, 2015 increased $13.3 million compared to the year ended December 31, 2014. This increase was primarily due to the following:

▪	improved rolling margins increased segment income approximately $17.0 million;

▪
productivity gains driven by operational improvements at our Ashville paint line, improved scrap utilization and cost savings associated with our supply chain optimization efforts more than offset higher employee costs and pension expense, resulting in increased segment income of approximately $12.0 million; and

▪	the impact of recording acquired assets of Nichols at fair value increased prior year cost of sales approximately $8.1 million.

These increases were partially offset by the following:

▪
unfavorable scrap spreads from declining aluminum prices and decreased scrap availability, partially offset by metal related synergies due to the Nichols acquisition, decreased segment income approximately $8.0 million;

▪	unfavorable metal price lag compared to the prior year decreased segment income approximately $7.9 million; and

▪	unfavorable cost absorption caused by lower fourth quarter production more than offset a 2% increase in volumes and decreased segment income approximately $2.0 million.
Europe Segment Income
Europe segment income for the year ended December 31, 2016 increased $17.6 million compared to the year ended December 31, 2015. This increase was primarily due to the following:

▪	favorable metal price lag compared to the prior year increased segment income approximately $15.5 million;

▪	improved rolling margins increased segment income approximately $6.0 million; and

▪	productivity savings and lower natural gas costs were partially offset by inflation in employee and other conversion costs, increasing segment income approximately $3.0 million.
These increases were partially offset by the following:

▪
an unfavorable mix of products sold, resulting from a decrease in aerospace and heat exchanger volumes, partially offset by favorable cost absorption resulting from higher fourth quarter production, decreased segment income approximately $5.0 million; and

▪	a more stable U.S. dollar in 2016 resulted in smaller gains from the translation of working capital balances and reduced segment income by $4.0 million.
Europe segment income for the year ended December 31, 2015 decreased by $15.8 million compared to the year ended December 31, 2014. This decrease was primarily due to the following:

▪	unfavorable metal price lag compared to the prior year decreased segment income approximately $44.3 million;

▪	increased hardener and external slab costs as well as tighter scrap supply reduced segment income approximately $6.0 million;

▪
higher costs associated with inflation in employee and other conversion costs, as well as costs associated with our ongoing business improvement process plans, were partially offset by productivity savings, resulting in a decrease in segment income of approximately $5.0 million; and

▪	non-recurring energy tax and carbon dioxide emissions credits received in 2014 increased prior year segment income approximately $3.8 million.
These decreases were partially offset by the following:

▪	favorable currency movements, resulting from the strengthening of the U.S. dollar, increased segment income approximately $27.0 million;

▪	a 4% increase in shipments and a favorable mix of products sold, resulting from an increase in aerospace and automotive volumes, increased segment income approximately $12.0 million; and

▪	improved rolling margins increased segment income approximately $5.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the year ended December 31, 2016 increased by $10.8 million compared to the year ended December 31, 2015. This increase was primarily due to a favorable change in the mix of products sold, including increased aerospace volume, in the current year, partially offset by the temporary shut-down of the HHT furnace.
Liquidity and Capital Resources
Summary
We ended 2016 with $55.6 million of cash and cash equivalents, compared with $62.2 million at the end of 2015. Liquidity at December 31, 2016 was $176.3 million, which consisted of $120.7 million of availability under the 2015 ABL Facility plus $55.6 million of cash. Both our borrowing base and 2015 ABL Facility utilization may fluctuate on a monthly basis.

Based on our current and anticipated levels of operations and the condition in the industries we serve, we believe that our cash on hand, cash flows from operations, availability under the 2015 ABL Facility and the proceeds from the issuance of the additional 9½% Senior Secured Notes discussed below, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the covenants under our indebtedness, including borrowing base limitations under the 2015 ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, our ability to access the capital and credit markets, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors.” Any future investments, acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
At December 31, 2016, approximately $52.1 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. The U.S. entities may temporarily borrow some foreign earnings of our non-U.S. subsidiaries in 2017, which would result in a deemed distribution. In anticipation of doing so, an additional $11.1 million income tax charge was recorded in 2016.
On April 4, 2016, Aleris International issued $550.0 million aggregate principal amount of its 9 ½% Senior Secured Notes due 2021 (together with the $250.0 million of additional notes described below, the “9 ½% Senior Secured Notes”). A substantial portion of the net proceeds from the original issuance of the 9 ½% Senior Secured Notes were used to (i) complete a cash tender offer for any and all of the outstanding $434.9 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”), including the payment of related fees and expenses (the “Tender Offer”), and (ii) to redeem and discharge any 7 5/8% Senior Notes that were not purchased in the Tender Offer, including the payment of related fees and expenses and any redemption premium (the “Redemption”). Each of these payments included applicable premiums and accrued interest. Following the Tender Offer and Redemption, all outstanding 7 5/8% Senior Notes were extinguished. The net cash proceeds from the original issuance of the 9 ½% Senior Secured Notes after the Tender Offer and Redemption were $90.1 million, and were used for general corporate purposes, including for working capital and capital expenditures. As a result of the Tender Offer and Redemption, a loss on the early extinguishment of debt totaling $12.6 million was recorded.
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of its 9 ½% Senior Secured Notes. The additional notes were issued under the 9 ½% Senior Secured Notes indenture (as defined below). The proceeds from the issuance of the additional notes were $263.8 million, net of underwriter fees, and we intend to use such proceeds for general corporate purposes, which may include working capital and/or capital expenditures.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations, as permitted by GAAP. For a summary of depreciation, capital expenditures and significant operating noncash items of discontinued operations for the years ended December 31, 2016, 2015 and 2014, see Note 17, “Discontinued Operations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

	For the years ended December 31,
	2016	2015	2014
	(in millions)
Net cash provided (used) by:
Operating activities	$12.0	$119.5	$—
Investing activities	(354.6)	273.7	(265.3)
Financing activities	338.1	(359.9)	246.1
Cash Flows From Operating Activities
Operating activities provided $12.0 million of cash for the year ended December 31, 2016, which was the result of $65.3 million of cash from earnings partially offset by a $53.3 million increase in net operating assets. The significant components of the change in net operating assets included increases of $9.4 million, $70.2 million and $41.7 million in accounts receivable, inventory and accounts payable, respectively, and a decrease of $14.0 million in accrued liabilities. Excluding the impact of our discontinued operations, the average days sales outstanding (“DSO”) for the year ended December 31, 2016 decreased from the average DSO for the year ended December 31, 2015. The increase in inventory was due in part to an increase in aluminum prices. In addition, inventory increased in the North America segment due to preparation for planned production outages in

2017 associated with the North America ABS Project, quantities to be used for automotive commissioning and qualification, and higher scrap purchases in anticipation of first quarter building and construction demand. Excluding the impact of our discontinued operations, our average days inventory outstanding (“DIO”) for the year ended December 31, 2016 was consistent with the average DIO for the year ended December 31, 2015. The increase in accounts payable was also due in part to the increase in aluminum prices, as well as an increase in average days payable outstanding (“DPO”), when excluding discontinued operations, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in accrued liabilities was due primarily to a decrease in accrued income taxes.
Operating activities provided $119.5 million of cash for the year ended December 31, 2015, which was the result of $46.7 million of cash from earnings and a $72.8 million decrease in net operating assets. The significant components of the change in net operating assets included increases of $31.3 million and $18.4 million in accounts receivable and other long-term liabilities, respectively, and decreases of $128.0 million, $18.6 million and $9.1 million in inventories, accounts payable and accrued liabilities, respectively. The increase in accounts receivable was primarily due to the increase in the accounts receivable balance of the recycling and specification alloys businesses that were sold. As a result of this increase, we received a cash payment of $60.3 million in connection with the adjustment to the sale price. This payment has been reported in investing activities. The change in inventories was due primarily to the decreased aluminum prices in inventory as compared to the end of 2014 as well as lower inventory levels in North America. In 2015, the average days of working capital from continuing operations decreased by approximately two days versus the prior year due to declining aluminum prices as well as improved working capital management in North America and increased sales from Asia Pacific. The increase in other long-term liabilities was due to the receipt of pre-payments for future production. The decrease in accrued liabilities is driven by lower toll liabilities and a decrease in accrued interest resulting from a reduction in long-term debt.
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
Cash Flows from Investing Activities
Cash flows used by investing activities were $354.6 million for the year ended December 31, 2016 and included $358.1 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at the Lewisport facility.
Cash flows provided by investing activities were $273.7 million for the year ended December 31, 2015 and included $587.4 million of cash proceeds, net of cash transferred, from the sales of our former recycling and specification alloys and extrusions businesses. These cash proceeds were partially offset by $313.6 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at the Lewisport facility.
Cash flows used by investing activities were $265.3 million for the year ended December 31, 2014 and included $164.8 million of capital expenditures and $107.4 million to acquire Nichols, partially offset by insurance proceeds of $3.8 million resulting from a fire at the Decatur, Alabama facility prior to our acquisition of the facility.
Cash Flows From Financing Activities
Cash flows provided by financing activities were $338.1 million for the year ended December 31, 2016, and included $540.4 million of net proceeds from the issuance of the 9 ½% Senior Secured Notes in April 2016 and $255.4 million of net borrowings on the 2015 ABL Facility. These sources of cash were partially offset by the completion of the Tender Offer and Redemption for the 7 5/8% Senior Notes, which totaled $443.8 million, including the payment of accrued interest, applicable premiums and related fees and expenses, $6.4 million of net repayments under the China Loan Facility (as defined below) and $4.0 million of debt issuance costs related to the 9½% Senior Secured Notes.
Cash flows used by financing activities were $359.9 million for the year ended December 31, 2015, and included $224.0 million of net repayments on the Former ABL Facility, $125.0 million of the 7 5/8% Senior Notes and 7 7/8% Senior Notes purchased in the third quarter of 2015 pursuant to an asset sale offer, $4.6 million of debt issuance costs for the 2015 ABL Facility and $2.8 million of net payments on the China Loan Facility.

Cash flows provided by financing activities were $246.1 million for the year ended December 31, 2014 which included $224.0 million of net proceeds from the Former ABL Facility and $24.4 million of proceeds from the China Loan Facility.
Description of Indebtedness
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement, as amended and supplemented from time to time, providing for a $600.0 million asset-based revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 million by Aleris International and its U.S. subsidiaries and up to a combined $300.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 million in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both our borrowing base and 2015 ABL Facility utilization may fluctuate on a monthly basis. Our borrowing base may also fluctuate due to, in part, seasonal working capital increases and increased aluminum prices. The 2015 ABL Facility contains, in the aggregate, a $45.0 million sublimit for swingline loans and also provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of December 31, 2016, we estimate that the borrowing base would have supported borrowings of $415.8 million. As of December 31, 2016, Aleris International had $255.3 million of borrowings outstanding under the 2015 ABL Facility. After giving effect to outstanding letters of credit of $39.8 million, Aleris International had $120.7 million available for borrowing as of December 31, 2016.
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
There is no scheduled amortization under the 2015 ABL Facility. The principal amount outstanding will be due and payable in full on June 15, 2020. However, an early maturity provision would be triggered 60 days prior to the stated maturity of Aleris International’s 7 7/8% Senior Notes unless less than $10.0 million of the 7 7/8% Senior Notes remain outstanding and more than $100.0 million is available under the 2015 ABL Facility.
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
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2016.
The 2015 ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S. and substantially all of the current assets and related intangible assets of substantially all of its wholly owned U.S. subsidiaries under a pledge and security agreement, in each case, excluding Notes Collateral (as defined below). The obligations of the Swiss borrower, the Belgian borrower and the German borrowers are secured by their respective current assets and related intangible assets, if any.
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
9 ½% Senior Secured Notes due 2021
On April 4, 2016, Aleris International issued $550.0 million aggregate principal amount of its 9½% Senior Secured Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 9 ½% Senior Secured Notes were issued under an indenture (as amended and supplemented from time to time, the “9½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 9 ½% Senior Secured Notes are unconditionally guaranteed on a senior secured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility.
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of its 9½% Senior Secured Notes, pursuant to the 9½% Senior Secured Notes Indenture. These additional notes, together with the initial notes, will be treated as a single series of debt securities for all purposes under the 9½% Senior Secured Notes Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.
Interest on the 9 ½% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 9 ½% Senior Secured Notes mature on April 1, 2021. Aleris International used the net proceeds from the original issuance of the 9½% Senior Secured Notes to complete the Tender Offer and Redemption for the 7 5/8% Senior Notes, and for general corporate purposes, including for working capital and capital expenditures.
The 9 ½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies) (the “Notes Collateral”), but subject to permitted liens and excluding (i) inventory, accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis, (ii) the assets associated with our Lewisport, Kentucky facility and (iii) certain other excluded assets.
From and after April 1, 2018, Aleris International may redeem the 9½% Senior Secured Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 104.8% of the principal amount, declining ratably to 100.0% of the principal amount on April 1, 2020, plus accrued and unpaid interest, if any, to the applicable redemption date. Prior to April 1, 2018, Aleris International may redeem up to 40% of the aggregate principal amount with funds in an amount equal to all or a portion of the net cash proceeds from certain equity offerings at a redemption price of 109.5%, plus accrued and unpaid interest, if any, to the redemption date. Aleris International may make such redemption so long as, immediately after the occurrence of any such redemption, at least 60% of the aggregate principal amount of the 9½% Senior Secured Notes remains outstanding and such redemption occurs within 180 days of the closing of the applicable equity offering. Additionally, at any time prior to April 1, 2018, Aleris International may redeem some or all of the 9½% Senior Secured Notes at a redemption price equal to 100.0% of the principal amount of the 9½% Senior Secured Notes, plus the applicable premium as provided in the 9 ½% Senior Secured Notes Indenture and accrued and unpaid interest, if any, to the redemption date.

If Aleris International experiences a “change of control” as specified in the 9½% Senior Secured Notes Indenture, Aleris International must offer to purchase all of the 9½% Senior Secured Notes at a price equal to 101.0% of the principal amount of the 9½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales or experience certain events of loss with respect to the Notes Collateral and do not invest the cash proceeds from such sales or events of loss or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales or events of loss, as the case may be, to make an offer to purchase a principal amount of the 9½% Senior Secured Notes at a price of 100.0% of the principal amount of the 9½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase.
Subject to certain limitations and exceptions, the 9½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9½% Senior Secured Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 9½ % Senior Secured Notes Indenture as of December 31, 2016.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes and related guarantees under an indenture (as amended and supplemented from time to time, the “7 7/8% Senior Notes Indenture”), dated as of October 23, 2012, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of its 7 7/8% Senior Notes for $500.0 million of its new 7 7/8% Senior Notes that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to as asset sale offer. As of December 31, 2016, Aleris International had $440.1 million aggregate principal amount outstanding on the 7 7/8% Senior Notes.
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
Aleris International may redeem the 7 7/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 103.9% of the principal amount, declining annually to 100.0% of the principal amount on November 1, 2018, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 7/8% Senior Notes Indenture), if any, to the applicable redemption date.
If Aleris International experiences a “change of control” as specified in the 7 7/8% Senior Notes Indenture, Aleris International must offer to purchase all of the 7 7/8% Senior Notes at a price equal to 101.0% of the principal amount of the 7 7/8% Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales and do not invest the cash proceeds from such sales or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales to make an offer to purchase a principal amount of the 7 7/8% Senior Notes at a price of 100.0% of the principal amount of the 7 7/8% Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.
Subject to certain limitations and exceptions, the 7 7/8% Senior Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 7 7/8% Senior Notes Indenture also contains customary events of default.

Aleris International was in compliance with all covenants set forth in the 7 7/8% Senior Notes Indenture as of December 31, 2016.
7 5/8% Senior Notes due 2018
On February 9, 2011, Aleris International issued $500.0 million aggregate original principal amount of its 7 5/8% Senior Notes and related guarantees under an indenture dated as of February 9, 2011, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee, and on October 14, 2011, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes for its new $500.0 million aggregate original principal amount of 7 5/8% Senior Notes that were registered under the Securities Act of 1933, as amended. On September 8, 2015, Aleris International purchased $65.1 million of the 7 5/8% Senior Notes pursuant to an asset sale offer. On April 4, 2016, Aleris International used a substantial portion of the net proceeds from the original issuance of the 9½% Senior Secured Notes to repurchase, redeem and discharge all outstanding 7 5/8% Senior Notes. Subsequent to these payments, all outstanding 7 5/8% Senior Notes were extinguished and a loss on extinguishment of debt of $12.6 million has been recorded within “Other expense (income), net” in the Consolidated Statement of Operations for the year ended December 31, 2016.
Exchangeable Notes
Aleris International issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”) in June 2010. The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable at any time for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the 2015 ABL Facility and the Senior Notes; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 933.7 million (or equivalent to approximately $134.5 million as of December 31, 2016) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $59.0 million as of December 31, 2016) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, we expect to repay the amounts outstanding under the Zhenjiang Revolver in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2016, $165.0 million was outstanding on the Zhenjiang Term Loans and $22.1 million was outstanding under the Zhenjiang Revolver. Aleris Zhenjiang and the lenders under the China Facility entered into agreements in December 2016 to, among other things, extend the maturity date, amend the repayment terms under the Zhenjiang Term Loans and secure obligations under the Zhenjiang Term Loans. Subject to Aleris Zhenjiang’s satisfaction of certain conditions set out in these agreements, the lenders agreed to extend the final maturity date for all borrowings under the Zhenjiang Term Loans from May 18, 2021 to May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. The initial repayment period began in 2016 at RMB 29.9 million (or the equivalent of $4.6 million). According to the amended repayment schedule, the semi-annual repayment in 2017 will be RMB 11.9 million and will increase to RMB 252.5 million by 2024.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2016. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin (collectively, the “Non-GAAP Measures”), as we use them, may not be comparable to similarly titled measures used by other companies. We calculate the Non-GAAP Measures by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, the Non-GAAP Measures are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use the Non-GAAP Measures in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. The Non-GAAP Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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
For reconciliations of EBITDA, Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of commercial margin to revenues, which are the most directly comparable financial measures presented in accordance with GAAP, for the North America, Europe and Asia Pacific segments, see the reconciliations in “– Our Segments.”
For the years ended December 31, 2016, 2015 and 2014, our reconciliations of EBITDA and Adjusted EBITDA to net (loss) income attributable to Aleris Corporation and net cash provided by operating activities are presented below:

	For the years ended December 31,
	2016	2015	2014
	(in millions)
Adjusted EBITDA from continuing operations	$205.1	$222.8	$176.5
Unrealized gains (losses) on derivative financial instruments of continuing operations	19.0	(30.1)	5.4
Impact of recording assets at fair value through purchase accounting (i)	—	—	(8.1)
Restructuring charges (ii)	(1.5)	(10.3)	(2.8)
Unallocated currency exchange (losses) gains on debt	(0.6)	1.0	12.0
Stock-based compensation expense	(7.0)	(4.8)	(13.8)
Start-up costs	(46.0)	(21.1)	(24.5)
Favorable (unfavorable) metal price lag (iii)	3.2	(18.6)	33.7
Loss on extinguishment of debt	(12.6)	(2.0)	—
Other (iv)	(4.5)	(14.1)	(24.4)
EBITDA from continuing operations	155.1	122.8	154.0
Interest expense, net	(82.5)	(94.1)	(107.4)
(Provision for) benefit from income taxes	(40.0)	22.7	129.5
Depreciation and amortization from continuing operations	(104.9)	(123.8)	(123.2)
(Loss) income from discontinued operations, net of tax	(3.3)	121.1	34.2
Net (loss) income attributable to Aleris Corporation	(75.6)	48.7	87.1
Net income from discontinued operations attributable to noncontrolling interest	—	0.1	0.9
Net (loss) income	(75.6)	48.8	88.0
Depreciation and amortization	104.9	123.8	157.6
Provision for (benefit from) deferred income taxes	21.5	34.5	(132.0)
Stock-based compensation expense	7.0	4.8	13.8
Unrealized (gains) losses on derivative financial instruments	(19.0)	28.1	(6.5)
Amortization of debt issuance costs	5.7	6.6	7.4
Loss on extinguishment of debt	12.6	2.0	—
Net loss (gain) on sale of discontinued operations	3.3	(191.7)	—
Other	4.9	(10.2)	1.7
Change in operating assets and liabilities:
Change in accounts receivable	(9.4)	(31.3)	(34.1)
Change in inventories	(70.2)	128.0	(171.5)
Change in other assets	(1.4)	3.8	(14.2)
Change in accounts payable	41.7	(18.6)	78.6
Change in accrued liabilities	(14.0)	(9.1)	11.2
Net cash provided by operating activities	$12.0	$119.5	$—

(i)	Represents the impact of applying purchase accounting rules under GAAP. The amount in the table for 2014 represents the impact of recording the acquired inventory of Nichols at fair value.

(ii)	See Note 3, “Restructuring Charges,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

For the years ended December 31, 2016, 2015 and 2014, our reconciliations of revenues to commercial margin are presented below.

	For the years ended December 31,
	2016	2015	2014
	(in millions)
Revenues	$2,663.9	$2,917.8	$2,882.4
Hedged cost of metal	(1,467.6)	(1,732.1)	(1,682.1)
(Favorable) unfavorable metal price lag	(3.2)	18.6	(33.7)
Commercial margin	$1,193.1	$1,204.3	$1,166.6
Exchange Rates
During 2016, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation losses that decreased our equity by $29.7 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities.
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
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements, postretirement and pension benefit plans and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2016.

	Cash Payments Due by Period
	(in millions)
	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt and capital lease obligations (1)	$1,483.4	$27.7	$15.2	$1,334.1	$106.4
Interest on long-term debt obligations	409.7	99.1	197.4	110.2	3.0
Estimated postretirement benefit payments	28.6	3.6	6.8	6.0	12.2
Estimated pension benefit payments	50.4	5.5	9.4	9.4	26.1
Operating lease obligations	12.2	3.0	3.5	2.5	3.2
Estimated payments for asset retirement obligations	6.3	—	—	—	6.3
Purchase obligations	1,562.5	1,167.1	333.2	37.6	24.6
Total	$3,553.1	$1,306.0	$565.5	$1,499.8	$181.8
(1) Maturities in 2020-2021 are $1,584.1 million including the additional $250.0 million of 9½% Senior Secured Notes issued on February 14, 2017.
Our estimated funding for our funded pension plans and postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2017 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2017 is not practicable. Payments for unfunded pension plan benefits and postretirement benefit payments are estimated through 2025.
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

Our purchase obligations represent non-cancellable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2016, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital expenditure projects.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, among others, those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the years ended December 31, 2016 or 2015.
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
Indefinite-Lived Intangible Asset
An indefinite-lived intangible asset related to our trade name is not amortized. The indefinite-lived intangible asset is tested for impairment as of October 1st of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. As part of the annual impairment test, the non-amortized intangible asset is reviewed to determine if the indefinite status remains appropriate. In 2016, an optional qualitative assessment was performed to determine whether it is more-likely-than-not that the indefinite-lived intangible asset was impaired. The qualitative assessment included consideration of relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including our financial performance, macroeconomic conditions, the competitive environment, legal and regulatory factors, and other relevant entity specific considerations. Using the qualitative assessment, we determined that it was not more-likely-than-not that the indefinite-lived intangible asset was impaired.
If it were determined that it is more-likely-than-not that the indefinite-lived intangible asset were impaired, a quantitative impairment analysis would be performed. The quantitative impairment test would be based on a relief from royalty valuation approach. Significant assumptions used under this approach include the royalty rate, weighted average cost of capital and the terminal growth rate.
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
The counterparties to our derivative financial instruments expose us to losses in the event of non-performance. All credit parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities. In addition, the fair values of our derivative financial instruments include an estimate of the risk associated with non-performance by either ourselves or our counterparties.
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
The weighted average discount rate used to determine the U.S. pension benefit obligation was 4.00% as of December 31, 2016 compared to 4.19% as of December 31, 2015 and 3.80% as of December 31, 2014. The weighted average discount rate used to determine the Non-U.S. pension benefit obligation was 1.91% as of December 31, 2016 compared to 2.59% as of December 31, 2015 and 2.15% as of December 31, 2014. The weighted average discount rate used to determine the other postretirement benefit obligation was 3.81% as of December 31, 2016 compared to 3.96% as of December 31, 2015 and 3.57% as of December 31, 2014. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.
Through the year ended December 31, 2015, we used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. During the fourth quarter of 2015, we updated the method previously used for substantially all of our pension and other post-retirement benefit plans. Beginning with our 2016 fiscal year, we have used an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in estimate resulted in a decrease in the service and interest components of net periodic benefit cost in 2016 of approximately $1.5 million, $0.6 million and $0.4 million for the U.S. pension plans, non-U.S. pension plans and postretirement plans, respectively. We have accounted for this change in estimate on a prospective basis.
As of December 31, 2016, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $22.8 million in the pension and other postretirement obligations and a decrease of $1.9 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2016, assuming inflation remains unchanged, would result in an increase of $25.8 million in the pension and other postretirement obligations and an increase of $1.7 million in the net periodic benefit cost.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 10, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 7.75% for 2016 and 8.00% for 2015 and 2014. The weighted average expected return on assets associated with our European pension benefits was 2.78% for 2016, 2.90% for 2015 and 3.09% for 2014. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2016 would result in a variation of approximately $0.6 million in the net periodic benefit cost.
Unrecognized actuarial gains and losses related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2016, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $83.4 million, of which $4.5 million of amortization is expected to be recognized in 2017.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Stock-Based Compensation
We use a Black-Scholes option-pricing model to estimate the grant-date fair value of the stock options awarded. Under this valuation method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. There were no stock options granted during the year ended December 31, 2016. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the year ended December 31, 2015:

Year ended
December 31, 2015
Weighted-average expected option life in years	6.0
Risk-free interest rate	2.0%
Equity volatility factor	45% - 50%
Dividend yield	—%
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2016.
Recently Issued Accounting Standards Updates
For a summary of recently issued accounting standards, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2016, we had 0.1 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively. As of December 31, 2015, we had 0.2 million metric tons of metal buy and sell derivative contracts.
Energy Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Additionally, from time to time, we have entered into diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs.
We do not consider our natural gas derivatives instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2016 and 2015, we had 2.1 trillion and 4.2 trillion, respectively, of British thermal unit forward buy contracts. We anticipate consuming 6.3 trillion British thermal units of natural gas in our operations in 2017.

We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2016 and December 31, 2015, we had no diesel swap contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2016 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2016:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(3.3)	$(16.5)
Energy	0.7	(0.8)
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
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of December 31, 2016 and December 31, 2015, we had euro forward contracts covering a notional amount of €34.6 million and €18.9 million, respectively.
Interest Rate Risks
As of December 31, 2016, approximately 70% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2016, Aleris International had $255.3 million of borrowings outstanding under the 2015 ABL Facility and Aleris Zhenjiang had $165.1 million of borrowings outstanding under the Zhenjiang Term Loans and $22.1 million of borrowings outstanding under the Zhenjiang Revolver. We estimate that if the market interest rates would have increased by 10%, our interest expense for the year ended December 31, 2016 would have changed by approximately $1.4 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Sean M. Stack
Sean M. Stack
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric M. Rychel
Eric M. Rychel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited the accompanying consolidated balance sheet of Aleris Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. We conducted our December 31, 2015 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, Aleris Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Aleris Corporation

We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aleris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Aleris Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aleris Corporation as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for the year ended December 31, 2016. We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aleris Corporation as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity and redeemable noncontrolling interest for each of the two years in the period ended December 31, 2015. Our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 3, 2017

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
ASSETS	2016	2015
Current Assets
Cash and cash equivalents	$55.6	$62.2
Accounts receivable (net of allowances of $7.6 and $7.7 at December 31, 2016 and 2015, respectively)	218.7	216.2
Inventories	538.9	480.3
Prepaid expenses and other current assets	33.4	28.7
Total Current Assets	846.6	787.4
Property, plant and equipment, net	1,346.0	1,138.7
Intangible assets, net	36.8	38.9
Deferred income taxes	88.3	112.6
Other long-term assets	72.2	82.9
Total Assets	$2,389.9	$2,160.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$246.6	$223.2
Accrued liabilities	201.4	233.8
Current portion of long-term debt	27.7	8.7
Total Current Liabilities	475.7	465.7
Long-term debt	1,438.5	1,109.6
Deferred income taxes	2.8	2.5
Accrued pension benefits	158.4	149.1
Accrued postretirement benefits	34.2	38.8
Other long-term liabilities	63.7	67.6
Total Long-Term Liabilities	1,697.6	1,367.6
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,904,250 and 31,768,819 shares issued at December 31, 2016 and 2015, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	428.0	421.9
Retained earnings	11.8	87.7
Accumulated other comprehensive loss	(223.5)	(182.7)
Total Equity	216.6	327.2
Total Liabilities and Equity	$2,389.9	$2,160.5

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	For the years ended December 31,
	2016	2015	2014
Revenues	$2,663.9	$2,917.8	$2,882.4
Cost of sales	2,376.0	2,702.9	2,634.9
Gross profit	287.9	214.9	247.5
Selling, general and administrative expenses	218.5	203.5	221.9
Restructuring charges	1.5	10.3	2.8
Losses on derivative financial instruments	12.1	6.9	10.9
Other operating expense, net	3.9	2.5	0.2
Operating income (loss)	51.9	(8.3)	11.7
Interest expense, net	82.5	94.1	107.4
Other expense (income), net	1.7	(7.4)	(20.0)
Loss from continuing operations before income taxes	(32.3)	(95.0)	(75.7)
Provision for (benefit from) income taxes	40.0	(22.7)	(129.5)
(Loss) income from continuing operations	(72.3)	(72.3)	53.8
(Loss) income from discontinued operations, net of tax	(3.3)	121.1	34.2
Net (loss) income	(75.6)	48.8	88.0
Net income from discontinued operations attributable to noncontrolling interest	—	0.1	0.9
Net (loss) income attributable to Aleris Corporation	$(75.6)	$48.7	$87.1

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	For the years ended December 31,
	2016	2015	2014
Net (loss) income	$(75.6)	$48.8	$88.0
Other comprehensive (loss) income, before tax:
Currency translation adjustments	(29.7)	(80.3)	(93.0)
Reclassification into earnings due to the sale of businesses	—	45.2	—
Pension and other postretirement liability adjustments	(16.1)	21.6	(99.4)
Other comprehensive loss, before tax	(45.8)	(13.5)	(192.4)
Income tax (benefit) expense related to items of other comprehensive loss	(5.0)	8.3	(17.7)
Other comprehensive loss, net of tax	(40.8)	(21.8)	(174.7)
Comprehensive (loss) income	(116.4)	27.0	(86.7)
Comprehensive income attributable to noncontrolling interest	—	0.1	0.9
Comprehensive (loss) income attributable to Aleris Corporation	$(116.4)	$26.9	$(87.6)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2016	2015	2014
Operating activities
Net (loss) income	$(75.6)	$48.8	$88.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	104.9	123.8	157.6
Provision for (benefit from) deferred income taxes	21.5	34.5	(132.0)
Stock-based compensation expense	7.0	4.8	13.8
Unrealized (gains) losses on derivative financial instruments	(19.0)	28.1	(6.5)
Amortization of debt issuance costs	5.7	6.6	7.4
Loss on extinguishment of debt	12.6	2.0	—
Net loss (gain) on sale of discontinued operations	3.3	(191.7)	—
Other	4.9	(10.2)	1.7
Changes in operating assets and liabilities:
Change in accounts receivable	(9.4)	(31.3)	(34.1)
Change in inventories	(70.2)	128.0	(171.5)
Change in other assets	(1.4)	3.8	(14.2)
Change in accounts payable	41.7	(18.6)	78.6
Change in accrued liabilities	(14.0)	(9.1)	11.2
Net cash provided by operating activities	12.0	119.5	—
Investing activities
Purchase of a business	—	—	(107.4)
Payments for property, plant and equipment	(358.1)	(313.6)	(164.8)
Proceeds from the sale of businesses, net of cash transferred	5.0	587.4	—
Other	(1.5)	(0.1)	6.9
Net cash (used) provided by investing activities	(354.6)	273.7	(265.3)
Financing activities
Proceeds from revolving credit facilities	360.4	159.5	458.4
Payments on revolving credit facilities	(107.0)	(380.8)	(210.0)
Proceeds from senior secured notes, net of discount	540.4	—	—
Payments on senior notes, including premiums	(443.8)	(125.0)	—
Net payments on other long-term debt	(7.3)	(6.4)	(0.3)
Debt issuance costs	(4.0)	(4.6)	—
Other	(0.6)	(2.6)	(2.0)
Net cash provided (used) by financing activities	338.1	(359.9)	246.1
Effect of exchange rate differences on cash and cash equivalents	(2.1)	(7.1)	(4.9)
Net (decrease) increase in cash and cash equivalents	(6.6)	26.2	(24.1)
Cash and cash equivalents at beginning of period	62.2	36.0	60.1
Cash and cash equivalents at end of period	55.6	62.2	36.0
Cash and cash equivalents included within assets of discontinued operations - current	—	—	(7.4)
Cash and cash equivalents of continuing operations	$55.6	$62.2	$28.6

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total Aleris Corporation equity	Noncontrolling interest	Total equity	Redeemable noncontrolling interest
Balance at January 1, 2014	$0.3	$401.9	$(47.6)	$13.8	$368.4	$0.3	$368.7	$5.7
Net income	—	—	87.1	—	87.1	0.9	88.0	—
Other comprehensive loss	—	—	—	(174.7)	(174.7)	—	(174.7)	—
Distributions to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)	—
Stock-based compensation activity	—	12.3	—	—	12.3	—	12.3	—
Other	—	(0.1)	(0.4)	—	(0.5)	0.1	(0.4)	—
Balance at December 31, 2014	$0.3	$414.1	$39.1	$(160.9)	$292.6	$0.7	$293.3	$5.7
Net income	—	—	48.7	—	48.7	0.1	48.8	—
Other comprehensive loss	—	—	—	(21.8)	(21.8)	—	(21.8)	—
Stock-based compensation activity	—	2.6	—	—	2.6	—	2.6	—
Conversion of Aleris International preferred stock to common stock	—	5.6	—	—	5.6	—	5.6	(5.6)
Other	—	(0.4)	(0.1)	—	(0.5)	(0.8)	(1.3)	(0.1)
Balance at December 31, 2015	$0.3	$421.9	$87.7	$(182.7)	$327.2	$—	$327.2	$—
Net loss	—	—	(75.6)	—	(75.6)	—	(75.6)	—
Other comprehensive loss	—	—	—	(40.8)	(40.8)	—	(40.8)	—
Stock-based compensation activity	—	6.3	—	—	6.3	—	6.3	—
Other	—	(0.2)	(0.3)	—	(0.5)	—	(0.5)	—
Balance at December 31, 2016	$0.3	$428.0	$11.8	$(223.5)	$216.6	$—	$216.6	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share and per share data)

1.	BASIS OF PRESENTATION
Nature of Operations
Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “our,” “us,” and the “Company” or similar terms) is a Delaware corporation with its principal executive offices located in Cleveland, Ohio. The principal business of the Company is the production of aluminum rolled products, including aluminum sheet and fabricated products, using continuous cast and direct-chill processes. Our aluminum sheet products are sold to customers and distributors serving the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries.
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
(dollars in millions, except share and per share data)

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

	For the years ended December 31,
	2016	2015	2014
Balance at beginning of the period	$7.7	$7.7	$7.7
Expenses for uncollectible accounts, sales returns and allowances, net of recoveries	33.0	40.3	43.4
Divestitures	—	(1.0)	—
Receivables written off against the valuation reserve	(33.1)	(39.3)	(43.4)
Balance at end of the period	7.6	7.7	7.7
Balance reclassified to assets of discontinued operations - current	—	—	(1.2)
Balance related to continuing operations	$7.6	$7.7	$6.5
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. We recorded charges associated with lower of cost or net realizable value adjustments of $1.5, $0.6 and $0.1 for the years ended December 31, 2016, 2015 and 2014, respectively. The cost of inventories acquired in business combinations are recorded at fair value in accordance with ASC 805. Our consigned inventory held at third party warehouses and customer locations was approximately $19.6 and $21.9 as of December 31, 2016 and 2015, respectively.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Buildings and improvements	5 - 33 years
Production equipment and machinery	2 - 25 years
Office furniture, equipment and other	3 - 10 years
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	For the years ended December 31,
	2016	2015	2014
Capitalized interest	$25.2	$8.0	$1.1
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
Indefinite-Lived Intangible Asset
Our indefinite-lived intangible asset is tested for impairment as of October 1st of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.
Under ASC 350, “Intangibles - Goodwill and Other,” intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible asset is reviewed to determine if the indefinite status remains appropriate. Using a qualitative assessment in the current year, we determined that it was not more-likely-than-not that the indefinite-lived intangible asset was impaired and no impairments relating to our indefinite-lived intangible asset was necessary.
Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the terms of the related debt agreements as interest expense using the effective interest method.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Research and Development
Our research and development organization includes three locations in Europe, one location in the United States and one location in China, along with support staff focused on new product and alloy offerings and process performance technology. Research and development expenses, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations, were $10.9, $11.2 and $12.9 for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
We recognize compensation expense for stock options, restricted stock units and restricted shares under the provisions of ASC 718, “Compensation—Stock Compensation,” using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. No stock options or restricted shares were granted in the year ended December 31, 2016, and no restricted stock units were granted subsequent to the announcement of our pending acquisition, discussed further in Note 20, “Acquisition of Aleris Corporation.”
The fair value of each new stock option was estimated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. The fair value of restricted stock units and restricted shares were based on the estimated fair value of our common stock on the date of grant. The fair value of our common stock was estimated based upon a present value technique using discounted cash flows, forecasted over a six-year period with residual growth rates thereafter, and a market comparable approach. From these two approaches, the discounted cash flow analysis was weighted at 50% and the comparable public company analysis was weighted at 50%.
The discounted cash flow analysis was based on our projected financial information which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the determination of the fair value of our common stock.
The discounted cash flow analysis was based on production volume projections developed by internal forecasts, as well as commercial, wage and benefit and inflation assumptions. The discounted cash flow analysis included the sum of (i) the present value of the projected unlevered cash flows for a six-year period (the “Projection Period”); and (ii) the present value of a terminal value, which represented the estimate of value attributable to periods beyond the Projection Period. For 2016, all cash flows were discounted using a weighted-average cost of capital (“WACC”) percentage of 11.8%. To calculate the terminal value, a perpetuity growth rate approach is used. For 2016, a growth rate of three percent was used and was determined based on research of long-term aluminum demand growth rates. Other significant assumptions include future capital expenditures and changes in working capital requirements.
The comparable public company analysis identified a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, size and scale of operations. The analysis compared the public market implied fair value for each comparable public company to its historical and projected revenues, and earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the year ended December 31, 2016, the calculated range of multiples for the comparable companies was used to estimate a range of 7.5x to 8.0x and 0.50x to 0.55x, which was applied to our historical and projected EBITDA and revenues, respectively, to determine a range of fair values.
Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 was $7.0, $4.8 and $13.8, respectively.
Derivatives and Hedging
We are engaged in activities that expose us to various market risks, including changes in the prices of primary aluminum, aluminum alloys, scrap aluminum, copper, zinc, natural gas and diesel, as well as changes in currency and interest rates. Certain of these financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue derivative financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of natural gas prices. Our metal pricing strategy is designed to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum prices.
Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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
The Company does not currently account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in “Losses on derivative financial instruments” or “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations. All realized gains and losses are included within “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows.
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2016, substantially all of our derivative financial instruments were maintained with ten counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.
Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. Individually significant transactions are translated at the applicable currency exchange rate on the date of the transaction. We translate all of the other amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. Except for intercompany debt determined to be of a long-term investment nature, current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other expense (income), net” or “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional gains of $0.8, $7.7 and $17.5 for the years ended December 31, 2016, 2015 and 2014, respectively, of which (gains) losses of $(0.2) and $0.2 have been included within “(Loss) income from discontinued operations, net of tax” for the years ended December 31, 2015 and 2014, respectively, in the Consolidated Statements of Operations.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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
New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). This guidance requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The income tax effects of intercompany inventory transactions will continue to be deferred. ASU 2016-16 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017, but may be early adopted, and the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

guidance is to be applied using the modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We estimate that the impact of adopting this guidance on the Company’s consolidated financial statements will be credits to prepaid expenses and other current assets and other comprehensive income of approximately $8.2 and $0.1, respectively, and debits to deferred income tax assets and retained earnings of approximately $3.6 and $4.7, respectively.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. We are currently assessing how the adoption of this guidance will impact the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This guidance makes several modifications to the accounting for stock-based compensation, including forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies (the “APIC pool”). ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The guidance is effective for the Company for interim and annual reporting periods beginning after December 15, 2016. At December 31, 2016, we had an APIC pool of approximately $0.9 that will be eliminated upon adoption. Additionally, we expect to recognize forfeitures as they occur after adoption. We continue to assess the remaining impacts the adoption of this standard will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact the application of ASU 2016-02 will have on the Company’s consolidated financial statements. We expect that the adoption of this guidance will result in an increase to our long-term assets and long-term liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820); Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. However, sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the financial statements. This guidance was adopted in the year ended December 31, 2016 and applied retrospectively. As a result of the adoption of ASU 2015-07, the fair value disclosures for pension assets were retrospectively modified. Other than the current and prior year disclosures of the fair value of pension assets, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption (the “modified retrospective approach”). We are evaluating the impact this guidance will have on the Company’s consolidated financial statements. We expect to adopt this standard using the modified retrospective approach and anticipate that the adoption will result in an increase to the revenue disclosures in the Company’s consolidated financial statements.
3. RESTRUCTURING CHARGES
2016 Restructuring
During the year ended December 31, 2016, we recorded restructuring charges of $1.5 in the Consolidated Statements of Operations. These charges primarily related to exit and environmental remediation costs of closed facilities within the North America segment.
2015 Restructuring
During the year ended December 31, 2015, we recorded restructuring charges of $10.5, including $0.1 that have been reclassified to “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $3.4 related to severance and other termination benefits associated with personnel reductions. The personnel reductions included charges of $1.1 related to the Europe segment, $0.5 related to the North America segment, and $1.8 related to our corporate locations. Cash payments of approximately $0.3 and $2.5 were made during the years ended December 31, 2016 and 2015, respectively, associated with these personnel reductions and no further charges are anticipated. The charges also include $6.6 of exit and environmental remediation costs of closed facilities, primarily within the North America segment.
2014 Restructuring
During the year ended December 31, 2014, we recorded restructuring charges of $8.6, including $5.8 that have been reclassified to “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations. These charges included $6.1 related to severance and other termination benefits associated with personnel reductions. The personnel reductions included charges of $0.7 related to the North America segment, as well as $0.4 and $5.0 of charges associated with personnel reductions at our corporate locations and discontinued operations, respectively. Cash payments of approximately $1.9 and $2.7 were made during the years ended December 31, 2015 and 2014, respectively, associated with these personnel reductions and no further charges are anticipated. The charges also include $1.9 of exit and environmental remediation costs of closed facilities, including $1.1 related to discontinued operations.
4. INVENTORIES
The components of our “Inventories” as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Raw materials	$181.7	$146.4
Work in process	195.4	176.8
Finished goods	134.0	131.4
Supplies	27.8	25.7
Total inventories	$538.9	$480.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

5. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2016	2015
Land	$85.5	$83.4
Buildings and improvements	206.2	205.0
Production equipment and machinery	918.5	832.6
Office furniture and computer software and equipment	93.6	87.6
Construction work-in-progress	525.6	347.5
Property, plant and equipment	1,829.4	1,556.1
Accumulated depreciation	(483.4)	(417.4)
Property, plant and equipment, net	$1,346.0	$1,138.7
Capital lease assets totaled $9.0 and $7.1 at December 31, 2016 and 2015, respectively. Accumulated amortization of capital lease assets totaled $4.5 and $3.0 at December 31, 2016 and 2015, respectively. Capital expenditures included in accounts payable totaled $18.0 and $31.4 at December 31, 2016 and 2015, respectively. Capital expenditures included in accrued liabilities totaled $70.1 and $78.9 at December 31, 2016 and 2015, respectively.
Our depreciation expense, including amortization of capital lease assets, and repair and maintenance expense, was as follows:

	For the years ended December 31,
	2016	2015	2014
Depreciation expense included within selling, general and administrative (“SG&A”) expenses	$9.5	$17.7	$18.2
Depreciation expense included within cost of sales	93.2	102.2	102.6
Depreciation expense included within (loss) income from discontinued operations, net of tax	—	—	34.4
Repair and maintenance expense included within (loss) income from continuing operations	93.1	89.4	85.5
Repair and maintenance expense included within (loss) income from discontinued operations, net of tax	—	8.1	53.9
6. INTANGIBLE ASSETS
The following table details our intangible assets as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade name	$15.9	$—	$15.9	Indefinite	$15.9	$—	$15.9
Technology	5.9	(1.6)	4.3	25 years	5.9	(1.3)	4.6
Customer relationships	28.3	(11.7)	16.6	15 years	28.3	(9.9)	18.4
Total	$50.1	$(13.3)	$36.8	17 years	$50.1	$(11.2)	$38.9
The following table presents amortization expense, which has been classified within “Selling, general and administrative expenses” in the Consolidated Statements of Operations:

	For the years ended December 31,
	2016	2015	2014
Amortization expense	$2.1	$3.9	$2.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table presents estimated amortization expense for the next five years:

2017	$2.1
2018	2.1
2019	2.1
2020	2.1
2021	2.1
Total	$10.5
7. ACCRUED AND OTHER LONG-TERM LIABILITIES
Accrued liabilities at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Accrued capital expenditures	$70.1	$78.9
Employee-related costs	50.7	56.5
Accrued interest	20.6	19.9
Accrued taxes	10.3	21.8
Derivative financial instruments	6.9	17.5
Accrued professional fees	8.0	5.7
Other liabilities	34.8	33.5
Total accrued liabilities	$201.4	$233.8
Other long-term liabilities at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Accrued environmental and ARO liabilities	$24.1	$26.9
Deferred revenue	20.0	20.0
Employee-related costs	12.4	11.5
Other long-term liabilities	7.2	9.2
Total other long-term liabilities	$63.7	$67.6

8. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations consist of legal obligations associated with costs to remove asbestos and underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities.
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the years ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$4.6	$13.0	$12.4
Revisions and liabilities incurred	—	0.1	1.0
Accretion expense	0.1	0.1	0.3
Payments	(0.1)	(0.6)	(0.6)
Divestitures	—	(7.9)	—
Translation and other charges	0.1	(0.1)	(0.1)
Balance at the end of the period	4.7	4.6	13.0
Asset retirement obligations included within liabilities of discontinued operations	—	—	(8.4)
Balance related to continuing operations	$4.7	$4.6	$4.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

9. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2016	2015
2015 ABL Facility	$255.3	$—
7 5/8% Senior Notes due 2018, net of discount and deferred issuance costs of $4.1 at December 31, 2015	—	430.8
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $4.5 and $5.8 at December 31, 2016 and December 31, 2015, respectively	435.5	434.3
9 1/2% Senior Secured Notes due 2021, net of discount and deferred issuance costs of $11.6 at December 31, 2016	538.4	—
Exchangeable Notes, net of discount of $0.4 and $0.5 at December 31, 2016 and December 31, 2015, respectively	44.4	44.3
Zhenjiang Term Loans, net of discount of $0.5 and $0.7 at December 31, 2016 and December 31, 2015, respectively	164.5	178.3
Zhenjiang Revolver, net of discount of $0.1 and $0.2 at December 31, 2016 and December 31, 2015, respectively	22.0	25.5
Other	6.1	5.1
Total debt	1,466.2	1,118.3
Less: Current portion of long-term debt	27.7	8.7
Total long-term debt	$1,438.5	$1,109.6
Maturities of Debt
Scheduled maturities of our debt and capital leases subsequent to December 31, 2016 are as follows:

	Debt	Capital leases
2017	$25.6	$2.1
2018	5.2	1.9
2019	6.9	1.3
2020	757.4	0.6
2021	575.9	0.2
After 2021	106.3	—
Total	$1,477.3	$6.1
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement, as amended and supplemented from time to time, providing for a $600.0 asset-based revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 by Aleris International and its U.S. subsidiaries and up to a combined $300.0 by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. The 2015 ABL Facility contains, in the aggregate, a $45.0 sublimit for swingline loans and also provides for the issuance of up to $125.0 of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by an additional $300.0, subject to certain conditions. As of December 31, 2016, we estimate that the borrowing base would have supported borrowings of $415.8. After giving effect to outstanding letters of credit of $39.8, Aleris International had $120.7 available for borrowing under the 2015 ABL Facility as of December 31, 2016.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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
There is no scheduled amortization under the 2015 ABL Facility. The principal amount outstanding will be due and payable in full on June 15, 2020. However, an early maturity provision would be triggered 60 days prior to the stated maturity of Aleris International’s 7 7/8% Senior Notes (as defined below) unless less than $10.0 of the applicable Senior Notes remain outstanding and more than $100.0 is available under the 2015 ABL Facility.
Aleris International may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days’ prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans, Sterling LIBOR loans and EURIBOR loans.
The credit agreement governing the 2015 ABL Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on its ability to, among other things:

▪	incur additional debt;

▪	create liens;

▪	merge, consolidate or sell assets;

▪	make investments, loans and acquisitions;

▪	pay dividends and make certain payments; or

▪	enter into affiliate transactions.
Although the credit agreement governing the 2015 ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2016.
The 2015 ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of Aleris International’s current assets and related intangible assets located in the U.S. and substantially all of the current assets and related intangible assets of substantially all of its wholly owned U.S. subsidiaries under a pledge and security agreement, in each case, excluding Notes Collateral (as defined below). The obligations of the Swiss borrower, the Belgian borrower and the German borrowers are secured by their respective current assets and related intangible assets, if any.
9 ½% Senior Secured Notes due 2021
On April 4, 2016, Aleris International issued $550.0 aggregate principal amount of its 9 ½% Senior Secured Notes due 2021 (together with the $250.0 of additional notes described below, the “9 ½% Senior Secured Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 9 ½% Senior Secured Notes were issued under and indenture (as amended and supplemented from time to time, the “9 ½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. Net proceeds from the offering were $540.4, prior to the Tender Offer (as defined below).

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

On February 14, 2017, Aleris International issued an additional $250.0 aggregate principal amount of its 9 ½% Senior Secured Notes, pursuant to the 9 ½% Senior Secured Notes Indenture. Net proceeds from the offering were $263.8, prior to fees and expenses. The Company intends to use the net proceeds for general corporate purposes, which may includes working capital and/or capital expenditures. These additional notes, together with the initial notes, will be treated as a single series of debt securities for all purposes under the 9½% Senior Secured Notes Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. Interest on the 9 ½% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 9 ½% Senior Secured Notes mature on April 1, 2021.
The 9½% Senior Secured Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior secured basis, by us and each restricted subsidiary that is a domestic subsidiary and that guarantees Aleris International’s obligations under the 2015 ABL Facility, as primary obligor and not merely as surety. The 9½% Senior Secured Notes and the guarantees thereof are Aleris International’s secured senior obligations and rank (i) equally in right of payment to all of Aleris International’s existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 9½% Senior Secured Notes; (ii) effectively subordinated in right of payment to any borrowings under the 2015 ABL Facility, to the extent of the value of the assets securing such debt; (iii) effectively senior in right of payment to all of Aleris International’s existing and future debt that is not secured by the Notes Collateral, to the extent of the value of the Notes Collateral; (iv) structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the 9½% Senior Secured Notes; and (v) senior in right of payment to Aleris International’s existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 9½% Senior Secured Notes (including Aleris International’s Exchangeable Notes (as defined below)).
Aleris International is not required to make any mandatory redemption or sinking fund payments with respect to the 9½% Senior Secured Notes other than as set forth in the 9½% Senior Secured Notes Indenture relating to certain tax matters, but under certain circumstances, it may be required to offer to purchase 9½% Senior Secured Notes as described below. Aleris International may from time to time acquire 9½% Senior Secured Notes by means other than redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.
The 9 ½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies) (the “Notes Collateral”), but subject to permitted liens and excluding (i) inventory, accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis, (ii) the assets associated with our Lewisport, Kentucky facility and (iii) certain other excluded assets.
From and after April 1, 2018, Aleris International may redeem the 9 ½% Senior Secured Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 104.8% of the principal amount of the 9 ½% Senior Secured Notes, declining ratably to 100% of the principal amount on April 1, 2020, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2018, Aleris International may redeem up to 40% of the aggregate principal amount of the 9 ½% Senior Secured Notes with funds in an amount equal to all or a portion of the net cash proceeds from certain equity offerings at a redemption price of 109.5%, plus accrued and unpaid interest, if any, to the redemption date. Aleris International may make such redemption so long as, immediately after the occurrence of any such redemption, at least 60% of the aggregate principal amount of the 9 ½% Senior Secured Notes remains outstanding and such redemption occurs within 180 days of the closing of the applicable equity offering. Additionally, at any time prior to April 1, 2018, Aleris International may redeem some or all of the 9 ½% Senior Secured Notes at a redemption price equal to 100.0% of the principal amount of the 9 ½% Senior Secured Notes, plus the applicable premium as provided in the 9 ½% Senior Secured Notes Indenture and accrued and unpaid interest, if any, to the redemption date.
If Aleris International experiences a “change of control” as specified in the 9 ½% Senior Secured Notes Indenture, Aleris International must offer to purchase all of the 9 ½% Senior Secured Notes at a price equal to 101.0% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales or experience certain events of loss with respect to the Notes Collateral and do not invest the cash proceeds from such sales or events of loss or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales or events of loss, as the case may be, to make an offer to purchase a principal amount of the 9 ½% Senior Secured Notes at a price of 100% of the principal amount of the 9 ½% Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of purchase.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The 9 ½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things:

▪	incur additional debt;

▪	pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt;

▪	issue preferred stock of restricted subsidiaries;

▪	make certain investments;

▪	create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt;

▪	enter into sale and leaseback transactions;

▪	create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9 ½% Senior Secured Notes;

▪	enter into transactions with affiliates;

▪	merge or consolidate with another company; and

▪	sell assets, including capital stock of Aleris International’s subsidiaries.
These covenants are subject to a number of important limitations and exceptions.
The 9½% Senior Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 9½% Senior Notes to be due and payable immediately.
Aleris International was in compliance with all covenants set forth in the 9 ½% Senior Secured Notes Indenture as of December 31, 2016.
7 5/8% Senior Notes due 2018
A substantial portion of the net proceeds from the original issuance of the 9 ½% Senior Secured Notes were used (i) to complete a cash tender offer (the “Tender Offer”) for any and all of the outstanding $434.9 aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”), including the payment of related fees and expenses, and (ii) to redeem and discharge any of its outstanding 7 5/8% Senior Notes that were not purchased in the Tender Offer, including the payment of related fees and expenses and any redemption premium. In April 2016, a payment of $281.8 was made to complete the Tender Offer and an additional payment of $167.1 was made to redeem and discharge the remaining principal amount. Each of these payments included applicable premiums and accrued interest. Subsequent to these payments, all outstanding 7 5/8% Senior Notes were extinguished and a loss on extinguishment of $12.6 has been recorded within “Other expense (income), net” in the Consolidated Statement of Operations.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 aggregate original principal amount of its 7 7/8% Senior Notes due 2020 (defined below) and related guarantees under an indenture (as amended and supplemented from time to time, the “7 7/8% Senior Notes Indenture”) dated as of October 23, 2012, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee, and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of 7 7/8% Senior Notes due 2020 for $500.0 million of its new 7 7/8% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). On September 8, 2015, Aleris International purchased $59.9 aggregate principal amount of the 7 7/8% Senior Notes pursuant to an asset sale offer. As of December 31, 2016, Aleris International had $440.1 aggregate principal amount outstanding on the 7 7/8% Senior Notes. Interest on the 7 7/8% Senior Notes is payable in cash semi-annually in arrears on May 1st and November 1st of each year. The 7 7/8% Senior Notes mature on November 1, 2020.
The 7 7/8% Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by us and each restricted subsidiary that is a domestic subsidiary and that guarantees Aleris International’s obligations under the 2015 ABL Facility, as primary obligor and not merely as surety. The 7 7/8% Senior Notes and the guarantees thereof are our unsecured senior obligations and rank (i) equally in right of payment to all of Aleris International’s existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 7 7/8% Senior Notes (including the existing 9½% Senior Secured Notes); (ii) be effectively subordinated in right of payment to all of Aleris International’s existing and future secured debt (including any borrowings under the 2015 ABL Facility and the 9½% Senior Secured Notes), to the extent of the value of the assets securing such debt; (iii) be structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the 7 7/8% Senior Notes; and (iv) rank senior in right of payment to our existing and future debt and other obligations that are, by their

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

terms, expressly subordinated in right of payment to the 7 7/8% Senior Notes (including Aleris International’s Exchangeable Notes).
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
Aleris International may redeem the 7 7/8% Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 103.9% of the principal amount, declining annually to 100.0% of the principal amount on November 1, 2018, plus accrued and unpaid interest, and Additional Interest (as defined in the 7 7/8% Senior Notes Indenture), if any, to the applicable redemption date.
If Aleris International experiences a “change of control” as specified in the 7 7/8% Senior Notes Indenture, Aleris International must offer to purchase all of the 7 7/8% Senior Notes at a price equal to 101.0% of the principal amount of the 7 7/8% Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase. In addition, if Aleris International or its restricted subsidiaries engage in certain asset sales and do not invest the cash proceeds from such sales or permanently reduce certain debt within a specified period of time, subject to certain exceptions, Aleris International will be required to use a portion of the proceeds of such asset sales to make an offer to purchase a principal amount of the 7 7/8% Senior Notes at a price of 100.0% of the principal amount of the 7 7/8% Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.
The 7 7/8% Senior Notes Indenture contains covenants that limit Aleris International’s ability and its restricted subsidiaries’ ability to:

▪	incur additional debt;

▪	pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

▪	issue preferred stock of restricted subsidiaries;

▪	make certain investments;

▪	create liens on its or its subsidiary guarantors’ assets to secure debt;

▪	enter into sale and leaseback transactions;

▪	create restrictions on the payments of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes;

▪	enter into transactions with affiliates;

▪	merge or consolidate with another company; and

▪	sell assets, including capital stock of Aleris International’s subsidiaries.
These covenants are subject to a number of important limitations and exceptions.
The 7 7/8% Senior Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding 7 7/8% Senior Notes to be due and payable immediately.
Aleris International was in compliance with all covenants set forth in the 7 7/8% Indenture as of December 31, 2016.
Exchangeable Notes
On June 1, 2010, Aleris International issued $45.0 aggregate principal amount of 6.0% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable at any time for our common stock at a rate equivalent to 59.63 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the 2015 ABL Facility and Senior Notes; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) entered into a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time the “China Loan Facility”). The China Loan Facility consists of a $30.6 U.S. dollar term loan facility, an RMB 933.7 (or

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

equivalent to approximately $134.5 as of December 31, 2016) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 (or equivalent to approximately $59.0 as of December 31, 2016) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, we expect to repay the amounts outstanding under the Zhenjiang Revolver in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2016 and 2015, $165.0 and $179.0, respectively was outstanding on the Zhenjiang Term Loans and $22.1 and $25.6, respectively, was outstanding under the Zhenjiang Revolver. The final maturity date for borrowings under the Zhenjiang Revolver is May 18, 2021. Aleris Zhenjiang and the lenders under the China Loan Facility entered into agreements in December 2016 to, among other things, extend the maturity date, amend the repayment terms under the Zhenjiang Term Loans and secure obligations under the Zhenjiang Term Loans. Subject to Aleris Zhenjiang’s satisfaction of certain conditions set out in these agreements, the lenders agreed to extend the final maturity date for all borrowings under the Zhenjiang Term Loans from May 18, 2021 to May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. The initial repayment began in 2016 at RMB 29.9 million. According to the amended repayment schedule, the semi-annual repayment in 2017 will be RMB 11.9 million and will increase to RMB 252.5 million by 2024.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to:

▪
repay loans extended by the shareholder of Aleris Zhenjiang prior to repaying loans under the China Loan Facility or make the China Loan Facility junior to any other debts incurred of the same class for the project;

▪	distribute any dividend or bonus to the shareholder of Aleris Zhenjiang before fully repaying the loans under the China Loan Facility;

▪	dispose of any assets in a manner that will materially impair its ability to repay debts;

▪	provide guarantees to third parties above a certain threshold that use assets that are financed by the China Loan Facility;

▪	permit any individual investor or key management personnel changes that result in a material adverse effect;

▪	use any proceeds from the China Loan Facility for any purpose other than as set forth therein; and

▪	enter into additional financing to expand or increase the production capacity of the project.
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2016. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
10. EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plans
The Company’s defined contribution plans cover substantially all U.S. employees not covered under collective bargaining agreements and certain employees covered by collective bargaining agreements. The plans provide both profit sharing and employer matching contributions as well as an age and salary based contribution.
Our match of employees’ contributions under our defined contribution plans and supplemental employer contributions for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the years ended December 31,
	2016	2015	2014
Company match of employee contributions	$5.2	$5.0	$5.3
Supplemental employer contributions	1.3	1.5	1.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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
Our non-U.S. subsidiaries sponsor various defined benefit pension plans for their employees. These plans are based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are typically financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments; however, the plans are substantially unfunded plans under local law. The unfunded accrued pension costs are typically covered under a pension insurance association under local law if we are unable to fulfill our obligations.
The components of the net periodic benefit expense for the years ended December 31, 2016, 2015 and 2014 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2016	2015	2014
Service cost	$3.7	$3.8	$3.1
Interest cost	6.0	7.1	7.3
Amortization of net loss	1.9	1.9	—
Amortization of prior service cost	0.2	0.2	—
Expected return on plan assets	(10.0)	(10.8)	(10.5)
Net periodic benefit cost	$1.8	$2.2	$(0.1)

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2016	2015	2014
Service cost	$2.0	$2.9	$3.8
Interest cost	2.1	2.8	7.5
Amortization of net loss	1.6	3.0	1.3
Expected return on plan assets	—	—	(0.2)
Net periodic benefit cost	5.7	8.7	12.4
Net periodic benefit cost reclassified to income from discontinued operations	—	(1.2)	(5.9)
Net periodic benefit cost included in continuing operations	$5.7	$7.5	$6.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The changes in projected benefit obligations and plan assets during the years ended December 31, 2016 and 2015 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2016	2015	2016	2015
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$181.3	$192.5	$102.8	$249.5
Service cost	3.7	3.8	2.0	2.9
Interest cost	6.0	7.1	2.1	2.8
Actuarial loss (gain)	1.5	(10.5)	20.0	(11.0)
Expenses paid	(1.7)	(1.6)	—	—
Benefits paid	(10.2)	(10.0)	(3.4)	(3.4)
Divestitures	—	—	—	(118.7)
Translation and other	—	—	(4.6)	(19.3)
Projected benefit obligation at end of period	$180.6	$181.3	$118.9	$102.8

Change in plan assets
Fair value of plan assets at beginning of period	$130.7	$135.2	$0.9	$5.2
Employer contributions	8.0	7.1	3.5	3.4
Actual return on plan assets	9.3	—	0.3	—
Expenses paid	(1.7)	(1.6)	—	—
Benefits paid	(10.2)	(10.0)	(3.4)	(3.4)
Divestitures	—	—	—	(4.0)
Translation and other	—	—	—	(0.3)
Fair value of plan assets at end of period	$136.1	$130.7	$1.3	$0.9

Net amount recognized	$(44.5)	$(50.6)	$(117.6)	$(101.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2016 and 2015:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Accrued liabilities	$—	$—	$(3.3)	$(3.3)
Accrued pension benefits	(44.5)	(50.6)	(114.3)	(98.6)
Net amount recognized	$(44.5)	$(50.6)	$(117.6)	$(101.9)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial loss	$37.2	$36.8	$46.7	$30.5
Net prior service cost	1.8	2.0	—	—
	$39.0	$38.8	$46.7	$30.5

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(1.9)		$(2.8)
Amortization of net prior service cost	(0.2)		—
	$(2.1)		$(2.8)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$180.6	$181.3	$115.3	$100.7
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	180.6	181.3	117.8	102.9
Aggregate fair value of plan assets	136.1	130.7	1.3	1.0
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	180.6	181.3	115.3	100.4
Aggregate fair value of plan assets	136.1	130.7	1.3	0.7
Projected employer contributions for 2017	1.5		3.2
Plan Assumptions. We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Through the year ended December 31, 2015, we used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. During the fourth quarter of 2015, we updated the method previously used for substantially all of our pension plans. Beginning with our 2016 fiscal year, we used an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in estimate resulted in a decrease in the service cost and interest cost for the year ended December 31, 2016 of approximately $1.5 and $0.6 for the U.S. and non-U.S. pension plans, respectively.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2016	2015	2014
Discount rate	4.0%	4.2%	3.8%

	Non-U.S. Pension Benefits
	As of December 31,
	2016	2015	2014
Discount rate	1.9%	2.6%	2.2%
Rate of compensation increases, if applicable	3.0	3.0	3.0
The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2016	2015	2014
Discount rates	3.4% - 4.2%	3.8%	4.6%
Expected return on plan assets	7.8	8.0	8.0

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2016	2015	2014
Discount rates	2.6%	2.2%	3.9%
Expected return on plan assets	2.8	2.9	3.1
Rate of compensation increase	3.0	3.0	3.0
Plan Assets. The weighted average plan asset allocations at December 31, 2016 and 2015 and the target allocations are as follows:

	Percentage of Plan Assets
	2016	2015	Target Allocation
Cash	2%	1%	—%
Equity	61	62	63
Fixed income	23	23	25
Real estate	13	13	12
Other	1	1	—
Total	100%	100%	100%
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The fair values of the Company’s pension plan assets at December 31, 2016 by asset class are as follows:

	Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$2.7	$2.7	$—	$—
Registered Investment Companies:
Large U.S. Equity	18.1	18.1	—	—
Small / Mid U.S. Equity	5.7	5.7	—	—
International Equity	12.2	12.2	—	—
Other	1.3	—	1.3	—
Total assets in the fair value hierarchy	40.0	$38.7	$1.3	$—
Commingled and Limited Partnership Funds measured at NAV (a):
Hedged Equity	19.3
Core Real Estate	17.7
International Large Cap Equity	12.9
Core Fixed Income	32.0
Small Cap Value Equity	15.5
Total assets	$137.4
(a) In accordance with ASC 820-10, certain investments that were measured at NAV (as defined below) (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.
The fair values of the Company’s pension plan assets at December 31, 2015 by asset class are as follows:

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.3	$1.3	$—	$—
Registered Investment Companies:
Large U.S. Equity	17.3	17.3	—	—
Small / Mid U.S. Equity	7.1	7.1	—	—
International Equity	12.0	12.0	—	—
Other	1.2	—	1.2	—
Total assets in the fair value hierarchy	38.9	$37.7	$1.2	$—
Commingled and Limited Partnership Funds measured at NAV (a):
Hedged Equity	19.9
Core Real Estate	17.9
International Large Cap Equity	13.1
Core Fixed Income	30.1
Small Cap Value Equity	11.9
Total Assets	$131.8
(a) In accordance with ASC 820-10, certain investments that were measured at NAV (as defined below) (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2016 and 2015.

▪
Registered investment companies—These investments are valued at quoted prices from an active market which represents the net asset value of shares at year-end and are categorized within Level 1 of the fair value hierarchy.

▪
Commingled and limited partnership funds—These investments are valued at the net asset value (“NAV”) of units held or ownership interest in partners’ capital at year-end. NAV is determined by dividing the fair value of the fund’s net assets by its units outstanding at the valuation date. Partnership interests are also based on the net asset fair value

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

at the valuation date. We may redeem the commingled fund and limited partnership investments at NAV in the near term. Each of the commingled funds and limited partnership investments are further described below:

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
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits
2017	$11.0	$4.0
2018	10.9	4.8
2019	11.1	4.6
2020	11.5	4.5
2021	11.5	4.9
2022 - 2026	56.1	26.1
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and North America segment employees. We accrue the cost of postretirement benefits within the covered employees’ active service periods.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The financial status of the plans at December 31, 2016 and 2015 is as follows:

	For the years ended December 31,
	2016	2015
Change in benefit obligations
Benefit obligation at beginning of period	$42.5	$50.4
Service cost	0.2	0.2
Interest cost	1.3	1.7
Benefits paid	(5.1)	(5.5)
Employee contributions	0.8	0.8
Medicare subsidies received	0.3	0.2
Actuarial gain	(2.4)	(5.0)
Other	—	(0.3)
Benefit obligation at end of period	$37.6	$42.5

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	4.0	4.5
Employee contributions	0.8	0.8
Medicare subsidies received	0.3	0.2
Benefits paid	(5.1)	(5.5)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(37.6)	$(42.5)
The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued liabilities	$(3.4)	$(3.7)
Accrued postretirement benefits	(34.2)	(38.8)
Net amount recognized	$(37.6)	$(42.5)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial (gain) loss	$(1.7)	$0.5
	$(1.7)	$0.5

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial gain	$0.5
The components of net postretirement benefit expense for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the years ended December 31,
	2016	2015	2014
Service cost	$0.2	$0.2	$0.1
Interest cost	1.3	1.7	1.8
Amortization of net (gain) loss	(0.1)	0.5	(0.4)
Net postretirement benefit expense	$1.4	$2.4	$1.5
Plan Assumptions. We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and are then matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Similar to the changes in the discount rate approach discussed for the pension plans above, beginning with our 2016 fiscal year we have used an approach that discounts

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The change in estimate resulted in a decrease in the service cost and interest cost for the year ended December 31, 2016 of approximately $0.4.
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	For the years ended December 31,
	2016	2015	2014
Discount rates	3.1% - 4.3%	3.6%	4.2%
Discount rate used to determine end of period benefit obligations	3.8%	4.0%	3.6%
Health care cost trend rate assumed for next year	7.8%	7.0%	7.2%
Ultimate trend rate	4.5%	4.5%	4.5%
Year rate reaches ultimate trend rate	2037	2027	2027
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	1.6	(1.4)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2017	$3.6	$3.4
2018	3.5	3.3
2019	3.3	3.1
2020	3.1	3.1
2021	2.9	2.9
2022 - 2026	12.2	12.2
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2016 and 2015 totaled $7.5 and $7.7, respectively, of which $2.2, the estimated payments under these plans for the year ending December 31, 2017, was classified as a current liability at December 31, 2016.
11. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation (the “Board”) approved the Aleris Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of senior management of the Company and other non-employee directors. All stock options granted have a life not to exceed ten years and vest over a period not to exceed four years. New shares of common stock are issued upon stock option exercises from available shares of common stock. The restricted stock units also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of the ownership that results from the event. We recorded stock compensation expense of $7.0, $4.8 and $13.8 during the years ended December 31, 2016, 2015 and 2014, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

A summary of stock option activity for the year ended December 31, 2016 is as follows:

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2016	2,380,616	$23.87		$10.31
Exercised	(205,815)	16.78		8.61
Forfeited	(175,635)	28.74		9.04
Outstanding at December 31, 2016	1,999,166	$24.17	5.1	$10.60
Options vested and expected to vest at December 31, 2016	1,999,166	$24.17	5.1	$10.60
Options exercisable at December 31, 2016	1,600,617	$23.86	4.4	$10.15
The range of exercise prices of options outstanding at December 31, 2016 was $16.78 - $38.45.
Because the Company does not have historical stock option exercise experience, excluding former option holders that have terminated employment, which would provide a reasonable basis upon which to estimate the expected life of the stock options granted during the years ended December 31, 2015 and 2014, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC SAB No. 107, and the continued acceptance of the simplified method indicated in SEC SAB No. 110.
At December 31, 2016, there was $2.7 of unrecognized compensation expense related to the stock options and restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.3 years.
The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2015 and 2014. There were no stock options granted during the year ended December 31, 2016.

	For the years ended December 31,
	2015	2014
Weighted average expected option life in years	6.0	6.0
Weighted average grant date fair value	$10.54	$14.29
Risk-free interest rate	1.5% - 1.6%	2.0%
Equity volatility factor	45% - 50%	55%
Dividend yield	—%	—%
Intrinsic value of options exercised	$4.4	$0.1
A summary of restricted stock units activity for the year ended December 31, 2016 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units	Shares	fair value
Outstanding at January 1, 2016	250,142	$25.97
Granted	34,173	23.70
Vested	(103,985)	25.88
Forfeited	(10,794)	24.74
Outstanding at December 31, 2016	169,536	$25.64
The fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $2.7, $3.1 and $2.9, respectively. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $23.70, $23.70 and $27.17, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2016, no cash collateral was posted, and at December 31, 2015, $5.2 of cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2016 and 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of December 31,
	2016		2015
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$8.9	$(12.3)	$5.4	$(28.4)
Energy	0.7	—	0.1	(0.3)
Currency	—	(2.3)	—	(0.8)
Total	9.6	(14.6)	5.5	(29.5)
Effect of counterparty netting	(6.6)	6.6	(5.4)	5.4
Effect of cash collateral	—	—	—	5.2
Net derivatives as classified in the balance sheet	$3.0	$(8.0)	$0.1	$(18.9)
The fair value of our derivative financial instruments at December 31, 2016 and 2015 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2016	2015
Metal	Prepaid expenses and other current assets	$2.3	$—
	Other long-term assets	—	0.1
Energy	Prepaid expenses and other current assets	0.7	—
Total		$3.0	$0.1

		December 31,
Liability Derivatives	Balance Sheet Location	2016	2015
Metal	Accrued liabilities	$5.1	$16.6
	Other long-term liabilities	0.6	1.3
Energy	Accrued liabilities	—	0.2
Currency	Accrued liabilities	1.8	0.7
	Other long-term liabilities	0.5	0.1
Total		$8.0	$18.9
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses on derivative financial instruments” in the Consolidated Statements of Operations. Realized losses (gains) on derivative financial instruments totaled the following during the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
Metal	$30.0	$(26.0)	$17.6
Energy	0.2	3.5	(1.1)
Currency	0.8	0.4	—
Total realized losses (gains)	31.0	(22.1)	16.5
Realized losses reclassified to income from discontinued operations	—	1.1	0.3
Realized losses (gains) of continuing operations	$31.0	$(23.2)	$16.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2016, we had 0.1 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively. As of December 31, 2015, we had 0.2 million metric tons of metal buy and sell derivative contracts.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2016 and 2015, we had 2.1 trillion and 4.2 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2016 and December 31, 2015, we had no diesel swap contracts.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of December 31, 2016 and 2015, we had euro forward contracts covering a notional amount of €34.6 and €18.9, respectively.
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
(dollars in millions, except share and per share data)

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2016 and 2015, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at December 31, 2016 and 2015 are as follows:

	December 31,
	2016			2015
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$55.6	$55.6	Level 1	$62.2	$62.2	Level 1
Receivables held in escrow	17.0	20.6	Level 2	25.1	25.1	Level 2
2015 ABL Facility	255.3	255.3	Level 2	—	—	Level 2
Exchangeable Notes	44.4	81.4	Level 3	44.3	63.3	Level 3
7 5/8% Senior Notes	—	—	Level 1	430.8	362.1	Level 1
7 7/8% Senior Notes	435.5	441.7	Level 1	434.3	336.7	Level 1
9 ½ % Senior Secured Notes	538.4	594.0	Level 1	—	—	N/A
Zhenjiang Term Loans	164.5	165.0	Level 3	178.3	179.0	Level 3
Zhenjiang Revolver	22.0	22.1	Level 3	25.5	25.6	Level 3
The receivables held in escrow include shares of Real Industry Inc.’s Series B non-participating preferred stock (the “Real Industry Shares”) issued to the Company in connection with the 2015 sale of our former recycling and specification alloys businesses and which have been held in escrow to secure our indemnification obligations under the sale agreement (as discussed further in Note 17, “Discontinued Operations”). The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the 2015 ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.6% and expected equity volatility of 45%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 5/8% Senior Notes, the 7 7/8% Senior Notes and the 9 ½% Senior Secured Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
13. INCOME TAXES
The (loss) income before income taxes was as follows:

	For the years ended December 31,
	2016	2015	2014
U.S.	$(145.3)	$(126.2)	$(133.3)
International	113.0	31.2	57.6
Loss from continuing operations before income taxes	(32.3)	(95.0)	(75.7)
(Loss) income from discontinued operations before income taxes	(3.3)	203.3	36.2
Total (loss) income before income taxes	$(35.6)	$108.3	$(39.5)
The provision for (benefit from) income taxes, which reflects the application of the intraperiod tax allocation requirements of ASC 740-20, “Intraperiod Tax Allocation,” was as follows:

	For the years ended December 31,
	2016	2015	2014
Current:
Federal	$(0.1)	$—	$(0.3)
State	0.3	0.1	—
International	18.3	21.5	8.4
	18.5	21.6	8.1
Deferred:
Federal	0.2	(39.3)	(32.0)
State	0.1	(2.4)	(3.0)
International	21.2	(2.6)	(102.6)
	21.5	(44.3)	(137.6)
Provision for (benefit from) income taxes of continuing operations	40.0	(22.7)	(129.5)
Provision for income taxes of discontinued operations	—	82.2	2.0
Total provision for (benefit from) income taxes	$40.0	$59.5	$(127.5)
The income tax benefit of continuing operations, computed by applying the federal statutory tax rate to the loss from continuing operations before income taxes, differed from the provision for (benefit from) income taxes of continuing operations as follows:

	For the years ended December 31,
	2016	2015	2014
Income tax benefit at the federal statutory rate	$(11.3)	$(33.2)	$(26.5)
Foreign income tax rate differential and permanent differences, net	(3.0)	39.2	(24.3)
State income taxes, net	(2.8)	(0.4)	(0.7)
Permanent differences, net	0.8	—	0.9
Tax on deemed dividend of foreign earnings, net of foreign tax credit	28.5	6.0	(1.3)
Change in uncertain tax position	0.2	0.1	0.1
Change in valuation allowance	28.8	(34.3)	(89.2)
Effect of intraperiod tax allocation	—	—	11.2
Other, net	(1.2)	(0.1)	0.3
Provision for (benefit from) income taxes of continuing operations	$40.0	$(22.7)	$(129.5)
The favorable foreign income tax rate differential in 2016 resulted primarily from notional interest deductions of certain foreign entities and the mix of income and tax rates in non-U.S. tax jurisdictions. The unfavorable foreign income tax rate differential in 2015 resulted primarily from the elimination of deferred tax assets resulting from the merger of two entities. The favorable foreign income tax rate differential in 2014 resulted primarily from notional interest deductions of certain foreign entities and the establishment of a deferred tax asset for the difference between outside book and tax basis on foreign subsidiaries held for sale.
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
Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2016	2015
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$60.8	$36.9
Undistributed foreign earnings	11.1	6.0
Other	7.0	4.7
Total deferred tax liabilities	78.9	47.6
Deferred Tax Assets
Net operating loss carryforwards	235.0	196.6
Property, plant and equipment and intangible assets	57.0	56.9
Deferred revenue	7.9	7.8
Accrued pension benefits	38.4	35.8
Accrued liabilities	23.6	22.1
Other	47.4	57.0
	409.3	376.2
Valuation allowance	(244.9)	(218.5)
Total deferred tax assets	164.4	157.7
Net deferred tax assets	$85.5	$110.1
At December 31, 2016 and 2015, we had valuation allowances recorded against deferred tax assets of continuing operations of $244.9 and $218.5, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2016 and 2015 valuation allowances, $72.7 and $68.9, respectively, relate primarily to net operating losses and future tax deductions for pension benefits in non-U.S. tax jurisdictions, $154.5 and $135.0, respectively, relate primarily to the U.S. federal effects of net operating losses and amortization and $17.7 and $14.6, respectively, relate primarily to the state effects of net operating losses and amortization. The net increase in the valuation allowance is primarily attributable to increases in the tax net operating losses in the U.S. that have valuation allowances against their net deferred tax assets. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in the valuation allowances:

	For the years ended December 31,
	2016	2015	2014
Balance at beginning of the period	$218.5	$271.8	$533.9
Additions (reversals) recorded in the provision for (benefit from) income taxes	30.3	(40.6)	(234.4)
Accumulated other comprehensive (loss) income	(0.5)	(2.9)	15.6
Currency translation	(3.4)	(9.8)	(43.3)
Balance at end of the period	244.9	218.5	271.8
Balance at end of the period included within discontinued operations	—	—	(9.5)
Balance related to continuing operations	$244.9	$218.5	$262.3
The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will recognize a tax benefit from $4.9 of stock-based compensation expense in additional paid-in capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized.
At December 31, 2016, we had approximately $390.6 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $216.4 can be carried forward indefinitely. The non-U.S. net operating loss carryforwards began to expire in 2016. In addition, we had $46.6 of unused capital loss carryforwards associated with non-U.S. tax

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

jurisdictions, which can be carried forward indefinitely but can only offset against capital gains. At December 31, 2016, the U.S. federal net operating loss carryforward was $286.8. The tax benefits associated with state net operating loss carryforwards at December 31, 2016 were $11.3.
If the Merger discussed in Note 20, “Acquisition of Aleris Corporation,” is consummated there would be an annual limitation on the amount of U.S. carryforwards that can be utilized.
At December 31, 2016 we had $44.3 of undistributed earnings in our non-U.S. investments. The U.S. entities may temporarily borrow from the non-U.S. entities during 2017, which would result in a $31.7 deemed distribution, for which a corresponding $11.1 deferred tax liability was recorded in 2016. All undistributed earnings in excess of this temporary borrowing are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.
The following table summarizes the change in uncertain tax positions, all of which are recorded in continuing operations:

	For the years ended December 31,
	2016	2015	2014
Balance at beginning of the period	$2.4	$2.7	$2.8
Additions for tax positions of prior years	0.1	—	0.5
Reductions for tax positions of prior years	—	(0.3)	(0.5)
Settlements	—	—	(0.1)
Balance at end of period	$2.5	$2.4	$2.7
The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations. Interest of $0.4 was accrued on the uncertain tax positions as of December 31, 2016 and 2015. Total interest of $0.2, $0.1 and $0.2 was recognized as part of the provision for (benefit from) income taxes for the years ended December 31, 2016, 2015 and 2014, respectively. Accrued penalties are not significant.
The 2009 through 2015 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within three months of the reporting date.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease various types of equipment and property, primarily office space at various locations and the equipment used in our operations. The future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year, which may also contain renewal options, as of December 31, 2016, are as follows:

	2017	2018	2019	2020	2021	Thereafter
Operating leases	$3.0	$2.0	$1.5	$1.3	$1.2	$3.2
Rental expense for the years ended December 31, 2016, 2015 and 2014 was $9.9, $10.3 and $15.1, respectively. Of these amounts, $0.9 and $6.1 have been included within “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.
Purchase Obligations
Our non-cancellable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2016, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the amounts shown below. As of December 31, 2016, amounts due under long-term non-cancellable purchase obligations are as follows:

	2017	2018	2019	2020	2021	Thereafter
Purchase obligations	$252.1	$180.2	$153.0	$27.0	$10.6	$24.9
Amounts purchased under long-term purchase obligations during the years ended December 31, 2016, 2015 and 2014 approximated previously projected amounts.
Employees
Approximately 63% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements.
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
The changes in our accruals for environmental liabilities are as follows:

	For the years ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$26.2	$46.7	$35.3
Revisions and liabilities incurred	(0.3)	4.0	2.2
Liabilities acquired	—	—	12.0
Payments	(2.0)	(2.3)	(1.9)
Divestitures	—	(21.7)	—
Translation and other charges	(0.1)	(0.5)	(0.9)
Balance at the end of the period	23.8	26.2	46.7
Balance reclassified to liabilities of discontinued operations	—	—	(22.3)
Balance related to continuing operations	$23.8	$26.2	$24.4
Our reserves for environmental remediation liabilities have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet, of which $11.5 and $12.8, respectively, are subject to indemnification by third parties at December 31, 2016 and December 31, 2015. These amounts are in addition to our asset retirement obligations discussed in Note 8, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

developed or advanced in order to make such a determination. While we cannot estimate the loss or range of loss at this time, we do not believe that the outcome of any of these existing proceedings would be material to our financial position, results of operations or cash flows.
15. SEGMENT AND GEOGRAPHIC INFORMATION
Our operating structure provides the appropriate focus on our global rolled products end-uses, including aerospace, automotive, building and construction, and commercial and defense plate and heat exchangers, as well as on our regionally-based products and customers. We report three operating segments, each of which is considered a reportable segment. The reportable segments are based on the organizational structure that is used by our chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. Our operating segments are North America, Europe and Asia Pacific.
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
The Zhenjiang rolling mill commenced operations in the first quarter of 2013 and achieved Nadcap certification, an industry standard for the production of aerospace aluminum, in 2014. Since then, the Zhenjiang rolling mill has received qualifications from several industry-leading aircraft manufacturers, including Airbus, Boeing, Bombardier and COMAC. The mill continued to incur start-up costs through December 31, 2014 as we increased volume to full production and obtained qualifications from our aerospace customers. These start-up costs represent operating losses incurred while the mill was ramping up production, as well as expenses associated with obtaining certifications. For the year ended December 31, 2014, substantially all of Aleris Zhenjiang’s operating losses were categorized as start-up costs and excluded from Segment Income as defined below.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

market value. Consolidated cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Reportable Segment Information
The following table shows our revenues, segment income and other financial information for each of our reportable segments:

	North		Asia	Intra-entity
	America	Europe	Pacific	Revenues	Total
Year Ended December 31, 2016
Revenues to external customers	$1,363.5	$1,206.0	$94.4		$2,663.9
Intra-entity revenues	1.6	16.6	6.1	$(24.3)	—
Total revenues	1,365.1	1,222.6	100.5	(24.3)	2,663.9
Segment income	86.1	149.4	10.8		246.3
Segment assets	1,180.2	645.3	358.6		2,184.1
Payments for property, plant and equipment	299.9	46.2	8.2		354.3
Year Ended December 31, 2015
Revenues to external customers	$1,531.8	$1,296.0	$90.0		$2,917.8
Intra-entity revenues	1.0	39.3	6.4	$(46.7)	—
Total revenues	1,532.8	1,335.3	96.4	(46.7)	2,917.8
Segment income	107.9	131.8	—		239.7
Segment assets	882.4	632.8	395.9		1,911.1
Payments for property, plant and equipment	246.3	34.4	12.4		293.1
Year Ended December 31, 2014
Revenues to external customers	$1,558.0	$1,279.6	$44.8		$2,882.4
Intra-entity revenues	3.8	122.8	7.9	$(134.5)	—
Total revenues	1,561.8	1,402.4	52.7	(134.5)	2,882.4
Segment income	94.6	147.6	—		242.2
Payments for property, plant and equipment	62.4	34.9	17.8		115.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	For the years ended December 31,
	2016	2015	2014
Profits
Total segment income	$246.3	$239.7	$242.2
Unallocated amounts:
Depreciation and amortization	(104.9)	(123.8)	(123.2)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(51.8)	(48.4)	(77.8)
Restructuring charges	(1.5)	(10.3)	(2.8)
Interest expense, net	(82.5)	(94.1)	(107.4)
Unallocated gains (losses) on derivative financial instruments	19.1	(30.2)	5.4
Unallocated currency exchange (losses) gains	(0.5)	1.2	12.6
Start-up costs	(46.0)	(21.1)	(24.5)
Loss on extinguishment of debt	(12.6)	(2.0)	—
Other income (expense), net	2.1	(6.0)	(0.2)
Loss from continuing operations before income taxes	$(32.3)	$(95.0)	$(75.7)

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$354.3	$293.1	$115.1
Other payments for property, plant and equipment	3.8	20.5	49.7
Total consolidated payments for property, plant and equipment	$358.1	$313.6	$164.8

Assets
Total assets for reportable segments	$2,184.1	$1,911.1
Unallocated assets	205.8	249.4
Total consolidated assets	$2,389.9	$2,160.5
Geographic Information of Continuing Operations
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived tangible assets (net of accumulated depreciation and amortization):

	For the years ended December 31,
	2016	2015	2014
Revenues
United States	$1,324.8	$1,499.2	$1,489.6
International:
Asia	184.3	204.0	200.8
Germany	433.6	479.4	445.0
Other Europe	548.5	546.1	536.9
Mexico, Canada and South America	148.5	168.4	192.2
Other	24.2	20.7	17.9
Total international revenues	1,339.1	1,418.6	1,392.8
Consolidated revenues	$2,663.9	$2,917.8	$2,882.4

	December 31,
	2016	2015
Long-lived tangible assets
United States	$822.6	$586.5
International:
Asia	274.1	307.7
Europe	249.3	244.5
Total international	523.4	552.2
Consolidated total	$1,346.0	$1,138.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, which are items that change equity during the reporting period, but are not included in earnings:

		Currency	Pension and other
	Total	translation	postretirement
Balance at January 1, 2014	$13.8	$45.8	$(32.0)
Current year currency translation adjustments	(82.5)	(93.0)	10.5
Recognition of net actuarial losses	(109.0)	—	(109.0)
Amortization of net actuarial losses and prior service cost	(0.9)	—	(0.9)
Deferred tax expense on pension and other postretirement liability adjustments	17.7	—	17.7
Balance at December 31, 2014	(160.9)	(47.2)	(113.7)
Current year currency translation adjustments	(80.3)	(87.9)	7.6
Reclassification into earnings due to the sale of businesses	45.2	16.4	28.8
Recognition of net actuarial gains	15.9	—	15.9
Amortization of net actuarial losses and prior service cost	5.7	—	5.7
Deferred tax benefit on pension and other postretirement liability adjustments	(8.3)	—	(8.3)
Balance at December 31, 2015	(182.7)	(118.7)	(64.0)
Current year currency translation adjustments	(29.7)	(32.2)	2.5
Recognition of net actuarial losses	(19.7)	—	(19.7)
Amortization of net actuarial losses and prior service cost	3.6	—	3.6
Deferred tax expense on pension and other postretirement liability adjustments	5.0	—	5.0
Balance at December 31, 2016	$(223.5)	$(150.9)	$(72.6)
A summary of reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2016 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service cost, before tax	$(3.6)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.5
Losses reclassified into earnings, net of tax	$(3.1)

(a)
This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 10, “Employee Benefit Plans,” for additional detail).

17. DISCONTINUED OPERATIONS
On February 27, 2015, we finalized the sale of our North American and European recycling and specification alloys businesses to Real Industry, Inc. (formerly known as Signature Group Holdings, Inc.) and certain of its affiliates. In addition, on March 1, 2015, we finalized the sale of our extrusions business to Sankyo Tateyama (“Sankyo”), a Japanese building products and extrusions manufacturer. The operations of the recycling and specification alloys and the extrusions businesses were reported as discontinued operations in the Consolidated Statements of Operations.
The following table reconciles the major line items constituting “(Loss) income from discontinued operations, net of tax” presented in the Consolidated Statements of Operations:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the years ended December 31,
	2016	2015	2014
Revenues	$—	$287.7	$1,833.5
Cost of sales	—	267.8	1,718.8
Selling, general and administrative expenses	—	8.7	57.0
Loss recognized on classification as held for sale	—	—	11.2
Other operating (income) expense, net	—	(0.4)	9.7
Operating income from discontinued operations	—	11.6	36.8
Net (loss) gain on sale of discontinued operations	(3.3)	191.7	—
Other expense, net	—	—	0.6
(Loss) income from discontinued operations before income taxes	(3.3)	203.3	36.2
Provision for income taxes	—	82.2	2.0
(Loss) income from discontinued operations, net of tax	$(3.3)	$121.1	$34.2
The following table provides the depreciation, capital expenditures and significant operating noncash items of the discontinued operations that are included in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2016	2015	2014
Depreciation	$—	$—	$34.4
Payments for property, plant and equipment	—	15.5	(43.4)
Loss recognized on classification as held for sale	—	—	11.2
Net (loss) gain on sale of discontinued operations	(3.3)	191.7	—
Provision for deferred income taxes	—	78.8	5.6
We have entered into contractual arrangements with the disposed entities for the purchase and sale of products in the normal course of business. During the year ended December 31, 2016 and for the period subsequent to the sales transactions through December 31, 2015, respectively, we have recorded sales to the disposed entities of $46.1 and $69.8 and purchases from the disposed entities of $22.8 and $21.8. Such transactions will continue as long as commercially beneficial to the parties involved.
In addition, transition services agreements were entered into with each of the disposed entities upon the completion of the transactions. Under these agreements, we continued to provide support services such as information technology, human resources, accounting and other services to the disposed entities. The majority of these service arrangements were discontinued in the second quarter of 2016. During the year ended December 31, 2016 and for the period subsequent to the sales transactions through December 31, 2015, respectively, we invoiced $3.9 and $10.8 to the disposed entities under the transition services agreements. This amount is reflected as a reduction of expense in the Consolidated Statements of Operations.
Pursuant to the agreement for the sale of our North American and European recycling and specification alloys businesses, we agreed to indemnify the buyer for certain potential future damages. To secure any potential indemnification obligations, 25,000 of the Real Industry Shares and $5.0 of cash, which we received as partial consideration for the sale, were placed in escrow. During the third quarter of 2016, we received notice of claims related to an indemnified environmental matter for which we recorded an incremental loss on sale of $4.6 related to our estimate of the probable costs related to the indemnification obligation (representing the carrying value of the Real Industry Shares which will be used to resolve this indemnification liability pursuant to the terms of the purchase and sale agreement). During the fourth quarter of 2016, we received the cash out of escrow.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

18. SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows:

	For the years ended December 31,
	2016	2015	2014
Cash payments for:
Interest	$100.9	$95.8	$100.5
Income taxes	29.5	4.9	9.2
Non-cash financing activity associated with lease contracts	3.6	4.1	4.9
19. STOCKHOLDERS’ EQUITY
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding common shares
Balance at January 1, 2014	31,229,064
Issuance associated with options exercised	3,434
Issuance associated with vested restricted stock units	47,808
Issuance upon conversion of Exchangeable Notes	1,207
Balance at December 31, 2014	31,281,513
Issuance associated with options exercised	101,976
Issuance associated with vested restricted stock units	80,781
Issuance upon conversion of Aleris International preferred stock to common stock	304,549
Balance at December 31, 2015	31,768,819
Issuance associated with options exercised	60,094
Issuance associated with vested restricted stock units	74,542
Issuance upon conversion of Exchangeable Notes	795
Balance at December 31, 2016	31,904,250
20. ACQUISITION OF ALERIS CORPORATION
On August 29, 2016, we entered into a definitive agreement to be acquired by Zhongwang USA LLC (“Zhongwang USA”) (the “Merger”). Under the terms of the definitive agreement, Zhongwang USA has agreed to pay approximately $1,110.0 in cash, subject to adjustment, for the equity of Aleris Corporation and will assume certain of the Company’s outstanding indebtedness. The Merger was unanimously approved by the Board of Directors of Aleris Corporation and is targeted to close in the first quarter of 2017, subject to customary regulatory approvals and closing conditions. The Merger is not subject to a financing condition. There can be no assurance that the Merger will be consummated at all or that it will close in the first quarter of 2017.
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the 7 7/8% Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 7 7/8% Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 7 7/8% Senior Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the 9 ½% Senior Secured Notes. The condensed consolidating balance sheets are presented as of December 31, 2016 and 2015. The condensed consolidating statements of comprehensive (loss) income and cash flows are presented for the years ended December 31, 2016, 2015 and 2014.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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

	As of December 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$5.5	$—	$53.3	$(3.2)	$55.6
Accounts receivable, net	—	—	81.0	137.7	—	218.7
Inventories	—	—	240.8	298.1	—	538.9
Prepaid expenses and other current assets	—	—	15.2	18.2	—	33.4
Intercompany receivables	—	897.9	296.5	164.2	(1,358.6)	—
Total Current Assets	—	903.4	633.5	671.5	(1,361.8)	846.6
Property, plant and equipment, net	—	—	819.1	526.9	—	1,346.0
Intangible assets, net	—	—	20.9	15.9	—	36.8
Deferred income taxes	—	—	—	88.3	—	88.3
Other long-term assets	—	10.8	6.1	55.3	—	72.2
Investments in subsidiaries	217.6	1,089.6	2.8	—	(1,310.0)	—
Total Assets	$217.6	$2,003.8	$1,482.4	$1,357.9	$(2,671.8)	$2,389.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$1.8	$126.1	$121.9	$(3.2)	$246.6
Accrued liabilities	—	19.8	109.3	72.3	—	201.4
Current portion of long-term debt	—	—	0.5	27.2	—	27.7
Intercompany payables	1.0	616.2	719.6	21.8	(1,358.6)	—
Total Current Liabilities	1.0	637.8	955.5	243.2	(1,361.8)	475.7
Long-term debt	—	1,148.4	0.6	289.5	—	1,438.5
Deferred income taxes	—	—	0.2	2.6	—	2.8
Accrued pension benefits	—	—	44.1	114.3	—	158.4
Accrued postretirement benefits	—	—	34.2	—	—	34.2
Other long-term liabilities	—	—	36.5	27.2	—	63.7
Total Long-Term Liabilities	—	1,148.4	115.6	433.6	—	1,697.6
Total Aleris Corporation Equity	216.6	217.6	411.3	681.1	(1,310.0)	216.6
Total Liabilities and Equity	$217.6	$2,003.8	$1,482.4	$1,357.9	$(2,671.8)	$2,389.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,364.8	$1,316.8	$(17.7)	$2,663.9
Cost of sales	—	—	1,276.1	1,117.6	(17.7)	2,376.0
Gross profit	—	—	88.7	199.2	—	287.9
Selling, general and administrative expenses	—	2.0	135.9	80.6	—	218.5
Restructuring charges	—	—	0.4	1.1	—	1.5
Losses on derivative financial instruments	—	—	1.6	10.5	—	12.1
Other operating expense, net	—	—	3.3	0.6	—	3.9
Operating (loss) income	—	(2.0)	(52.5)	106.4	—	51.9
Interest expense, net	—	—	51.5	31.0	—	82.5
Other expense (income), net	—	8.2	13.0	(19.5)	—	1.7
Equity in net loss (earnings) of affiliates	75.6	60.5	(0.8)	—	(135.3)	—
(Loss) income before income taxes	(75.6)	(70.7)	(116.2)	94.9	135.3	(32.3)
Provision for income taxes	—	0.3	—	39.7	—	40.0
(Loss) income from continuing operations	(75.6)	(71.0)	(116.2)	55.2	135.3	(72.3)
(Loss) income from discontinued operations, net of tax	—	(4.6)	—	1.3	—	(3.3)
Net (loss) income	(75.6)	(75.6)	(116.2)	56.5	135.3	(75.6)

Comprehensive (loss) income	$(116.4)	$(116.4)	$(114.2)	$13.8	$216.8	$(116.4)

	For the year ended December 31, 2015
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,530.7	$1,410.3	$(23.2)	$2,917.8
Cost of sales	—	—	1,449.2	1,276.9	(23.2)	2,702.9
Gross profit	—	—	81.5	133.4	—	214.9
Selling, general and administrative expenses	—	3.8	103.4	96.3	—	203.5
Restructuring charges	—	—	5.0	5.3	—	10.3
(Gains) losses on derivative financial instruments	—	—	(2.4)	9.3	—	6.9
Other operating expense, net	—	—	1.7	0.8	—	2.5
Operating (loss) income	—	(3.8)	(26.2)	21.7	—	(8.3)
Interest expense, net	—	—	55.7	38.4	—	94.1
Other expense (income), net	—	1.6	(4.3)	(4.7)	—	(7.4)
Equity in net (earnings) loss of affiliates	(48.7)	123.0	(1.8)	—	(72.5)	—
Income (loss) before income taxes	48.7	(128.4)	(75.8)	(12.0)	72.5	(95.0)
(Benefit from) provision for income taxes	—	—	(41.7)	19.0	—	(22.7)
Income (loss) from continuing operations	48.7	(128.4)	(34.1)	(31.0)	72.5	(72.3)
Income (loss) from discontinued operations, net of tax	—	177.1	(95.6)	39.6	—	121.1
Net income (loss)	48.7	48.7	(129.7)	8.6	72.5	48.8
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Aleris Corporation	$48.7	$48.7	$(129.7)	$8.5	$72.5	$48.7

Comprehensive income (loss)	$26.9	$26.9	$(128.6)	$(14.2)	$116.0	$27.0
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Aleris Corporation	$26.9	$26.9	$(128.6)	$(14.3)	$116.0	$26.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.7	$(340.2)	$285.3	$70.4	$(4.2)	$12.0
Investing activities
Payments for property, plant and equipment	—	—	(301.8)	(56.3)	—	(358.1)
Proceeds from the sale of businesses	—	5.0	—	—	—	5.0
Disbursements of intercompany loans	—	—	—	(135.0)	135.0	—
Equity contributions in subsidiaries	—	(16.4)	—	—	16.4	—
Return of investments in subsidiaries	—	—	1.8	—	(1.8)	—
Other	—	—	(1.7)	0.2	—	(1.5)
Net cash used by investing activities	—	(11.4)	(301.7)	(191.1)	149.6	(354.6)
Financing activities
Proceeds from revolving credit facilities	—	235.0	—	125.4	—	360.4
Payments on revolving credit facilities	—	(105.0)	—	(2.0)	—	(107.0)
Proceeds from senior secured notes, net of discount	—	540.4	—	—	—	540.4
Payments on senior notes, including premiums	—	(443.8)	—		—	(443.8)
Payments on other long-term debt	—	(0.5)	(0.6)	(6.2)	—	(7.3)
Debt issuance costs		(4.0)	—	—	—	(4.0)
Proceeds from intercompany loans	—	135.0		—	(135.0)	—
Proceeds from intercompany equity contributions	—	—	16.4	—	(16.4)	—
Dividends paid	—	—	(0.3)	(2.5)	2.8	—
Other	(0.7)	—	0.9	(0.8)	—	(0.6)
Net cash (used) provided by financing activities	(0.7)	357.1	16.4	113.9	(148.6)	338.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	5.5	—	(8.9)	(3.2)	(6.6)
Cash and cash equivalents at beginning of period	—	—	—	62.2	—	62.2
Cash and cash equivalents at end of period	—	5.5	—	53.3	(3.2)	55.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

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
(dollars in millions, except share and per share data)

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Sean M. Stack	50	Chairman and Chief Executive Officer
Eric M. Rychel	43	Executive Vice President, Chief Financial Officer and Treasurer
Jacobus A.J. Govers	49	Executive Vice President, President of Europe and Global Markets
Christopher R. Clegg	59	Executive Vice President, General Counsel and Secretary
Tamara S. Polmanteer	51	Executive Vice President, Chief Human Resources Officer
Brook D. Hinchman	34	Director
Brian K. Laibow	39	Director
Matthew R. Michelini	35	Director
Donald T. Misheff	60	Director
Robert O’Leary	46	Director
Emily Stephens	41	Director
Lawrence W. Stranghoener	62	Director
Kaj Vazales	38	Director
G. Richard Wagoner, Jr.	64	Director
The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.
Sean M. Stack - Mr. Stack currently serves as Chairman and Chief Executive Officer. He was appointed Chairman of the Board in December 2016. He was appointed President and Chief Executive Officer in July 2015. He was previously Executive Vice President and Chief Executive Officer, Rolled Products North America where he was responsible for all business and operational activities with respect to our Rolled Products North American business. Prior to that, he served as Executive Vice President and Chief Financial Officer from February 2009 through March 2014. He joined Commonwealth in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe. Mr. Stack currently serves on the board of the Aluminum Association.
Mr. Stack has extensive operational, financial and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry associations provide an in-depth understanding of the aluminum industry generally and unparalled experience with the Company’s operations and corporate transactions.

Eric M. Rychel - Mr. Rychel currently serves as Executive Vice President, Chief Financial Officer and Treasurer. From April 2014 through December 2014 he served as Senior Vice President and Chief Financial Officer. He joined Aleris in 2012 and previously served as Vice President and Treasurer with responsibility for treasury, strategy, corporate development and investor relations. Mr. Rychel was a managing director in the Industrials Group at Barclays Capital, Inc., where he ran its Metals industry banking effort as the global head of Steel and Metals corporate finance coverage. Prior to that, Mr. Rychel was a managing director at Deutsche Bank Securities, Inc., from 1998 to 2009, where he ran the Metals industry investment banking effort. Mr. Rychel began his career as an analyst at LSG Advisors, an M&A boutique and predecessor to SG Cowen. Mr. Rychel currently serves a member of the board of directors of Cliff Natural Resources Inc.
Jacobus A. J. Govers - Mr. Govers serves as Executive Vice President, President of Europe and Global Markets. In this role, Mr. Govers oversees all aspects of the European business as well as the company’s global automotive and aerospace strategy. Prior to joining the Company in June 2016, Mr. Govers served as General Manager, Global Forms for SABIC, one of the world’s leading petrochemical producers. In this capacity, he was leading a global business team focused on serving and innovating with customers in the automotive, aerospace and consumer electronics markets. He also previously served as general manager of SABIC’s global sheet and film business, which duties included, in part, management board oversight for the Europe region for SABIC Innovative Plastics. Mr. Govers became part of the SABIC team following the company’s acquisition of GE Plastics in 2007. Previously, he spent 15 years at General Electric, holding various leadership positions in operations, business development, sales and marketing across GE Plastics, GE Capital, and GE Corporate. Mr. Govers holds a Master of Science degree in Mechanical Engineering from the University of Technology in Delft, the Netherlands and graduated as a Navy officer from the Royal Navy Institute in Den Helder, the Netherlands.
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
Tamara S. Polmanteer - Ms. Polmanteer currently serves as Executive Vice President and Chief Human Resources Officer. Prior to joining the Company in April 2016, she led human resources strategy and operations at Daymon Worldwide where she spent five years successfully leading the HR team through necessary restructuring efforts to ensure the organization was positioned for continued growth. Ms. Polmanteer earlier spent 17 years at the Kellogg Company where she was Vice President, Human Resources, International and Corporate Functions among other leadership roles. In addition, she was the Executive Sponsor for the Women of Kellogg’s Employee Resource Group for several years. She holds a bachelor’s degree in Business Management from Nazareth College in Kalamazoo, Michigan.
Brook D. Hinchman - Mr. Hinchman has served as a Director since December 2015. He was appointed by the Oaktree Funds. He is an investment professional in Oaktree’s Distressed Debt group, where he serves as a senior vice president. Prior to joining Oaktree in 2010, Mr. Hinchman spent four years at Goldman, Sachs & Co., most recently in the Merchant Banking Division. Mr. Hinchman serves on the board of directors of Genesis Capital and Teleios. Mr. Hinchman received a BBA degree in Finance from the Tippie College of Business at the University of Iowa.
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
Donald T. Misheff - Mr. Misheff has served as a Director since December 2013. Mr. Misheff retired in 2011 as managing partner of the Northeast Ohio offices of Ernst & Young LLP, a public accounting firm, where he specialized in accounting/financial reporting for income taxes, purchase accounting, and mergers and acquisitions. Mr. Misheff is a member of FirstEnergy Corp’s board of directors (chairing the audit committee and serving as a member of the compensation committee, and previously serving on the nuclear, finance, and governance committees), The Timken Steel Company’s board of directors (chairing the audit committee and serving on the nominating and governance committee) since July 2014 and Trinseo S.A.’s board of directors (serving on the audit and governance committees) since February 2015. He is also a member of the board of privately owned Asurint, chairman of Buckeye West LLC (d/b/a SunRidge Canyon Golf Club). He has previously served on numerous non-profit boards including Cuyahoga Community College, Ashland University, Team NEO, the Greater Akron Chamber and the United Way.
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
Lawrence W. Stranghoener - Mr. Stranghoener has served as a Director since January 2011. Prior to his retirement in January 2015, Mr. Stranghoener served in various roles at The Mosaic Company, a public global crop nutrition company. He was executive vice president, strategy and business development from August 2014 until January 2015. He was interim chief executive officer from June 2014 through August 2014 and executive vice president and chief financial officer from September 2004 until June 2014. Previously, he had been executive vice president and chief financial officer for Thrivent Financial. From 1983 to 2000, he held various positions in finance at Honeywell, including vice president and chief financial officer from 1997 to 1999. He also serves as chairman of the board of directors for Kennametal Inc., a public company, and as chairman of the board of trustees for Goldman Sachs Closed End Funds and Exchange Traded Funds.
Mr. Stranghoener has extensive corporate finance experience, including 15 years of experience as a chief financial officer at several different companies with full responsibility and accountability for all finance, accounting, tax and related functions. Mr. Stranghoener serves as the Chair of the Board’s Audit Committee and a member of the Board’s Compensation Committee.
Kaj Vazales - Mr. Vazales has served as a Director since November 2016. Mr. Vazales serves as a Managing Director in the Distressed Debt group of Oaktree. He has been a member of the Distressed Debt group since joining Oaktree in 2007. Prior to joining Oaktree, Mr. Vazales served as an analyst in the Financial Restructuring group at Houlihan Lokey. In addition, Mr. Vazales currently serves on the board of directors of International Market Centers (currently serving on the compensation committee and previously having served on the audit committee) and Pulse Electronics (currently serving on the compensation and audit committees). He previously served as a director of Studio City/New Cotai (May 2015 - September 2016). Mr. Vazales received an AB degree in economics from Harvard University.
Mr. Vazales was appointed by the Oaktree Funds to serve as a Director of the Company. Mr. Vazales has significant prior board service experience at several different companies.
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
Other Matters Concerning Directors and Executive Officers
Messrs. Stack and Clegg served as officers of the Company’s predecessor at the time it filed for protection under Chapter 11 of the Bankruptcy Code in February 2009. On June 1, 2009, General Motors Corporation, and its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Mr. Wagoner was not an executive officer or director of General Motors Corporation at the time of such filing.
Codes of Ethics
The Company maintains and enforces a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer and Treasurer (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with the Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”) applicable to all employees. In instances where the Code of Business Conduct is silent or its terms are inconsistent with or conflict with any of the terms of the Senior Officers Code, then the provisions of the Senior Officers Code control and govern in all respects. Both the Senior Officers Code and the Code of Business Conduct are available at our website (www.aleris.com) by clicking on the following links: “Company” then “Investor Relations” then “Corporate Governance” then “Governance Documents”. Any future changes or amendments to the Senior Officers Code and the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at this location. A copy of both the Senior Officers Code and the Code of Business Conduct may also be obtained upon request from the Company’s Secretary.
Board Committees
Our Board of Directors has established an Audit Committee and a Compensation Committee.
Messrs. Stranghoener, Laibow and Misheff are the members of the Audit Committee. Mr. Stranghoener has been appointed Chair of the Audit Committee. While our Board of Directors currently has not made a formal determination as to whether any members of our Audit Committee are considered to be Audit Committee Financial Experts as we are a privately held corporation, we believe all members of our Audit Committee have a beneficial financial background. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

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
Messrs. Laibow, Stranghoener and Wagoner are the members of the Compensation Committee. Mr. Laibow has been appointed Chair of the Compensation Committee. The Compensation Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

▪	developing and approving all elements of compensation with respect to the Company’s executive officers; and

▪	approving and overseeing the management and administration of all material compensation paid by the Company.
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

▪	attracting, retaining and motivating key executives and management personnel by providing an appropriate level and mixture of fixed and “at risk” compensation;

▪	linking compensation with performance by providing reasonable incentives to accomplish near term Company-wide (and business unit, if applicable) successes based on our strategic business plan; and

▪	rewarding long-term increased Company value and aligning the interests of the executives with our stockholders.
We describe below the various elements of our executive compensation program for the following named executive officers for the fiscal year ended December 31, 2016:

▪	Sean M. Stack (Chairman and Chief Executive Officer);

▪	Eric M. Rychel (Executive Vice President, Chief Financial Officer and Treasurer);

▪	Jacobus A. J. Govers (Executive Vice President, President of Europe and Global Markets);

▪	Christopher R. Clegg (Executive Vice President, Secretary and General Counsel); and

▪	Tamara S. Polmanteer (Executive Vice President, Chief Human Resources Officer) (Messrs. Stack, Rychel, Govers and Clegg and Ms. Polmanteer, together the “named executive officers”).
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

	Fred Cook Services Utilized	Use by Compensation Committee
2015	- Assistance in connection with proposed changes to Mr. Stack’s and Mr. Rychel’s compensation packages. - Assistance in connection with reviewing long-term incentive program design alternatives
- In making these 2015 executive officer compensation changes, the Compensation Committee considered analysis of competitive pay levels, and, with respect to Mr. Rychel, current internal peer comparisons.

2016
- Assistance with Ms. Polmanteer’s and Mr. Govers’ compensation packages related to their commencement of employment and appointment as executive officers of the Company.
- Assistance in connection with setting the overall transaction bonus budget related to the transaction contemplated by the merger agreement entered into in August 2016.
- Assistance in connection with reviewing long-term incentive program design alternatives.
- Assistance in connection with developing new compensation strategies for each of our named executive officers that would follow the closing of the transaction described above.

- In making these named executive officer compensation packages, the Compensation Committee considered analysis of competitive pay levels and internal peer comparisons.
- In setting the overall transaction bonus budget, the Compensation Committee considered analysis of competitive bonus levels.

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
- For 2016 each named executive officer’s short-term cash bonus award was designed to reward such named executive officer for steady, sustained achievement of performance objectives based upon the following:
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
- The equity awards for each of our applicable named executive officers provides share ownership opportunities through stock options and RSUs, which generally vest over time. Mr. Govers’ and Ms. Polmanteer’s employment agreements contemplated equity awards. However, due to the pending transaction, these awards have not been granted. In lieu of these equity awards, the Compensation Committee awarded these named executive officers transaction bonuses, subject to the closing of the transaction (described below in “Cash Bonus Awards - Special cash transaction bonuses”). In the event the transaction does not close, Mr. Govers and Ms. Polmanteer will remain entitled to an equity award.

In setting the appropriate compensation levels for our named executive officers, we have considered a variety of factors including our need to attract and retain key personnel in both the United States and our strategic markets abroad, how compensation levels compare to manufacturing companies generally in our industry, and the interests of our stockholders.
For 2016, each of our named executive officers is a party to an agreement providing for compensation tied to the closing of the transaction (described below in “Cash Bonus Awards - Special cash transaction bonuses”.)
Base Salary
Each of our named executive officers is a party to an employment agreement which defines the terms of his or her employment, as follows: for Mr. Stack, effective as amended and restated as of July 11, 2015 (the “Restated Stack Agreement”); for Mr. Rychel, effective as of January 1, 2015; for Mr. Govers, effective as of June 20, 2016; for Mr. Clegg, effective as of June 1, 2010; and for Ms. Polmanteer, effective as of April 18, 2016 (the agreements for our named executive officers, the “Employment Agreements”). The Restated Stack Agreement was executed in October 2015 in connection with Mr. Stack’s promotion to President and Chief Executive Officer and following the Compensation Committee’s review of Mr. Stack’s overall executive compensation package. Prior to the entry into the Restated Stack Agreement, the terms of Mr. Stack’s employment were governed by an employment agreement effective as of June 1, 2010.

Pursuant to each named executive officer’s Employment Agreement, the amount of each executive’s base salary is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. Our named executive officers’ base salaries for 2016, including any mid-year adjustments, are described below:

Name	2016 Base Salary, including mid-year adjustments
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

Jacobus A. J. Govers	- In connection with joining the Company in June 2016, the Compensation Committee set Mr. Govers’ annual base salary at €500,000. (Mr. Govers is based in Belgium.)
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

Tamara S. Polmanteer	- In connection with joining the Company in April 2016, the Compensation Committee set Ms. Polmanteer’s annual base salary at $385,000.
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
For 2016, performance goals and achievement were assessed and MIP bonus amounts were determined in March 2017, subject to the Audit Committee’s approval of 2016 year-end financial results, based on 2016 audited annual financial statements.
Pursuant to the applicable employment agreement, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of eligible base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s eligible base salary and a dollar amount) for the 2016 annual performance period.

Name	Eligible Base Salary	Target Bonus %	Target Bonus
Sean M. Stack	$875,000	120%	$1,050,000
Eric M. Rychel	$475,000	85%	$403,750
Jacobus A.J. Govers (1)(2)	$280,907	70%	$196,635
Christopher R. Clegg (3)	$430,500	75%	$322,098
Tamara S. Polmanteer (2)	$272,137	65%	$176,889

(1)	For Mr. Govers, the amounts reported reflect the year-end conversion rate used by the Company equaling 1.0516 US$ to 1 € for 2016.

(2)
Since Mr. Govers and Ms. Polmanteer joined the Company during the year, the amounts reported reflect the actual base salary earned by each executive during 2016. Additionally, for purposes of the MIP, eligible base salary is calculated on a per day basis while the salary amounts reflected in the Summary Compensation Table are calculated in accordance with local payroll practices.

(3)	The amount reported reflects a blended amount to accommodate changes made to Mr. Clegg’s base salary in April 2016.
For 2016, the MIP payouts for our named executive officers were calculated based on (i) annual MIP EBITDA (defined below) calculated on a Company-wide basis (representing 40% of the total bonus opportunity), (ii) quarterly MIP EBITDA (representing 40% of the total bonus opportunity) calculated on a Company-wide basis and (iii) annual individual performance goals (representing 20% of the total bonus opportunity). The specific metrics and weightings of these measures as components of the whole target bonus amount, as well as target achievement levels, are determined and adjusted to be aligned with our Company business plan.
Adjusted EBITDA for purposes of measuring achievement under the MIP is determined based on the Adjusted EBITDA for the Company, which is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as that measure may be additionally modified for purposes of the MIP only. Therefore, the Adjusted EBITDA figure used for purposes of the MIP may not be the same as the Adjusted EBITDA figure that may be used or reported by the Company in other contexts. Adjustments for purposes of the MIP may be made by the Compensation Committee to take into account certain significant variances in LME prices and currency exchange rates, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). For 2016, such adjustments were made to take into account the impact of the movement of a planned outage between quarters as well as currency exchange rates on working capital balance.
Actual bonus payment amounts are calculated by combining the achievement attained for each weighted measure, whereby achievement of 100% of target of each of the individual measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted 2016 Aleris business plan. For each of our named executive officers, only Company-wide goals and individual performance goals were considered in their bonus calculations. Generally, the targets are established as challenging, but achievable, milestones.
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
The specific goals and achievement attained for 2016 are set forth below:

	Performance Targets			Performance Results
	Threshold	Target	Max	Results	Payout %
Measure	(millions)	(millions)	(millions)	(millions)	Achieved

Q1-10% of Target Opportunity
Company MIP EBITDA	$37.8	$54.0	$70.2	$47.4	67%
Q2-10% of Target Opportunity
Company MIP EBITDA	$48.7	$69.5	$90.4	$61.2	68%
Q3-10% of Target Opportunity
Company MIP EBITDA	$47.5	$67.8	$88.2	$53.9	35%
Q4-10% of Target Opportunity
Company MIP EBITDA	$27.0	$38.6	$50.1	$39.1	103%
Annual - 40% of Target Opportunity
Company MIP EBITDA	$168.0	$240.0	$312.0	$204.5	57%
Individual - 20% of Target Opportunity
Individual		(1)		(1)

(1)	Varies by individuals as further described below. Please see the information below with respect to each of our named executive officer’s annual payments.

For 2016, for each of our current named executive officers, the amount of the bonus was also subject to individual performance goals, as set forth in the table below.

	Safety Improve- ment	Organiz- ational Culture Improve- ment	Strategic Initiatives	Operational Performance Improvement	Strengthen Capital Structure	Maintain Strong Financial Controls	Financial Community Interaction	Manage SG&A	EBITDA Growth	Free Cash Flow Growth
Sean M. Stack	✓	✓	✓	✓					✓	✓
Eric M. Rychel		✓	✓		✓	✓	✓		✓	✓
Jacobus A.J. Govers	✓	✓	✓						✓
Christopher R. Clegg		✓	✓		✓			✓
Tamara S. Polmanteer	✓	✓	✓					✓
Based on the annual performance achievement, the 2016 MIP bonus amounts earned by each of our named executive officers are as follows:

	Target Bonus	Total MIP	Total MIP Award
	Amount	Payout (%) (1)	Amount
Sean M. Stack (2)	$1,050,000	75%	$788,582
Eric M. Rychel (2)	$403,750	75%	$303,228
Jacobus A.J. Govers (2)(3)	$196,635	70%	$138,387
Christopher R. Clegg (2)	$322,098	75%	$241,968
Tamara S. Polmanteer (2)	$176,899	72%	$127,865

(1)	Total MIP Payout percentage reported above is the approximate aggregate payout percentage for all of the award calculation components, rounded to the nearest whole percentage for reporting purposes.

(2)
Each of Mr. Stack’s, Rychel’s, Govers’, and Clegg’s as well as Ms. Polmanteer’s total MIP award amount includes amounts payable in satisfaction of the annual Company MIP EBITDA target (for Mr. Govers and Ms. Polmanteer, prorated to joining the Company), applicable quarterly Company MIP EBITDA targets and satisfaction of individual performance goals.

(3)	For Mr. Govers, amounts have been converted using the year-end conversion rate used by the Company (equaling 1.0516 US$ to 1 € for 2016).
Generally, all MIP award recipients, including our named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount.
The MIP design and metrics are reviewed each year. Pursuant to each named executive officer’s employment agreement, the target annual bonus amount is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. The target bonus opportunity for each of our named executive officers has not been changed in respect of bonuses to be awarded (if any) in connection with the 2017 performance period.
Special cash transaction bonuses
On August 28, 2016, contemporaneous with its approval of the Merger Agreement, the Board awarded transaction bonuses to Messrs. Stack, Rychel and Clegg in the amount of $2,250,000, $800,000 and $400,000, respectively (the “Transaction Bonuses”), in each case pursuant to a form of Transaction Bonus Agreement (the “Bonus Agreement”) and subject to the consummation of the merger. The Bonus Agreement provides that the Transaction Bonus shall be paid in cash (i) as to 50% in a lump sum within ten days after the closing of the merger (the “First Vesting Date”) and (ii) as to 50% in a lump sum within ten days after the six-month anniversary of the closing of the merger (the “Second Vesting Date”), less applicable taxes. Payment of each installment of the Transaction Bonus is subject to the applicable name executive officer’s continued employment through the First Vesting Date and Second Vesting Date, as applicable; provided, however, that if prior to a vesting date, the named executive officer’s employment is terminated for any reason other than the Company terminating the named executive officer without cause or the named executive officer terminating employment for good reason, the named executive officer shall forfeit all rights to receive any portion of the Transaction Bonus that has not been paid. In the event the named executive officer’s employment is terminated prior to the First Vesting Date by the Company without cause or by the executive for good reason, the executive will remain eligible to receive the Transaction Bonus, provided that the full amount of the Transaction Bonus shall be subject to the occurrence of the First Vesting Date and shall be paid in one lump sum in cash within ten days after the First Vesting Date. In the event the named executive officer’s employment is terminated following the First Vesting Date but prior to the Second Vesting Date by the Company, or its successor, without cause or by the named executive officer for good reason, the named executive officer will receive that portion of the Transaction Bonus not previously paid to him in a lump sum in cash within ten days following the executive’s termination of employment.
In lieu of equity awards that would have otherwise been granted pursuant to their employment agreements, the Board also awarded transaction bonuses to Mr. Govers and Ms. Polmanteer in the amount of $500,000 and $300,000, respectively, in each case, subject to the consummation of the merger, which transaction bonuses shall be paid, less applicable taxes, in cash in a lump sum within ten days after the closing. In the event the closing of the merger does not occur, Mr. Govers and Ms. Polmanteer will remain entitled to an equity award having a value equal to that of the transaction bonus amount, as provided under their employment agreements.
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
The Equity Incentive Plan is administered by the Compensation Committee, and may generally be amended or terminated at any time. Each of our named executive officers other than Mr. Govers and Ms. Polmanteer has received significant grants of stock options and RSUs, in each case, subject to the Equity Incentive Plan and the terms of an applicable award agreement, which grants were awarded for both their retentive qualities and to provide meaningful incentives related to the Company’s future long-term growth.
Stock Option Grants
Recent stock option grants to named executive officers
In connection with a review of Mr. Rychel’s overall compensation, in January 2015, the Compensation Committee approved a grant of 35,400 stock options to Mr. Rychel with an exercise price equal to the fair market value of a share of common stock on the grant date which generally vest as to 25% on the first and second anniversaries of January 15, 2015 of grant and the remaining 50% will vest on the third anniversary of such date. Moreover, following a review of Mr. Rychel’s overall compensation, in October 2015, the Compensation Committee approved a grant of 36,000 stock options to Mr. Rychel with an exercise price equal to the fair market value of a share of common stock on the grant date, which are generally scheduled to vest ratably over a three-year period.
Following a review of Mr. Stack’s overall compensation, and in connection with his promotion to President and Chief Executive Officer, in October 2015, the Compensation Committee approved a grant of 193,000 stock options to Mr. Stack with an exercise price equal to the fair market value of a share of common stock on the grant date, which are scheduled to vest 33 1/3% on each of the first three anniversaries of July 11, 2015.
For a discussion of the effect on these stock options in the event of a Change of Control and each applicable named executive officer’s termination, please see the section entitled “Potential payments upon termination or change in control-Equity award agreements”.
RSU Grants
Recent RSU grants to named executive officers
In connection with a review of Mr. Rychel’s overall compensation, in January 2015, the Compensation Committee approved a grant of 10,200 RSUs to Mr. Rychel, which generally vest as to 25% on the first and second anniversaries of January 15, 2015 and the remaining 50% will vest on the third anniversary of such date. Moreover, following a review of Mr. Rychel’s overall compensation, in October 2015, the Compensation Committee approved a grant of 6,000 RSUs to Mr. Rychel, which are generally scheduled to vest ratably over a three-year period.
Following a review of Mr. Stack’s overall compensation, and in connection with his promotion to President and Chief Executive Officer, in October 2015 the Compensation Committee approved a grant of 41,000 RSUs to Mr. Stack, which are scheduled to vest 33 1/3% on each of the first three anniversaries of July 11, 2015.
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
Retirement, post-employment benefits and deferred compensation
We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2016, please see the sections entitled “Pension benefits as of December 31, 2016” and “Nonqualified deferred compensation”.
Mr. Govers participates in the Belgian Retirement Plan, which is operated in accordance with applicable Belgian laws.  Under the terms of Mr. Govers’ employment agreement, 15% of his annual salary is contributed to the Belgian Retirement Plan.  The Belgian Retirement Plan provides that, at the participant’s normal retirement date at age 65, he is (or his eligible heirs are) eligible for a lump sum payment equal to the greater of his account balance or his account balance assuming a nominal minimum rate of return.  For a further description of the payments that were made in 2016 under the Belgian Retirement Plan, please see the section entitled “Pension benefits as of December 31, 2016”.
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
We make indoor parking spaces available to certain executives at the Cleveland headquarters, including Messrs. Stack, Rychel and Clegg and Ms. Polmanteer. We also occasionally invite spouses and family members of certain of our executives, including the named executive officers, to participate in business-related entertainment events arranged by the Company, which sometimes include the executive’s spouse or guest traveling with the executives on commercial flights or on a Company-sponsored aircraft. To the extent any travel or participation in these events by the executive’s spouse or guest results in imputed income to the named executive officer, our chief executive officer may be entitled (subject to approval by the Board), and other named executive officers may be entitled (subject to approval by the chief executive officer) to a tax gross-up payment on such imputed income.
Mr. Govers is provided with the use of a leased company car and other perquisites including reimbursement of up to 16,000 EUR annually for financial planning assistance, and an annual medical examination to be performed with a Belgian health institute.
Change in control and termination arrangements
Each of our U.S. named executive officers is eligible to receive certain benefits upon a change of control of the Company and in connection with certain terminations of employment pursuant to their Employment Agreements and equity award agreements. Under their Employment Agreements generally, in the event of an involuntary termination, the applicable named executive officers are eligible for severance benefits. In the event of a Change of Control, pursuant to the stock option and RSU award agreements, a portion of any unvested awards may vest, with the number of accelerated awards depending on the amount of liquidity gained by the Oaktree Funds in the Change of Control transaction. Also, generally, with respect to each of our named executive officers (other than Mr. Govers and Ms. Polmanteer, who do not have equity awards), if an involuntary termination occurs in anticipation of or within twelve months following a Change of Control, any remaining unvested awards will vest.
Pursuant to applicable Belgian laws, Mr. Govers is entitled to certain payments and benefits upon certain terminations of employment.
More detailed descriptions of the Change of Control and termination provisions of each of our U.S. named executive officer’s Employment Agreements, and stock option and RSU agreements, as applicable, or, with respect to Mr. Govers, as governed by applicable Belgian laws, are set forth below under the section entitled “Potential payments upon termination or change in control”.
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2015
The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2016.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($) (3)	($) (4)	($)
Sean M. Stack (Chairman and Chief Executive Officer)	2016	875,000	—	—	—	788,582	1,623	99,655	1,764,860
	2015	689,455	—	971,700	2,034,220	998,032		77,719	4,771,126
	2014	525,000	—	742,560	1,447,577	397,163	3,561	54,507	3,170,368
Eric M. Rychel (Executive Vice President, Chief Financial Officer & Treasurer) (6)	2016	475,000	—	—	—	303,228	2,869	66,245	847,343
	2015	415,000	150,000	383,940	751,848	400,056	—	53,684	2,154,528
	2014	315,625	—	266,560	351,534	152,425	883	15,152	1,102,179
Jacobus A.J. Govers (Executive Vice President, President of Euope and Global Markets) (5)(6)
	2016	262,635	—	—	—	138,387	36,067	7,702	444,791

Christopher R. Clegg (Executive Vice President, General Counsel and Secretary)	2016	427,875	—	—	—	241,968	1,646	67,768	739,257
	2015	420,000	100,000	—	—	394,825	660	53,636	969,121
	2014	400,000	—	342,720	667,343	264,000	3,302	44,521	1,721,887
Tamara S. Polmanteer (Executive Vice President, Chief Human Resources Officer) (5)
	2016	272,708	—	—	—	127,865	103	24,707	425,383

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

(3)
The amounts in this column represents each named executive officer’s aggregate earnings under the Deferred Compensation Plan as well as the change in the actuarial present value of such executive’s benefit under the Cash Balance Plan or, for Mr. Govers, the Belgian Retirement Plan. For additional information see the sections entitled “Pension benefits as of December 31, 2016” and “Nonqualified deferred compensation as of December 31, 2016” below.

(4)
The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table below sets forth certain perquisites for 2016 and certain related additional “other” compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the amounts that would have been paid by the named executive officer for the parking spaces. Tax gross-up payments are made to the named executive officers for annual physicals, financial planning services, spousal travel and entertainment, as applicable.

	Annual Physical ($)	Financial Planning ($)	Parking ($)	Automobile ($)	Tax Gross-up (a) ($)
Sean M. Stack	2,114	11,915	1,080	—	13,758
Eric M. Rychel	2,049	12,802	1,080	—	11,645
Jacobus A.J. Govers	—	3,975	—	2,892	835
Christopher R. Clegg	—	11,874	1,080	—	11,645
Tamara S. Polmanteer	—	11,355	765	—	8,904

(Continued)	Spousal Travel and Entertainment and Related Tax Gross-up (c) ($)	401(k) Match Contribution (d) ($)	Nonqualified Deferred Compensation Contribution (e) ($)	Relocation $	Total ($)
Sean M. Stack	2,045	13,250	55,493	—	99,655
Eric M. Rychel	—	12,250	26,420	—	66,245
Jacobus A.J. Govers	—	—	—	—	7,702
Christopher Clegg	—	14,575	28,593	—	67,768
Tamara S. Polmanteer	—	3,375	308	—	24,707
Note: Amounts may not foot due to rounding conventions.

(a)	Tax gross-up payments are made to the named executive officers for annual physicals and financial planning services, as applicable.

(b)
For Mr. Govers, amounts have been converted using the year-end conversion rate used by the Company (equaling 1.0516 US$ to 1 € for 2016). The amount listed under “Financial Planning” represents financial planning services; and the amount listed under “Automobile” represents the value of the benefit conferred upon Mr. Govers for use of the Company-leased automobile, as established in accordance with Belgian case law.

(c)
Amounts included in this column represent the incremental cost of our named executive officers’ spouses and guests participating in certain business-related entertainment events and travel in connection with such events. Where a spouse or guest traveled with a named executive officer utilizing a Company-sponsored aircraft on an otherwise scheduled business flight, there was no incremental cost to the Company associated with the spouse’s or guest’s accompaniment. Where a spouse or guest traveled with a named executive officer utilizing commercial flights, the incremental cost has been calculated based on the actual cost to the Company of the ticket and related fees. With respect to entertainment expenses attributed to a named executive officer’s spouse or guest, the incremental cost is calculated based on the cost of meals or individually-purchased event tickets that are attributable to the spouse’s or guest’s attendance. For 2016, no applicable named executive officer received a tax gross-up payment on any such imputed income.

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

(5)	Mr. Govers and Ms. Polmanteer joined the Company in June 2016 and April 2016, respectively. As such, compensation information with respect to these executives has only been included for 2016.

(6)	To convert compensation values to US$, the year-end conversion rate used by the Company (equaling 1.0516 US$ to 1 € for 2016), was applied to each payment.
Grants of plan-based awards for fiscal year 2016
The following table provides information concerning the plan-based awards (equity awards and non-equity incentive plan awards) for fiscal year 2016. Actual payments under the MIP that have been paid with respect to 2016 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above.

			Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Type	Threshold	Target	Maximum
Sean M. Stack	—	MIP	—	$1,050,000	$2,100,000
Eric M. Rychel	—	MIP	—	$403,750	$807,500
Jacobus A.J. Govers	—	MIP	—	$196,635	$393,270
Christopher R. Clegg	—	MIP	—	$322,098	$644,197
Tamara S. Polmanteer	—	MIP	—	$176,889	$353,778

(1)	To convert compensation values to US$, a year-end conversion rate used by the Company (equaling 1.0516 US$ to 1 € for 2016) was applied to the estimated possible MIP payouts.
Employment agreements
We are a party to an Employment Agreement with each of our US-based executive officers, each of which provides for automatic one-year renewal terms following the end of the current term (one-year terms for each Messrs. Stack and Clegg and an initial three-year term for Mr. Rychel and Ms. Polmanteer) unless either the executive or the Company provides advance written notice of intent not to renew the term. Pursuant to the Restated Stack Agreement, the notice of intent not to renew the employment term must be provided, at least 60 days (for Mr. Stack) or at least 30 days (for the Company) prior to the end of the then current term. Pursuant to their Employment Agreements for Messrs. Rychel and Clegg as well as Ms. Polmanteer, the notice of intent not to renew the employment term must be provided, at least 60 days (for the executive) or six months (for the Company) prior to the end of the then current term.
We are a party to an Employment Agreement with Mr. Govers which is governed by applicable Belgian laws. Mr. Govers’ employment agreement has an indefinite term and generally may be terminated at any time by either party, subject to certain notice provisions and indemnity obligations required by applicable laws.
The Employment Agreement for each named executive officer provides for base salary, annual bonus opportunity and, as applicable, the grant of stock options and RSUs, as described herein. In lieu of equity awards that would have otherwise been granted pursuant to their employment agreements, the Board awarded transaction bonuses to Mr. Govers and Ms. Polmanteer in the amount of $500,000 and $300,000, respectively, in each case, subject to the consummation of the merger. Each of the named executive officers is entitled to participate in all employee benefit plans and, as applicable, programs of the Company and in all perquisite and fringe benefits which are from time to time made available to senior employees by the Company. In addition, the Employment Agreement for each named executive officer sets forth the rights and obligations of such individual upon a termination of employment, which provisions are described below under the heading “Potential payments upon termination or change in control”.
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

Outstanding equity awards as of December 31, 2016
The following table provides information concerning outstanding equity awards in respect of shares of common stock of Aleris Corporation as of December 31, 2016 for each of our named executive officers.

	Option awards (1)					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (2)		Market value of shares or units of stock that have not vested ($)(3)
Sean M. Stack	183,872	—		16.78	6/1/2020
	45,967	—		25.16	6/1/2020
	45,967	—		33.56	6/1/2020
	50,650	50,650	(4)	27.20	1/21/2024
	64,346	128,654	(5)	23.70	10/7/2025
						40,984	(6)	1,181,158
Eric M. Rychel	12,631	0		38.01	7/15/2022
	4,800	4,800	(4)	27.20	1/21/2024
	7,500	7,500	(7)	27.20	4/15/2024
	9,211	26,189	(8)	23.70	1/20/2025
	13,434	22,566	(9)	23.70	10/7/2025
						16,207	(10)	467,086
Jacobus A.J. Govers (11)	—	—		—	—	—		—
Christopher R. Clegg	128,662	—		16.78	6/1/2020
	32,163	—		25.16	6/1/2020
	32,163	—		33.56	6/1/2020
	23,350	23,350	(4)	27.20	1/21/2024
						6,300	(12)	181,566
Tamara S. Polmanteer (11)	—	—		—	—	—		—

(1)
As applicable and in connection with dividends paid on the Company’s common stock in 2010 and 2013, the stock option exercise prices and number of shares underlying the stock options have been adjusted.

(2)	The unvested shares reflected in this column are time-vesting restricted stock units.

(3)	The amounts shown in this column are based upon the valuation of one share of our common stock on December 31, 2016 of $28.82.

(4)	The options shown in this column vested with respect to 50,650, 4,800, and 23,350 on January 15, 2017, for Messrs. Stack, Rychel and Clegg.

(5)	The options shown in this column will vest in two equal installments on July 11, 2017 and July 11, 2018.

(6)
Of the total number of restricted stock units shown in this column: 13,650 vested on January 15, 2017; and the remaining 27,334 will vest in two equal installments on each of July 11, 2017 and July 11, 2018.

(7)	The options shown in this column will vest on April 15, 2017.

(8)	The options shown in this column vested on January 15, 2017 with respect to 8,850 and will vest on January 15, 2018 with respect to 17,339.

(9)	The options shown in this column will vest on October 15, 2017 with respect to 11,989 and on October 15, 2018 with respect to 10,577.

(10)
Of the total number of restricted stock units shown in this column: 4,950 vested on January 15, 2017; 2,500 will vest on April 15, 2017; 1,998 will vest on October 15, 2017; 4,996 will vest on January 15, 2018; and 1,763 will vest on October 15, 2018.

(11)	In lieu of the equity awards that would have been granted pursuant to Mr. Govers’ and Ms. Polmanteer’s employment agreements, the Compensation Committee awarded transaction bonuses to the executives.

(12)	The restricted stock units shown in this column vested on January 15, 2017.

Option exercises and stock vested January 1 - December 31, 2016
The number of shares acquired on stock option exercise and/or RSU vesting (inclusive of the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events), as applicable, is reported below.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)		Value realized on vesting ($)
Sean M. Stack	—	—	20,491	(1)	485,637
Eric M. Rychel	—	—	7,968	(2)	200,305
Jacobus A.J. Govers	—	—	—		—
Christopher R. Clegg	—	—	3,150	(3)	74,655
Tamara S. Polmanteer	—	—	—		—

(1)	In connection with Mr. Stack’s RSU vesting events, 10,050 shares were issued to the executive and 10,441 shares were surrendered to pay taxes associated with such vesting events.

(2)	In connection with Mr. Rychel’s RSU vesting events, 5,425 shares were issued to the executive and 2,543 shares were surrendered to pay taxes in connection with such vesting events.

(3)	In connection with Mr. Clegg’s RSU vesting events, 1,948 shares were issued to the executive and 1,202 shares were surrendered to pay taxes associated with such vesting events.
Pension benefits as of December 31, 2016
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2016. In making this calculation for Messrs. Stack, and Clegg, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 3.75%; (c) cash balance interest crediting rates of 2.09% for 2016 and 3.50% for periods after 2016; and (d) a lump sum form of payment.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last Fiscal Year ($)
Sean M. Stack	Cash Balance Plan	2.6	27,670	—
Eric M. Rychel	None	—	—	—
Jacobus A.J. Govers	Belgian Retirement Plan	0.5	36,067	—
Christopher R. Clegg	Cash Balance Plan	2.5	40,888	—
Tamara S. Polmanteer	None	—	—	—

(1)	To convert the present value of accumulated benefit to US$, the year-end conversion rate used by the Company (equaling 1.0516 US$ to 1 € for 2016) was applied.
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

Mr. Govers is not a participant in the Cash Balance Plan. He participates in the Belgian Retirement Plan, an occupational pension plan operated in accordance with applicable Belgian laws. Under the terms of Mr. Govers’ employment agreement, 15% of his annual salary is contributed to the Belgian Retirement Plan. The Belgian Retirement Plan provides that upon Mr. Govers’ retirement, at the normal retirement date at age 65, he is (or his eligible heirs are) eligible for a lump sum payment equal to the greater of his account balance or his account balance assuming a nominal minimum rate of return. No further contributions will be provided after retirement. In order to calculate the present value for Mr. Govers’ accumulated benefit, the following assumptions were applied: interest crediting rate of 1.75%, a retirement age of 65 and a discount rate of 1.75%.
Nonqualified deferred compensation as of December 31, 2016
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)(3)
Sean M. Stack	43,750	55,493	70	—	382,351
Eric M. Rychel	23,750	26,420	2,869	—	114,343
Jacobus A. J. Govers (4)	—	—	—	—	—
Christopher R. Clegg	41,135	28,593	34	—	310,618
Tamara S. Polmanteer	12,833	308	103	—	12,442

(1)	This amount reflects a portion of salary that the indicated executive elected to defer during 2016. This amount is included in the “Salary” column of the “Summary compensation table”.

(2)
The full amounts reported as Company contributions have been reported in the “All other compensation” columns in the “Summary compensation table”. Amounts included in this column represent the following contributions made to the Aleris International, Inc. Deferred Compensation and Retirement Benefit Restoration Plan: (a) restoration matching contributions on behalf of Messrs. Stack, Rychel and Clegg in the amounts of $47,277, $23,395 and $22,308, respectively, and (b) restoration retirement accrual contributions on behalf of Messrs. Stack, Rychel and Clegg and Ms. Polmanteer in the amounts of $8,216, $3,024, $6,285 and $308, respectively.

(3)	Of the totals in this column, amounts previously reported in the “Summary compensation table” for previous years are $191,027, $17,258 and $157,018 respectively, for Messrs. Stack, Rychel and Clegg.

(4)	Mr. Govers was not a participant in our Deferred Compensation Plan in 2016.
Our named executive officers based in the United States are eligible to participate in the Deferred Compensation Plan that benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer a minimum of 10% but not more than 50% of his or her annual base compensation and between 10-95% of his or her bonus awarded pursuant to the MIP as compensation deferrals. In addition, the participant may elect to defer between 1-5% of his or her annual base compensation and between 1-5% of his or her bonus awarded pursuant to the MIP as restoration deferrals. With respect to amounts contributed to the plan by the participant as restoration deferrals, the Company provides certain matching contributions and employer contributions. The employer contributions are subject to vesting conditions. As of December 31, 2016, Ms. Polmanteer was 0% vested with respect to her employer contributions, and our other applicable named executive officers were 100% vested with respect to their employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of five or ten years, depending on distribution’s triggering event and the participant’s elections, in compliance with the election and timing rules of Internal Revenue Code Section 409A.
Potential payments upon termination or change in control
As discussed elsewhere in the “Compensation discussion and analysis”, the U.S. named executive officers are eligible for severance benefits under their employment agreements, as described below, in the event of certain terminations of employment. In addition, certain provisions are trigged pursuant to the stock option and RSU award agreements in the event of a Change of Control or termination of employment.
U.S. named executive officers
Under the terms of the applicable Employment Agreement, each U.S. named executive officer's employment may be terminated at any time by either party, subject to certain notice provisions and severance obligations in the event of certain specified terminations described herein. The payments and benefits upon each termination of employment scenario as described herein (other than accrued benefits) are generally conditioned upon the execution of a general release of claims against the Company and the executive’s compliance with certain restrictive covenants discussed below.

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

(2)
The cash severance payment is equal to 2 times (for Mr. Stack) or 1.5 times (for Messrs. Rychel and Clegg and Ms. Polmanteer) the sum of the (x) executive’s base salary and (y) for Mr. Stack, annual target bonus and for Messrs. Rychel and Clegg and Ms. Polmanteer, the average of the bonus earned for the two most recent calendar years prior to the date of termination. It is payable in substantially equal installments consistent with Aleris International’s payroll practices over a period of 24 months for Mr. Stack and 18 months for Messrs. Rychel and Clegg and Ms. Polmanteer following the date of termination. However, for Mr. Stack, in the event of a termination of employment by the Company without Cause or by the executive for Good Reason in anticipation of or within twelve months following a Change of Control (as defined in the Plan), the cash severance payment will be paid in a cash lump sum within 30 days following the date of termination, to extent permissible without penalty under the applicable tax rules.

(3)	The pro-rata bonus is determined based on the executive’s annual target bonus adjusted for the number of days the executive was employed during the calendar year.

(4)
For Mr. Stack, the nonrenewal payment is calculated and paid in the same manner as the cash severance payment. For Messrs. Rychel and Clegg and Ms. Polmanteer, the nonrenewal payment is calculated and paid in the same manner as the cash severance payment except the multiple for calculation for is 1 rather than 1.5.

(5)
In connection with a termination by the Company without Cause or by the executive for Good Reason, Medical Coverage continues for 24 months for Mr. Stack or 18 months for Messrs. Rychel and Clegg and Ms. Polmanteer. In connection with a termination by the Company due to nonrenewal, medical coverage continues for 24 months for Mr. Stack or 12 months for Messrs. Rychel and Clegg and Ms. Polmanteer.

(6)
The Company must provide at least six months’ notice (30 days’ notice for Mr. Stack) in the event it elects not to renew any such named executive officer’s employment at the end of the then-outstanding term in accordance with the terms of the Employment Agreement.

(7)
Each executive is required to provide at least 60 days’ notice in the event they elect to not renew his or her Employment Agreement at the end of the then-outstanding term in accordance with the terms of the Employment Agreement.

None of the Employment Agreements with Messrs. Stack, Rychel, Govers and Clegg and Ms. Polmanteer provide for any additional severance benefits in the event of a Change of Control; however, a Change of Control and an executive’s termination of employment in connection with a Change of Control may, in certain instances, result in acceleration of vesting of any such executive’s equity award holdings, if applicable, and as described below.
Mr. Govers
Pursuant to applicable Belgian laws, Mr. Govers is entitled to certain payments and benefits upon terminations which are described and quantified below.
Restrictive Covenants
Each U.S. named executive officer agreed in their Employment Agreement to be bound by certain restrictive covenants, including a confidentiality provision. Each Employment Agreement also obligates each such named executive officer to agree to not (i) solicit, hire, or encourage any such person to terminate employment with Aleris International (Aleris Aluminum Duffel BVBA, for Mr. Govers,) or its affiliates, anyone employed by Aleris International (Aleris Aluminum Duffel BVBA, for Mr. Govers), within six months of such hiring date, for a period of 24 months (for Mr. Stack), 36 months (for Mr. Govers), or 18 months (for Messrs. Rychel and Clegg and Ms. Polmanteer) following the executive’s termination; (ii) compete with Aleris International for a period of 24 months (for Mr. Stack), 36 months (for Mr. Govers, which would require payment of a lump sum indemnity equal to nine months’ base salary and benefits) or 18 months (for Messrs. Rychel and Clegg and Ms. Polmanteer) following the executive’s termination; and (iii) defame or disparage Aleris International (Aleris Aluminum Duffel BVBA, for Mr. Govers), its affiliates and their respective officers, directors, members and executives.
Certain definitions
In each applicable employment agreement for a U.S. named executive officer, “Cause” is defined to mean the occurrence of any of the following, if the executive has not cured such behavior, where applicable, within 30 days after receiving notice from Aleris International:

▪	a material breach by the executive of the employment agreement;

▪	other than as a result of physical or mental illness or injury, the executive’s continued failure to substantially perform the executive’s duties;

▪	gross negligence or willful misconduct by the executive which causes or reasonably should be expected to cause material harm to Aleris International or the Company and its subsidiaries;

▪
material failure by the executive to use best reasonable efforts to follow lawful instructions of the Board of Directors or, for the named executive officers other than Mr. Stack, the executive’s direct supervisor; or

▪	the executive’s indictment for, or plea of nolo contendere to, a felony involving moral turpitude or other serious crime involving moral turpitude.
For Mr. Govers, “Cause” is defined by reference to Article 35 of the Belgian Employment Act of July 3, 1978, which is defined therein as “the serious fault which renders any further professional collaboration between employer and employee immediately and definitively impossible.” The Belgian labor court makes the final determination as to whether the circumstances of a termination amount to a termination for “Cause”.
In each applicable employment agreement, “Good Reason” is defined to mean the occurrence of any of the following, without the named executive officer’s prior written consent, if Aleris International has not cured such behavior within 60 days after receiving notice from the executive:

▪	a material reduction in base salary or annual bonus opportunity;

▪	a material diminution in position, duties, responsibilities or reporting relationships;

▪	a material breach by Aleris International or the Company of any material economic obligation under the employment agreement or any applicable stock option or RSU award agreements; or

▪	a change of principal place of employment to a location more than seventy-five miles from such principal place of employment as of the effective date of the applicable employment agreement.
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
Equity award agreements
Under the Equity Incentive Plan and equity award agreements, upon a Change of Control, our named executive officer’s stock options and the RSUs, if applicable, would vest to the extent necessary to make the aggregate percentage of the stock options and the RSUs that have become vested as of the date of such Change of Control at least equal to the percentage by which the Initial Investors have reduced their combined common stock interest in the Company. The remaining unvested awards, if applicable, would continue to vest in accordance with their terms. If the Initial Investors’ combined common stock interest in the Company is reduced by 75% or more, then all of the stock options and the RSUs will fully vest. The applicable percentage will be measured by comparing the number of shares held collectively by the Initial Investors as of June 1, 2010 and still held by them immediately following the Change of Control to the number of shares they held on June 1, 2010 (to be adjusted for stock splits, stock dividends and similar events).
Upon a voluntary termination of employment by Messrs. Stack, Rychel and Clegg without Good Reason, such named executive officer would forfeit all unvested options and RSUs immediately and would have the lesser of 90 days or the remaining term to exercise all vested options. Upon a termination of employment by the Company for Cause, the named executive officer would forfeit all options (whether vested or unvested) and unvested RSUs. Upon a termination of employment by the Company without Cause or by the named executive officer for Good Reason (including due to the non-extension of any applicable employment term by the Company) for each named executive officer, each tranche, if applicable, of unvested options and all unvested RSUs would become immediately vested: as to 50% of Mr. Stack’s equity awards granted in 2015, Mr. Rychel’s options granted in October 2015 and Mr. Clegg’s stock options granted in January 2014; and 33 1/3% with respect to the equity awards granted to Mr. Stack prior to 2015, the equity awards granted to Mr. Rychel in 2015 (other than the options granted to him in October 2015) and all equity awards granted to Mr. Clegg (other than the options granted to him in January 2014). For Mr. Rychel’s equity awards granted in 2014, all unvested options and all unvested RSUs would be forfeited. The named executive officer would then have six months to exercise all vested options.
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
Calculation of named executive officers’ potential payments
The payments and benefits to which our U.S. named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change of Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2016. For this purpose, we have assumed a value of $28.82 per share of our common stock.

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. due to Non-Renewal of Term	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment ($)(1)	Cash and benefits ($)(2)	Cash and benefits ($)(3)	Value of equity acceleration ($)(4)	Cash and benefits ($)(5)	Value of equity acceleration ($)(6)
Sean M. Stack	67,308	4,728,180	4,728,180	947,010	1,117,308	1,921,920
Eric M. Rychel	36,538	1,590,862	1,596,435	143,128	440,288	736,637
Christopher R. Clegg	32,913	1,405,435	1,411,007	103,265	355,012	219,393
Tamara S. Polmanteer	29,615	1,113,646	1,115,292	—	206,504	—

(1)	The amounts in this column include only payment of vacation, as of December 31, 2016. With respect to Ms. Polmanteer, the amount in this column was not prorated to date of hire.

(2)
The amount of Cash and Benefits in the event of a termination by Aleris International due to non-renewal of the employment term (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2016) includes, in addition to the amounts described in Note 5 below, the payment of the executive’s nonrenewal payment and an estimated value of continued medical benefits.

(3)
The amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2016) includes, in addition to the amounts described in Note 5 below, the payment of the executive’s cash severance payment and an estimated value of continued medical benefits. For the purpose of calculating the cash severance to be paid to Ms. Polmanteer, the full target bonus amount of $250,250 was assumed for the executive’s earned annual bonus for 2015.

(4)	Upon termination by Aleris International without Cause or by the Executive for Good Reason, the named executive officers’ remaining unvested options and RSUs will vest as described above.

(5)
The amounts in this column include payment of vacation for all named executive officers as of December 31, 2016, as well as payment of each executive’s 2016 MIP bonus (assuming payout at target level and termination on December 31, 2016).

(6)
The Change in Control equity valuation assumes that the Oaktree Funds would reduce their combined common stock interest of the Company by more than 75%, triggering the full vesting of outstanding equity awards.

Pursuant to applicable Belgian law, Mr. Govers is entitled to certain payments and benefits upon certain termination events, as described and quantified below, in each case assuming a termination date of December 31, 2016. Upon all termination events, Mr. Govers would be entitled to payment of accrued benefits and accrued but unused vacation (together, the “Govers Accrued Benefits”), and assuming a termination of employment on December 31, 2016, equaling $47,670. In accordance with applicable Belgian laws, the additional amounts Mr. Govers would be entitled to receive upon various types of termination are based upon his tenure with the Company and the actual compensation received during the 12 months preceding his termination. Upon a termination by the Company without Cause, he would be entitled to, in addition to the Govers Accrued Benefits, 6 weeks’ notice (or payment in lieu thereof) equaling $71,713, provided, that, if a Belgian labor court finds that termination of the employment contract was not sufficiently motivated or unfair, the executive may be entitled to up to a maximum of 17 weeks’ additional severance equaling $203,187. Upon a termination by Mr. Govers without Cause, he would be required to provide the Company 3 weeks’ notice. (To convert values to US$, the year-end conversion rate used by the Company (equaling 1.0516 US$ to 1 €), was applied to each payment.)
On August 28, 2016, contemporaneous with its approval of the Merger Agreement, the Board awarded Transaction Bonuses to Messrs. Stack, Rychel and Clegg in the amount of $2,250,000, $800,000 and $400,000, respectively, in each case pursuant to a Bonus Agreement and subject to the consummation of the merger. The Bonus Agreement provides that the Transaction Bonus shall be paid in cash (i) as to 50% in a lump sum within ten days after the First Vesting Date and (ii) as to 50% in a lump sum within ten days after the Second Vesting Date, less applicable taxes, subject to certain terms and conditions described above under the heading “Special cash and transaction bonuses”. In lieu of equity awards that would have otherwise been granted pursuant to their employment agreements, the Board also awarded transaction bonuses to Mr. Govers and Ms. Polmanteer in the amount of $500,000 and $300,000, respectively, in each case, subject to the consummation of the merger, which transaction bonuses shall be paid, less applicable taxes, in cash in a lump sum within ten days after the closing. In the event the closing of the merger does not occur, Mr. Govers and Ms. Polmanteer will remain entitled to an equity award having a value equal to that of the transaction bonus amount, as provided under their employment agreements. For purposes of the amounts included in the table and narrative disclosure above regarding certain payments and benefits that our named executive officers would become entitled to upon certain termination events or in connection with a change in control, the amounts of the Transaction Bonuses (for Messrs. Stack, Rychel and Clegg) and the transaction bonuses for Mr. Govers and Ms. Polmanteer were not included.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2016.
Brian Laibow
Lawrence W. Stranghoener
G. Richard Wagoner, Jr.
Compensation Committee Interlocks and Insider Participation
Other than Mr. Stack, none of our directors have ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Laibow, Stranghoener and Wagoner serve as the members of our Compensation Committee. During 2016, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.
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
Director compensation for fiscal year 2016
The following table sets forth a summary of compensation with respect to our directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Scott L. Graves (1)(2)	67,500	89,989	157,489
Brook Hinchman (1)	90,000	89,989	179,989
Michael Kreger (1)(2)	67,500	89,989	157,489
Brian Laibow (1)	90,000	89,989	179,989
Matthew R. Michelini (3)	—	—	—
Donald T. Misheff (4)	90,000	89,989	179,989
Robert O’Leary (1)	90,000	89,989	179,989
Emily Stephens (1)	90,000	89,989	179,989
Lawrence W. Stranghoener (5)	108,750	89,989	198,739
Kaj Vazales (1)(6)	22,500	—	22,500
G. Richard Wagoner, Jr. (6)	90,000	89,989	179,989

(1)
Messrs. Brook Hinchman, Brian Laibow, Robert O’Leary and Kaj Vazales and Ms. Emily Stephens were appointed to the Board of Directors by the Oaktree Funds. Previously, Mr. Scott L. Graves and Mr. Kreger was appointed to the Board of Directors by the Oaktree Funds. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree and is not kept by the individual. Messrs. Graves, Hinchman, Kreger, Laibow and O’Leary and Ms. Stephens were granted equity awards. As such, as of December 31, 2016, each of Messrs. Hinchman, Laibow and O’Leary and Ms. Stephens (a) held 0 shares of Aleris Corporation common stock; (b) had 3,797 unvested RSUs, which vested on February 1, 2017; and (c) held 0, 21,291, 37,263 and 26,616, respectively, outstanding stock option awards, all of which were vested. Additionally, as of December 31, 2016 (a) Messrs. Graves and Kreger each held 0 shares of Aleris Corporation common stock and (b) Mr. Graves held a 21,291 outstanding stock option award, all of which was vested.

(2)	Messrs. Scott L. Graves and Michael Kreger resigned from our Board in December 2016 and November 2016, respectively.

(3)
Mr. Matthew R. Michelini is a partner of the Apollo Funds but has not been appointed to our Board by the Apollo Funds, and he has advised the Corporation that he waives all cash and non-cash compensation (including equity awards) with respect to his service as one of our directors. On December 31, 2016, Mr. Michelini held 0 shares of Aleris Corporation common stock.

(4)	On December 31, 2016, Mr. Donald T. Misheff held 7,105 shares of Aleris Corporation common stock and 3,797 unvested RSUs, which vested on February 1, 2017.

(5)
On December 31, 2016, Mr. Lawrence W. Stranghoener held 10,105 shares of Aleris Corporation common stock, 3,797 unvested RSUs, which vested on February 1, 2017 and 26,616 outstanding stock option awards all of which were vested.

(6)	Mr. Kaj Vazales joined our Board in November 2016.

(7)	On December 31, 2016 Mr. G. Richard Wagoner held 27,105 shares of Aleris Corporation common stock and 3,797 unvested RSUs, which vested on February 1, 2017.
With respect to all of the equity awards, the following terms generally apply:

▪
Generally directors do not have any rights with respect to the shares underlying their RSUs, until each RSU becomes vested and the director is issued a share of common stock in settlement of the RSU; however, the RSUs granted to the directors include a dividend equivalent right, pursuant to which the director is entitled to receive, for each RSU, a payment equal in amount to any dividend or distribution made with respect to a share of our common stock, at the same time the dividend or distribution is made to our stockholders.

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
Equity Incentive Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	2,168,702	(3)	$24.17	(4)	2,489,791
Total	2,168,702		$24.17	(4)	2,489,791

(1)	Represents Aleris Corporation’s 2010 Equity Incentive Plan, which was adopted on June 1, 2010.

(2)	The number of shares of common stock of Aleris Corporation authorized under the 2010 Equity Incentive Plan was 5,328,875 as of December 31, 2016.

(3)	Includes 1,999,166 outstanding stock options and 169,536 unvested RSUs granted under Aleris Corporation’s 2010 Equity Incentive Plan.

(4)	Weighted average exercise price is based on 1,999,166 outstanding options. Calculation excludes restricted stock units.
The Equity Incentive Plan was established to attract, retain, incentivize and motivate officers and employees of, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2016, awards of stock options, restricted stock and RSUs have been granted in respect of Aleris Corporation common stock.
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
Stock Subject to the Plan. As of December 31, 2016, the maximum number of shares of Aleris Corporation’s common stock issuable in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, was 5,328,875, and of that amount, grants of RSUs were limited to 795,417 shares.
Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. All stock options outstanding as of December 31, 2016 were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant). Stock options granted have a variety of vesting schedules (e.g., quarterly, annually, cliff and ratable vesting) over a period not to exceed four years with adjustments to the standard vesting installments to reflect actual hire and/or promotion dates as of the date of grant.
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
Adjustment of Shares and Change of Control. In the event of, among other events, an extraordinary distribution, stock dividend, recapitalization, stock split, reorganization, merger, spin-off, or other similar transaction, the number and kind of shares, in the aggregate, reserved for issuance under the Equity Incentive Plan will be adjusted to reflect the event. In addition, the committee may make adjustments to the number, exercise price, class, and kind of shares or other consideration underlying the awards. In the event of a Change of Control (as defined in the Equity Incentive Plan), unless otherwise prohibited under applicable law or unless specified in an award agreement, the committee is authorized, but not obligated, with respect to any or all awards, to make adjustments in the terms and conditions of outstanding awards, including, but not limited to, causing the awards, as part of the Change of Control triggering event, to be continued, substituted, or canceled for a cash payment (or a payment in the same form that other stockholders are receiving in the Change of Control triggering event). In the event the awards are canceled, the payment would be equal to (i) for RSUs, the fair market value of the shares underlying the RSUs being canceled and (ii) for stock options, the excess, if any, between the fair market value of the shares underlying the stock options over the exercise price of the stock options being canceled. The committee may also accelerate the vesting of outstanding stock options or RSUs or adjust the expiration of any outstanding stock options. With respect to all outstanding awards, in the event that the Company is involved in a Change of Control, a portion of an award holder’s awards that remains unvested at such time will become vested and/or exercisable based on a formula that, after it is applied at the time of the Change of Control event, results in the percentage of the holder’s cumulative awards that are vested and/or exercisable equaling the percentage by which the Initial Investors (as defined in the Equity Incentive Plan) reduced their collective ownership in the Company as part of the Change of Control (as defined in the Equity Incentive Plan and generally described below). If the Initial Investors collectively reduce their ownership in the Company by 75% or more, then any unvested awards will vest, and/or become exercisable, in full.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of February 5, 2017 by (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and named executive officer; and (3) all directors and executive officers as a group.
Percentage of class beneficially owned is based on 31,989,712 shares of common stock outstanding as of February 5, 2017, together with the applicable options (1) to purchase shares of common stock for each stockholder exercisable on February 5, 2017 or within 60 days thereafter and the number of shares issuable upon the vesting of restricted stock units held by the stockholder that is scheduled to occur within 60 days of February 5, 2017 and (2) the number of shares issuable upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris corporation common stock. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 5, 2017, upon the vesting of restricted stock units within 60 days after February 5, 2017 and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock are deemed outstanding for computing the percentage ownership of the person holding the options, restricted stock units, or exchangeable notes, as the case may be, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Securities That Can Be Acquired By Holder (2)	Total	Percent of Class
Oaktree Funds (3)(4)	18,190,518	1,748,938	19,939,456	59.1%
Apollo Funds (3)(5)	5,553,946	510,015	6,063,961	18.7%
Bain Capital Credit Funds (3)(6)	2,904,773	261,939	3,166,712	9.8%
Caspian Funds (3)(7)	2,560,889	136,348	2,697,237	8.4%
Sean M. Stack	46,825	441,452	488,277	1.5%
Christopher R. Clegg	21,191	239,688	260,879	*
Eric M. Rychel	13,814	61,226	75,040	*
Lawrence Stranghoener	13,902	26,616	40,518	*
G. Richard Wagoner	30,902	—	30,902	*
Donald T. Misheff	10,902	—	10,902	*
Jacobus A.J. Govers	—	—	—	*
Brook Hinchman (8)	—	—	—	*
Brian Laibow (8)	—	—	—	*
Matthew R. Michelini	—	—	—	*
Robert O’Leary (8)			—	*
Tamara S. Polmanteer	—	—	—	*
Emily Stephens (8)	—	—	—	*
Kaj Vazales (8)	—	—	—	*
All current executive officers and directors as a group (14 persons)	137,536	768,982	906,518	2.8%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Represents the number of shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 5, 2017, upon the vesting of restricted stock units within 60 days after February 5, 2017, and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock.

(3)
Aleris Corporation and each of its stockholders is a party to the stockholders agreement discussed in Item 13. - “Certain Relationships and Related Party Transactions-Stockholders Agreement.” Aleris Corporation and the Oaktree Funds, the Apollo Funds, the Bain Capital Credit Funds, the Caspian Funds and holders of at least 5% of outstanding Aleris Corporation common stock are each a party to the Registration Rights Agreement discussed in Item 13 - “Certain relationships and related party transactions-Registration rights agreement.”

(4)
Represents all equity interests owned by OCM Opportunities ALS Holdings, L.P., OCM High Yield Plus ALS Holdings, L.P., Oaktree European Credit Opportunities Holdings, Ltd., and OCM FIE, LLC. Of the shares included, 16,848,918 are held by OCM Opportunities ALS Holdings, L.P.; 999,065 are held by OCM High Yield Plus ALS Holdings, L.P.; 270,336 are held by Oaktree European Credit Opportunities Holdings, Ltd.; and 157,369 are held by OCM FIE, LLC, which includes 85,170 shares which may be acquired upon exercise of options that are vested. In addition the Oaktree Funds hold $27,901,538 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 1,663,768 shares of Aleris Corporation common stock). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to Nominees of the Oaktree Funds upon exchange of Aleris International’s 6% senior subordinated exchangeable notes. The mailing address for the owners listed above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

The general partner of OCM Opportunities ALS Holdings, L.P. and OCM Opportunities ALS Holdings, L.P. is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by OCM Opportunities ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM Opportunities ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The general partner of OCM High Yield Plus ALS Holdings, L.P. is Oaktree Fund GP IIA, LLC. The managing member of Oaktree Fund GP IIA, LLC is Oaktree Fund GP II, L.P. The general partner of Oaktree Fund GP II, L.P. is Oaktree Capital II, L.P. The general partner of Oaktree Capital II, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by OCM High Yield Plus ALS Holdings, L.P. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM High Yield Plus ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The director of Oaktree European Credit Opportunities Holdings, Ltd. is Oaktree Europe GP, Ltd. Oaktree Europe GP, Ltd. is also the general partner of Oaktree Capital Management (UK) LLP, which is the portfolio manager to Oaktree European Credit Opportunities II, Ltd. The sole shareholder of Oaktree Europe GP, Ltd. is Oaktree Capital Management (Cayman), L.P. The general partner of Oaktree Capital Management (Cayman), L.P. is Oaktree Holdings, Ltd. The sole shareholder of Oaktree Holdings, Ltd. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by Oaktree European Credit Opportunities Holdings, Ltd. Each of the directors, general partners, managers, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by each of Oaktree European Credit Opportunities Holdings, Ltd., except to the extent of any pecuniary interest therein. The address for Oaktree Capital Management (UK) LLP is 27 Knightsbridge, 4th Floor, London SW1X 7LY, United Kingdom, and the address for all other entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The managing member of OCM FIE, LLC is Oaktree Capital Management, L.P. The general partner of Oaktree Capital Management, L.P. is Oaktree Holdings, Inc. The sole shareholder of Oaktree Holdings, Inc. is Oaktree Capital Group, LLC. The

duly elected manager of Oaktree Capital Group, LLC is Oaktree Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone and David Kirchheimer, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by OCM FIE, LLC. Each of the general partners, managing members, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM FIE, LLC except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(5)
Represents 5,553,946 shares of common stock held of record by Apollo ALS Holdings II, L.P. (“Apollo ALS Holdings”). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned by the Apollo Funds in the above table include 510,015 shares of common stock issuable upon exchange of the $8,553,015 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes that are held by Apollo ALS Holdings.

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

(6)
Represents all equity interests of 111 Capital Grantor Trust, Nash Point CLO, Prospect Harbor Designated Investments, L.P., Sankaty Beacon Investment Partners, L.P., Race Point II CLO, Limited, Race Point III CLO Limited, Race Point IV CLO, Ltd., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., Sankaty Special Situations I Grantor Trust, Sankaty Credit Opportunities Grantor Trust, Sankaty High Yield Partners II Grantor Trust, Sankaty High Yield Partners III Grantor Trust and SR Group, LLC (collectively, the “Bain Capital Credit Funds”). The mailing address of the Bain Capital Credit Funds is c/o Bain Capital Credit, LP, 200 Clarendon Street, Boston, MA 02116.

In addition, the Bain Capital Credit Funds hold $4,392,855 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 261,939 shares of Aleris Corporation common stock). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Bain Capital Credit Funds upon exchange of Aleris International’s 6% senior subordinated exchangeable notes.
Bain Capital Credit, LP, a Delaware limited partnership (“Bain Capital Credit”), is the collateral manager to Nash Point CLO, an Irish public unlimited company (“NP”), Race Point II CLO, Limited, a Cayman Islands exempted company (“RP II”), Race Point III CLO Limited, an Irish public unlimited company (“RP III”), and Race Point IV CLO, Ltd., a Cayman Islands exempted company (“RP IV”). By virtue of these relationships, Bain Capital Credit may be deemed to have voting and dispositive power with respect to the shares of common stock held by each of NP, RP II, RP III, and RP IV. Bain Capital Credit disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
111 Capital Investors, LLC, a Delaware limited liability company (“111 Capital Investors”), is the trustee of 111 Capital Grantor Trust (“111”). Sankaty Credit Opportunities Investors, LLC, a Delaware limited liability company (“SCOI”), is the trustee of Sankaty Credit Opportunities Grantor Trust (“COPs”). Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company (“SCOI II”), is the sole general partner of Sankaty Credit Opportunities II, L.P., a Delaware limited partnership (“COPs II”). Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), is the sole general partner of Sankaty Credit Opportunities III, L.P., a Delaware limited partnership (“COPs III”). Sankaty Credit Opportunities Investors IV, LLC, a Delaware limited liability company (“SCOI IV”), is the sole general partner of Sankaty Credit Opportunities IV, L.P., a Delaware limited partnership (“COPs IV”). Sankaty Beacon Investors, LLC, a Delaware limited liability company (“Beacon Investors”) is the sole general partner of Prospect Harbor Designated Investments, L.P. (“Prospect Harbor”) and Sankaty Beacon Investment Partners, L.P. (“Beacon”). Sankaty Special Situations Investors I, LLC, a Delaware limited liability company (“SSS I Investors”), is the trustee of Sankaty Special Situations I Grantor Trust (“SSS I”). Bain Capital Credit,

LLC, a Delaware limited liability company (“BCCM”), is the managing member of 111 Capital Investors, SCOI, SCOI II, SCOI III, SCOI IV, Beacon Investors and SSS I Investors. By virtue of these relationships, BCCM may be deemed to share voting and dispositive power with respect to the shares of common stock held by 111, COPs, COPs II, COPs III, COPs IV, Prospect Harbor, Beacon and SSS I. BCCM and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
Sankaty Credit Opportunities Investors (Offshore) IV, L.P., a Cayman Islands exempted limited partnership (“SCOIO IV”), is the sole general partner of Sankaty Credit Opportunities (Offshore Master) IV, L.P., a Cayman Islands exempted limited partnership (“COPs IV Offshore”). Bain Capital Credit Member II, Ltd., a Cayman Islands exempted limited partnership (“BCCMII”) is the sole general partner of SCOIO IV. By virtue of these relationships, BCCMII may be deemed to share voting and dispositive power with respect to the shares of common stock held by COPs IV Offshore. BCCMII and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
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
Bain Capital Credit is the sole member of SR Group, LLC, a Delaware limited liability company (“SR”). Bain Capital Credit may be deemed to share voting and dispositive power with respect to the shares of common stock held by SR. Bain Capital Credit disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
The business address of each of the entities above is c/o Bain Capital Credit, LP, 200 Clarendon Street, Boston, MA 02116.

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

(8)
With respect to the less than 1% of shares held directly by each of Ms. Stephens and Messrs. Hinchman, Laibow, O’Leary and Vazales, these shares are held for the benefit of OCM FIE, LLC (“FIE”), a wholly owned subsidiary of Oaktree.

Each of Ms. Stephens and Messrs. Hinchman, Laibow, O’Leary and Vazales are officers of one or more Oaktree entities. As part of her or his employment with Oaktree and pursuant to the policies of Oaktree Capital Management, L.P., each of Ms. Stephens and Messrs. Hinchman, Laibow, O’Leary and Vazales must hold such shares, if applicable, on behalf of and for the sole benefit of FIE and has assigned all economic, pecuniary and voting rights to FIE. Each of Ms. Stephens and Messrs. Hinchman, Laibow, O’Leary and Vazales disclaim beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein.

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
Composition of Our Board of Directors
Our Board of Directors consists of ten directors, one of which is our Chairman and Chief Executive Officer and five of which were appointed by the Oaktree Funds which own indirectly a majority of our outstanding equity. The five directors appointed by the Oaktree Funds are Messrs. Hinchman, Laibow, O’Leary and Vazales and Ms. Stephens. Our bylaws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his or her successor is elected.
Director Independence
We are a privately held corporation. We consider Mr. Stack an “executive director” due to his employment relationship with us. We consider Messrs. Hinchman, Laibow, O’Leary and Vazales and Ms. Stephens “Oaktree affiliated directors” as they were designated as directors by the Oaktree Funds, our largest indirect stockholder owning a majority of our outstanding equity, pursuant to our Stockholders Agreement. We consider Messrs. Michelini, Misheff, Stranghoener and Wagoner to be “non-Oaktree affiliated directors” since they were appointed as directors in the normal course.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate fees billed for professional services by Ernst & Young LLP in 2016 and 2015 were:

Type of Fees	2016	2015
	(in thousands)
Audit fees	$3,867	$4,229
Audit related fees	230	4
Tax fees	35	18
Total	$4,132	$4,251
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of the Company’s consolidated financial statements included in its annual report, the audit of the Company’s internal control over financial reporting and the review of the Company’s quarterly financial statements included in quarterly reports on Form 10-Q, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits. “Audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, none of which were incurred in 2016 or 2015.
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

ALERIS CORPORATION

March 3, 2017	By:	/s/ Eric M. Rychel
Eric M. Rychel Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean M. Stack	Chairman and Chief Executive Officer and Director	March 3, 2017
Sean M. Stack	(Principal Executive Officer)

/s/ Eric M. Rychel	Executive Vice President, Chief	March 3, 2017
Eric M. Rychel	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ I. Timothy Trombetta	Vice President and Controller	March 3, 2017
I. Timothy Trombetta	(Principal Accounting Officer)

/s/ Brook D. Hinchman	Director	March 3, 2017
Brook D. Hinchman

/s/ Brian K. Laibow	Director	March 3, 2017
Brian K. Laibow

/s/ Matthew R. Michelini	Director	March 3, 2017
Matthew R. Michelini

/s/ Donald T. Misheff	Director	March 3, 2017
Donald T. Misheff

/s/ Robert O’Leary	Director	March 3, 2017
Robert O’Leary

/s/ Emily Stephens	Director	March 3, 2017
Emily Stephens

/s/ Lawrence W. Stranghoener	Director	March 3, 2017
Lawrence W. Stranghoener

/s/ Kaj Vazales	Director	March 3, 2017
Kaj Vazales

/s/ G. Richard Wagoner, Jr.	Director	March 3, 2017
G. Richard Wagoner, Jr.

Exhibit Index

Exhibit
Number	Description

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

2.4
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

4.3
Indenture, dated as of October 23, 2012, among Aleris International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Aleris International, Inc.’s Current Report on Form 8-K (File No. 333-173170) filed October 25, 2012, and incorporated herein by reference).

4.3.1
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

4.3.2	Form of 7 7/8% Senior Notes due 2020 (included as part of Exhibit 4.3 above).

4.4
Indenture, dated as of April 4, 2016, among Aleris International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 4.1 to Aleris

Exhibit
Number	Description

Corporation’s Current Report on Form 8-K (File No. 333-185443) filed April 8, 2016, and incorporated herein by reference).

4.4.1
First Supplemental Indenture, dated as of February 14, 2017, among Aleris International, Inc., Aleris Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 4.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed February 16, 2017, and incorporated herein by reference).

4.4.2	Form of 9 ½% Senior Secured Notes due 2021 (included as part of Exhibit 4.4 above).

10.1
Security Agreement, dated as of April 4, 2016, among Aleris International, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed April 7, 2016, and incorporated herein by reference).

10.2
Syndicated Facility Agreement, dated as of August 8, 2012, between Aleris Dinsheng Aluminum (Zhenjiang) Co. Ltd. (n/k/a Aleris Aluminum (Zhenjiang) Co., Ltd.), as borrower, with Bank of China Limited, Zhenjiang Branch, as lead arranger; Agricultural Bank of China Limited, Zhenjiang Branch, as secondary arranger; Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as facility agent and security agent; and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, Agricultural Bank of China Limited, Zhenjiang Runshou Sub-Branch, and Shanghai Pudong Development Bank, Luwan Sub-Branch (as lenders) (English translation) (filed as Exhibit 10.3 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 5, 2013, and incorporated herein by reference).

10.2.1*
Agreement on New Syndicated Loan Amortization Schedule for Syndicated Loan, dated as of December 21, 2016, among Aleris Aluminum (Zhenjiang) Co., Ltd., Bank of China Limited, Zhenjiang Jingkou Sub-branch and Agricultural Bank of China Limited, Zhenjiang Jingkou Sub-branch (English translation).

10.2.2*
Mortgage Agreement, dated as of December 21, 2016, between Aleris Aluminum (Zhenjiang) Co., Ltd., as mortgagor, and Bank of China Limited, Zhenjiang Jingkou Sub-branch, as security agent (English translation).

10.2.3*
Deposit Pledge Agreement, dated as of December 21, 2016, between Aleris Aluminum (Zhenjiang) Co., Ltd., as pledgor, and Bank of China Limited, Zhenjiang Jingkou Sub-branch, as pledgee (English translation).

10.2.4*
Supplemental Agreement to Working Capital Loan Agreement, dated as of December 21, 2016, between Aleris Aluminum (Zhenjiang) Co., Ltd., and Bank of China Limited, Zhenjiang Jingkou Sub-branch (English translation).

10.3
Revolving Loan Facility Agreement, dated as of August 22, 2012, between Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd. (n/k/a Aleris Aluminum (Zhenjiang) Co., Ltd.), as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.29 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 5, 2013 and incorporated herein by reference).

10.3.1
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

10.4.1
Amendment No. 1 to Credit Agreement, dated as of March 18, 2016, by and between Aleris International, Inc. and JP Morgan Chase Bank, N.A. (as Administrative Agent) (filed as exhibit 10.4.1 to Aleris Corporations Quarterly Report on Form 10-Q (File No. 333-185443) filed on May 5, 2016, and incorporated herein by reference).

10.4.2*
Amendment No. 2 to Credit Agreement, dated as of February 8, 2017, by and between Aleris International, Inc., the other Domestic Borrowers party thereto, the European Borrowers and other Loan Parties party thereto, JP Morgan Chase Bank, N.A. (as Administrative Agent), and the Lenders and other parties party thereto.

10.5
Pledge and Security Agreement, dated June 15, 2015, among Aleris International, Inc., the other Domestic Borrowers party thereto, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed June 19, 2015, and incorporated herein by reference).

10.6†
Amended and Restated Employment Agreement, effective as of July 11, 2015, by and among Aleris Corporation, Aleris International, Inc. and Sean Stack (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed October 13, 2015, and incorporated herein by reference).

10.7†
Form of Executive Employment Agreement with Aleris International, Inc. and the Company (filed as Exhibit 10.39 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 27, 2015, and incorporated herein by reference).

10.8†
Form of Employment Agreement dated as of June 1, 2010 by and between Aleris International, Inc., Aleris Holding Company and Christopher R. Clegg (filed as Exhibit 10.7 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.8.1†
Form of Amendment of Form of Employment Agreement by and between Aleris Corporation and Christopher R. Clegg (filed as Exhibit 10.6.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.8.2†
Form of Amendment to Employment Agreement by and between Aleris International, Inc., Aleris Corporation and Christopher R. Clegg, (filed as Exhibit 10.6 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721) filed January 22, 2014, and incorporated herein by reference).

10.9†*	Form of Employment Agreement For Employee, between Aleris Aluminum Duffel BVBA and Mr. Jack (Jacobus A. J.) Govers.

10.10†
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

10.10.2†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 15, 2014 (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.10.3†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 21, 2014 (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.11†	Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Stock Option Agreement, dated as of June 1, 2010 between Aleris Holding Company and each of Sean M. Stack and

Exhibit
Number	Description

Christopher R. Clegg (filed as Exhibit 10.11 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.11.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack and Christopher R. Clegg (filed as Exhibit 10.10.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.11.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack and Christopher R. Clegg (filed as Exhibit 10.9.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

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

10.14†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Restricted Stock Unit Agreement dated as of June 1, 2010 between Aleris Holding Company and Christopher R. Clegg (filed as Exhibit 10.14 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.14.1†
Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Christopher R. Clegg (filed as Exhibit 10.14.1 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

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

10.17†
Restated Aleris Cash Balance Plan, as amended and restated as of January 1, 2016 (filed as Exhibit 10.19.1 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed on March 9, 2016, and incorporated herein by reference).

10.18†*	Addendum No. 7 to the Group Insurance Plan of February 20, 1996 for Aleris Belgium Duffel BVBA effective as of May 1, 2016 (English translation).

10.19†*	Form of Transaction Bonus Agreement between Aleris Corporation and each of Sean M. Stack, Eric M. Rychel, Jack (Jacobus A. J.) Govers, Christopher R. Clegg and Tamara S. Polmanteer.

10.20†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Stock Option Award Agreement with Brian Laibow (filed as Exhibit 10.23 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

Exhibit
Number	Description

10.20.1†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with Brian Laibow (filed as Exhibit 10.21.2 to Aleris Corporation’s Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-173721), and incorporated herein by reference).

10.21†
Form of Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with Brian Laibow (filed as Exhibit 10.24 to Aleris International, Inc.’s Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

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

10.29†
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

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2016.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

Exhibit
Number	Description

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

*	Filed herewith.