Form 10-Q
period 2017-03-31
Aleris Corp
filed 2017-05-04
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if smaller reporting company)	Smaller reporting company	☐

			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 31,989,712 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2017.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$74.6	$55.6
Accounts receivable (net of allowances of $7.0 and $7.6 at March 31, 2017 and December 31, 2016, respectively)	271.3	218.7
Inventories	610.2	538.9
Prepaid expenses and other current assets	36.6	33.4
Total Current Assets	992.7	846.6
Property, plant and equipment, net	1,375.2	1,346.0
Intangible assets, net	36.3	36.8
Deferred income taxes	91.9	88.3
Other long-term assets	67.6	72.2
Total Assets	$2,563.7	$2,389.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$294.1	$246.6
Accrued liabilities	224.6	201.4
Current portion of long-term debt	28.5	27.7
Total Current Liabilities	547.2	475.7
Long-term debt	1,564.8	1,438.5
Deferred income taxes	9.2	2.8
Accrued pension benefits	159.8	158.4
Accrued postretirement benefits	33.6	34.2
Other long-term liabilities	63.2	63.7
Total Long-Term Liabilities	1,830.6	1,697.6
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,989,712 and 31,904,250 shares issued at March 31, 2017 and December 31, 2016, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	427.5	428.0
Retained (deficit) earnings	(28.0)	11.8
Accumulated other comprehensive loss	(213.9)	(223.5)
Total Equity	185.9	216.6
Total Liabilities and Equity	$2,563.7	$2,389.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2017	March 31, 2016
Revenues	$674.2	$662.5
Cost of sales	589.1	589.0
Gross profit	85.1	73.5
Selling, general and administrative expenses	53.2	50.3
Restructuring charges	0.4	0.8
Losses (gains) on derivative financial instruments	28.2	(1.0)
Other operating expense, net	1.0	0.4
Operating income	2.3	23.0
Interest expense, net	27.1	18.1
Other (income) expense, net	(0.3)	2.5
(Loss) income before income taxes	(24.5)	2.4
Provision for income taxes	10.7	8.7
Net loss	$(35.2)	$(6.3)

Comprehensive (loss) income	$(25.6)	$16.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2017	March 31, 2016
Operating activities
Net loss	$(35.2)	$(6.3)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	25.7	26.3
Provision for deferred income taxes	6.1	3.3
Stock-based compensation expense	0.6	1.7
Unrealized losses (gains) on derivative financial instruments	7.8	(9.2)
Amortization of debt issuance costs	0.8	1.6
Other	1.0	—
Changes in operating assets and liabilities:
Change in accounts receivable	(50.4)	(55.9)
Change in inventories	(66.9)	5.1
Change in other assets	(0.6)	4.3
Change in accounts payable	43.8	46.1
Change in accrued liabilities	28.7	(5.8)
Net cash (used) provided by operating activities	(38.6)	11.2
Investing activities
Payments for property, plant and equipment	(62.6)	(122.0)
Other	(0.4)	(0.1)
Net cash used by investing activities	(63.0)	(122.1)
Financing activities
Proceeds from revolving credit facilities	159.5	110.0
Payments on revolving credit facilities	(294.5)	(0.2)
Proceeds from senior secured notes, inclusive of premiums	263.8	—
Net payments on other long-term debt	(2.3)	(0.3)
Debt issuance costs	(1.8)	(0.4)
Other	(1.2)	(0.4)
Net cash provided by financing activities	123.5	108.7
Effect of exchange rate differences on cash, cash equivalents and restricted cash	0.6	1.9
Net increase (decrease) in cash, cash equivalents and restricted cash	22.5	(0.3)
Cash, cash equivalents and restricted cash at beginning of period	55.6	62.2
Cash, cash equivalents and restricted cash at end of period	$78.1	$61.9

Cash and cash equivalents	$74.6	$61.9
Restricted cash (included in Other current assets)	3.5	—
Cash, cash equivalents and restricted cash	$78.1	$61.9

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
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This guidance requires the presentation of all components of net periodic benefit cost other than service costs outside of operating income. Only the service cost component will be included in operating income and eligible for capitalization in assets. The guidance is effective for the Company for fiscal years beginning after December 15, 2017, and will be applied retrospectively. We are currently evaluating the impact the application of ASU 2017-07 will have on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). This guidance requires companies to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18 in the first quarter of 2017. The adoption of this guidance resulted in the updated presentation of restricted cash in our current period Consolidated Statements of Cash Flows. As there was no restricted cash in the prior year, the adoption of this guidance had no affect on the prior year presentation of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). This guidance requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The income tax effects of intercompany inventory transactions will continue to be deferred. We early adopted ASU 2016-16 in the first quarter of 2017. The impact of adopting this guidance on the Company’s consolidated financial statements resulted in credits to prepaid expenses and other current assets and other comprehensive income of approximately $8.2 and $0.1, respectively, and debits to deferred income tax assets and retained earnings of approximately $3.6 and $4.7, respectively.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This guidance makes several modifications to the accounting for stock-based compensation, including forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. We adopted ASU 2016-09 in the first quarter of 2017. The tax effects associated with stock-based compensation are now recorded through the income statement. Additionally, forfeitures will now be recognized as they occur. Prior periods have not been adjusted.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
2. INVENTORIES
The components of our “Inventories” as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Raw materials	$186.4	$181.7
Work in process	233.9	195.4
Finished goods	161.6	134.0
Supplies	28.3	27.8
Total inventories	$610.2	$538.9
3. LONG-TERM DEBT
Our debt as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
2015 ABL Facility	$120.7	$255.3
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $4.2 and $4.5 at March 31, 2017 and December 31, 2016, respectively	435.8	435.5
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $1.0 at March 31, 2017 and net of discount and deferred issuance costs of $11.6 at December 31, 2016	801.0	538.4
Exchangeable Notes, net of discount of $0.4 at March 31, 2017 and December 31, 2016	44.4	44.4
Zhenjiang Term Loans, net of discount of $0.5 at March 31, 2017 and December 31, 2016	163.8	164.5
Zhenjiang Revolver, net of discount of $0.1 at March 31, 2017 and December 31, 2016	21.9	22.0
Other	5.7	6.1
Total debt	1,593.3	1,466.2
Less: Current portion of long-term debt	28.5	27.7
Total long-term debt	$1,564.8	$1,438.5
9 ½% Senior Secured Notes due 2021
On February 14, 2017, Aleris International issued an additional $250.0 aggregate principal amount of its 9 ½% Senior Secured Notes due 2021. The Company initially issued $550.0 aggregate principal amount of 9 ½% Senior Secured Notes due 2021 on April 4, 2016, which remain outstanding. The additional notes were issued under the indenture governing the previously issued 9 ½% Senior Secured Notes. The Company received net proceeds of approximately $263.8, after deducting the initial purchasers’ discount, from the issuance of the additional notes. Theses proceeds are being used for general corporate purposes, which may include working capital and/or capital expenditures.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

4. COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
Our operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, storage, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements.
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
Our reserves for environmental remediation liabilities totaled $23.7 and $23.8 at March 31, 2017 and December 31, 2016, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2017 and December 31, 2016, $11.4 and $11.5, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $4.7 at March 31, 2017 and December 31, 2016. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
5. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the three months ended March 31, 2017:

Total Equity
Total equity at January 1, 2017	$216.6
Net loss	(35.2)
Other comprehensive income	9.6
Stock-based compensation activity	(0.4)
Adoption of new accounting standards	(4.7)
Total equity at March 31, 2017	$185.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table shows changes in the number of our issued and outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2017	31,904,250
Issuance associated with vested restricted stock units	85,462
Balance at March 31, 2017	31,989,712
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the three months ended March 31, 2017:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2017	$(150.9)	$(72.6)	$(223.5)
Current period currency translation adjustments	9.4	(0.7)	8.7
Amortization of net actuarial losses and prior service costs, net of tax	—	0.9	0.9
Balance at March 31, 2017	$(141.5)	$(72.4)	$(213.9)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(1.1)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.2
Losses reclassified into earnings, net of tax	$(0.9)
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
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2016. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, restricted cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended March 31, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$348.5	$302.6	$23.1		$674.2
Intra-entity revenues	3.1	6.4	1.1	$(10.6)	—
Total revenues	$351.6	$309.0	$24.2	$(10.6)	$674.2
Segment income	$24.2	$38.0	$1.4		$63.6

Three months ended March 31, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$333.9	$309.1	$19.5		$662.5
Intra-entity revenues	0.2	3.6	1.8	$(5.6)	—
Total revenues	$334.1	$312.7	$21.3	$(5.6)	$662.5
Segment income	$24.2	$32.9	$0.9		$58.0
The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended
	March 31, 2017	March 31, 2016
Total segment income	$63.6	$58.0
Unallocated amounts:
Depreciation and amortization	(25.7)	(26.3)
Other corporate general and administrative expenses	(12.4)	(13.1)
Restructuring charges	(0.4)	(0.8)
Interest expense, net	(27.1)	(18.1)
Unallocated (losses) gains on derivative financial instruments	(7.7)	9.2
Unallocated currency exchange losses	(0.1)	(0.1)
Start-up costs	(14.5)	(6.3)
Other expense, net	(0.2)	(0.1)
(Loss) income before income taxes	$(24.5)	$2.4
The following table shows our reportable segment assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets
North America	$1,280.0	$1,180.2
Europe	697.2	645.3
Asia Pacific	354.8	358.6
Unallocated assets	231.7	205.8
Total consolidated assets	$2,563.7	$2,389.9
8. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the Aleris Corporation 2010 Equity Incentive Plan, which has been amended from time to time (the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of management of the Company and directors. All

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
During the three months ended March 31, 2017, no stock options or restricted stock units were granted and 21,291 stock options were forfeited. We recorded stock-based compensation expense of $0.6 and $1.7 for the three months ended March 31, 2017 and 2016, respectively.
9. INCOME TAXES
Our effective tax rates were (43.2)% and 365.4% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of March 31, 2017, we had $2.4 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of March 31, 2017, we had approximately $0.7 of accrued interest related to uncertain tax positions.
The 2009 through 2016 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.
10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended
	March 31, 2017	March 31, 2016
Service cost	$1.0	$0.9
Interest cost	1.4	1.5
Amortization of net actuarial losses	0.5	0.5
Amortization of prior service cost	0.1	0.1
Expected return on plan assets	(2.6)	(2.5)
Net periodic benefit expense	$0.4	$0.5

	Non U.S. pension benefits
	For the three months ended
	March 31, 2017	March 31, 2016
Service cost	$0.9	$0.5
Interest cost	0.4	0.5
Amortization of net actuarial losses	0.7	0.4
Net periodic benefit expense	$2.0	$1.4
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
Interest cost	$0.3	$0.3
Amortization of net actuarial gains	(0.1)	—
Net postretirement benefit expense	$0.2	$0.3
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. There was no was cash collateral posted at March 31, 2017 or December 31, 2016. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of March 31, 2017 and December 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	Fair Value of Derivatives as of
	March 31, 2017		December 31, 2016
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$20.0	$(31.3)	$8.9	$(12.3)
Energy	0.1	(0.1)	0.7	—
Currency	0.1	(1.6)	—	(2.3)
Total	20.2	(33.0)	9.6	(14.6)
Effect of counterparty netting	(16.9)	16.9	(6.6)	6.6
Net derivatives as classified in the balance sheet	$3.3	$(16.1)	$3.0	$(8.0)
The fair value of our derivative financial instruments at March 31, 2017 and December 31, 2016 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Metal	Prepaid expenses and other current assets	$0.3	$2.3
	Other long-term assets	3.0	—
Energy	Prepaid expenses and other current assets	—	0.7
Total		$3.3	$3.0

Liability Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Metal	Accrued liabilities	$14.6	$5.1
	Other long-term liabilities	—	0.6
Currency	Accrued liabilities	1.5	1.8
	Other long-term liabilities	—	0.5
Total		$16.1	$8.0
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized losses on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2017	March 31, 2016
Metal	$19.5	$7.3
Energy	0.4	0.6
Currency	0.5	0.3
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

the put option strike price is less than the closing price, no amount is paid and the option expires. As of March 31, 2017 and December 31, 2016, we had 0.1 million and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2017 and December 31, 2016, we had 1.8 trillion and 2.1 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2017 and December 31, 2016 we had no diesel swap contracts.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of March 31, 2017 and December 31, 2016, we had euro forward contracts covering a notional amount of €38.5 million and €34.6 million, respectively.
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
Recurring Fair Value Measurements
Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. Fair value is defined by FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2017 and December 31, 2016, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$74.6	$74.6	Level 1	$55.6	$55.6	Level 1
Restricted cash	3.5	3.5	Level 1	—	—	N/A
Receivables held in escrow	17.0	20.6	Level 2	17.0	20.6	Level 2
2015 ABL Facility	120.7	120.7	Level 2	255.3	255.3	N/A
7 7/8% Senior Notes	435.8	431.1	Level 1	435.5	441.7	Level 1
9 ½ % Senior Secured Notes	801.0	862.0	Level 1	538.4	594.0	Level 1
Exchangeable Notes	44.4	81.4	Level 3	44.4	81.4	Level 3
Zhenjiang Term Loans	163.8	164.3	Level 3	164.5	165.0	Level 3
Zhenjiang Revolver	21.9	22.0	Level 3	22.0	22.1	Level 3
The receivables held in escrow include shares of Real Industry, Inc.’s Series B non-participating preferred stock issued to the Company in connection with the 2015 sale of our former North American and European recycling and specification alloys businesses and which have been held in escrow to secure our indemnification obligations under the sale agreement. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the 2015 ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.5% as of March 31, 2017 and 1.6% as of December 31, 2016, respectively and expected equity volatility of 40% as of March 31, 2017 and 45% as of December 31, 2016, respectively. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”) and 9 ½% Senior Secured Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
12. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On August 29, 2016, we entered into a definitive agreement to be acquired by Zhongwang USA LLC (“Zhongwang USA”) (the “Merger”). Under the terms of the Merger, Zhongwang USA has agreed to pay approximately $1,110.0 in cash, subject to adjustment, for the equity of Aleris Corporation and will assume certain of the Company’s outstanding indebtedness. The Merger was unanimously approved by the Board of Directors of Aleris Corporation and is targeted to close in the second quarter of 2017, subject to customary regulatory approvals and closing conditions. The Merger is not subject to a financing condition. There can be no assurance that the Merger will be consummated at all or that it will close in the second quarter of 2017.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the 7 7/8% Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 7 7/8% Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries,

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 7 7/8% Senior Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the 9 ½% Senior Secured Notes. The condensed consolidating balance sheets are presented as of March 31, 2017 and December 31, 2016. The condensed consolidating statements of comprehensive income (loss) and the condensed consolidating statements of cash flows are presented for the three months ended March 31, 2017 and 2016.
The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged in the event of:

▪
any sale of the Guarantor Subsidiary or of all or substantially all of its assets and if applicable, the release or discharge from its guarantee of, and all pledges and security granted by it in connection with, the 2015 ABL Facility;

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	As of March 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$42.7	$—	$34.2	$(2.3)	$74.6
Accounts receivable, net	—	—	107.9	163.4	—	271.3
Inventories	—	—	286.1	324.1	—	610.2
Prepaid expenses and other current assets	—	0.6	14.6	21.4	—	36.6
Intercompany receivables	—	208.0	64.7	159.6	(432.3)	—
Total Current Assets	—	251.3	473.3	702.7	(434.6)	992.7
Property, plant and equipment, net	—	—	848.9	526.3	—	1,375.2
Intangible assets, net	—	—	20.4	15.9	—	36.3
Deferred income taxes	—	—	—	91.9	—	91.9
Other long-term assets	—	11.7	6.1	49.8	—	67.6
Investments in subsidiaries	187.8	1,457.4	(3.1)	—	(1,642.1)	—
Total Assets	$187.8	$1,720.4	$1,345.6	$1,386.6	$(2,076.7)	$2,563.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$2.2	$155.6	$138.6	$(2.3)	$294.1
Accrued liabilities	—	53.3	90.5	80.8	—	224.6
Current portion of long-term debt	—	—	0.4	28.1	—	28.5
Intercompany payables	1.9	195.9	218.2	16.3	(432.3)	—
Total Current Liabilities	1.9	251.4	464.7	263.8	(434.6)	547.2
Long-term debt	—	1,281.2	0.5	283.1	—	1,564.8
Deferred income taxes	—	—	0.2	9.0	—	9.2
Accrued pension benefits	—	—	43.7	116.1	—	159.8
Accrued postretirement benefits	—	—	33.6	—	—	33.6
Other long-term liabilities	—	—	36.7	26.5	—	63.2
Total Long-Term Liabilities	—	1,281.2	114.7	434.7	—	1,830.6
Total equity	185.9	187.8	766.2	688.1	(1,642.1)	185.9
Total Liabilities and Equity	$187.8	$1,720.4	$1,345.6	$1,386.6	$(2,076.7)	$2,563.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	As of December 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$5.5	$—	$53.3	$(3.2)	$55.6
Accounts receivable, net	—	—	81.0	137.7	—	218.7
Inventories	—	—	240.8	298.1	—	538.9
Prepaid expenses and other current assets	—	—	15.2	18.2	—	33.4
Intercompany receivables	—	897.9	296.5	164.2	(1,358.6)	—
Total Current Assets	—	903.4	633.5	671.5	(1,361.8)	846.6
Property, plant and equipment, net	—	—	819.1	526.9	—	1,346.0
Intangible assets, net	—	—	20.9	15.9	—	36.8
Deferred income taxes	—	—	—	88.3	—	88.3
Other long-term assets	—	10.8	6.1	55.3	—	72.2
Investments in subsidiaries	217.6	1,089.6	2.8	—	(1,310.0)	—
Total Assets	$217.6	$2,003.8	$1,482.4	$1,357.9	$(2,671.8)	$2,389.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$1.8	$126.1	$121.9	$(3.2)	$246.6
Accrued liabilities	—	19.8	109.3	72.3	—	201.4
Current portion of long-term debt	—	—	0.5	27.2	—	27.7
Intercompany payables	1.0	616.2	719.6	21.8	(1,358.6)	—
Total Current Liabilities	1.0	637.8	955.5	243.2	(1,361.8)	475.7
Long-term debt	—	1,148.4	0.6	289.5	—	1,438.5
Deferred income taxes	—	—	0.2	2.6	—	2.8
Accrued pension benefits	—	—	44.1	114.3	—	158.4
Accrued postretirement benefits	—	—	34.2	—	—	34.2
Other long-term liabilities	—	—	36.5	27.2	—	63.7
Total Long-Term Liabilities	—	1,148.4	115.6	433.6	—	1,697.6
Total equity	216.6	217.6	411.3	681.1	(1,310.0)	216.6
Total Liabilities and Equity	$217.6	$2,003.8	$1,482.4	$1,357.9	$(2,671.8)	$2,389.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended March 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$349.4	$332.1	$(7.3)	$674.2
Cost of sales	—	—	324.6	271.8	(7.3)	589.1
Gross profit	—	—	24.8	60.3	—	85.1
Selling, general and administrative expenses	—	0.1	32.4	20.7	—	53.2
Restructuring charges	—	—	0.3	0.1	—	0.4
Losses on derivative financial instruments	—	—	20.0	8.2	—	28.2
Other operating expense, net	—	—	1.0	—	—	1.0
Operating (loss) income	—	(0.1)	(28.9)	31.3	—	2.3
Interest expense, net	—	—	20.7	6.4	—	27.1
Other (income) expense, net	—	(0.3)	(1.2)	1.2	—	(0.3)
Equity in net loss (earnings) of affiliates	35.2	35.3	(0.2)	—	(70.3)	—
(Loss) income before income taxes	(35.2)	(35.1)	(48.2)	23.7	70.3	(24.5)
Provision for (benefit from) income taxes	—	0.1	(0.1)	10.7	—	10.7
Net (loss) income	$(35.2)	$(35.2)	$(48.1)	$13.0	$70.3	$(35.2)

Comprehensive (loss) income	$(25.6)	$(25.6)	$(47.6)	$22.2	$51.0	$(25.6)

	For the three months ended March 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$334.1	$332.1	$(3.7)	$662.5
Cost of sales	—	—	306.7	286.0	(3.7)	589.0
Gross profit	—	—	27.4	46.1	—	73.5
Selling, general and administrative expenses	—	1.3	28.6	20.4	—	50.3
Restructuring charges	—	—	0.3	0.5	—	0.8
Losses (gains) on derivative financial instruments	—	—	1.7	(2.7)	—	(1.0)
Other operating expense, net	—	—	0.3	0.1	—	0.4
Operating (loss) income	—	(1.3)	(3.5)	27.8	—	23.0
Interest expense, net	—	—	9.8	8.3	—	18.1
Other (income) expense, net	—	(3.7)	(1.2)	7.4	—	2.5
Equity in net loss (earnings) of affiliates	6.3	8.7	(0.4)	—	(14.6)	—
(Loss) income before income taxes	(6.3)	(6.3)	(11.7)	12.1	14.6	2.4
(Benefit from) provision for income taxes	—	—	(0.2)	8.9	—	8.7
Net (loss) income	$(6.3)	$(6.3)	$(11.5)	$3.2	$14.6	$(6.3)

Comprehensive income (loss)	$16.6	$16.6	$(10.5)	$25.2	$(31.3)	$16.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended March 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.1	$303.5	$(355.6)	$11.8	$0.6	$(38.6)
Investing activities
Payments for property, plant and equipment	—	—	(52.7)	(9.9)	—	(62.6)
Equity contributions in subsidiaries	—	(406.6)	—	—	406.6	—
Return of investment in subsidiaries	—	8.3	5.8	—	(14.1)	—
Other	—	—	(0.4)	—	—	(0.4)
Net cash used by investing activities	—	(398.3)	(47.3)	(9.9)	392.5	(63.0)
Financing activities
Proceeds from the revolving credit facilities	—	55.0	—	104.5	—	159.5
Payments on the revolving credit facilities	—	(185.0)	—	(109.5)	—	(294.5)
Proceeds from senior secured notes, inclusive of premiums	—	263.8	—	—	—	263.8
Payments on other long-term debt	—	—	(0.1)	(2.2)	—	(2.3)
Debt issuance costs		(1.8)	—	—	—	(1.8)
Proceeds from intercompany equity contributions	—	—	402.6	4.0	(406.6)	—
Dividends paid	—	—	—	(14.4)	14.4	—
Other	(1.1)	—	0.4	(0.5)	—	(1.2)
Net cash (used) provided by financing activities	(1.1)	132.0	402.9	(18.1)	(392.2)	123.5
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	0.6	—	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	—	37.2	—	(15.6)	0.9	22.5
Cash, cash equivalents and restricted cash at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash, cash equivalents and restricted cash at end of period	$—	$42.7	$—	$37.7	$(2.3)	$78.1

Cash and cash equivalents	$—	$42.7	$—	$34.2	$(2.3)	$74.6
Restricted cash (included in Other current assets)	—	—	—	3.5	—	3.5
Cash, cash equivalents and restricted cash	$—	$42.7	$—	$37.7	$(2.3)	$78.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended March 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.4	$(115.0)	$100.3	$26.0	$(0.5)	$11.2
Investing activities
Payments for property, plant and equipment	—	—	(99.7)	(22.3)	—	(122.0)
Return of investments in subsidiaries	—	5.0	0.1	—	(5.1)	—
Other	—	—	—	(0.1)	—	(0.1)
Net cash provided (used) by investing activities	—	5.0	(99.6)	(22.4)	(5.1)	(122.1)
Financing activities
Proceeds from revolving credit facilities	—	110.0	—	—	—	110.0
Payments on revolving credit facilities	—	—	—	(0.2)	—	(0.2)
Net proceeds from (payments on) other long-term debt	—	0.1	(0.3)	(0.1)	—	(0.3)
Debt issuance costs	—	(0.4)	—	—	—	(0.4)
Dividends paid	—	—	(0.3)	(5.3)	5.6	—
Other	(0.4)	0.3	(0.1)	(0.2)	—	(0.4)
Net cash (used) provided by financing activities	(0.4)	110.0	(0.7)	(5.8)	5.6	108.7
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	1.9	—	1.9
Net decrease in cash, cash equivalents and restricted cash	—	—	—	(0.3)	—	(0.3)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	62.2	—	62.2
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$61.9	$—	$61.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of March 31, 2017 and December 31, 2016 and our consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2017 and 2016 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2017 and 2016, as well as a brief discussion of our current sources of capital;

▪
Non-GAAP Financial Measures - an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin (all defined below), as well as reconciliations to the applicable generally accepted accounting principles in the United States (“GAAP”) performance measures;

▪	Critical Accounting Policies and Estimates - a discussion of the accounting policies that require us to make estimates and judgments; and

▪	Off-Balance Sheet Transactions.
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
The Merger is subject to customary regulatory approvals, including the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), and other customary closing conditions. The Merger is not subject to a financing condition. As previously disclosed, following the initial filing of the CFIUS voluntary notice by Aleris

Corporation and Zhongwang USA, CFIUS identified national security concerns with the Merger and invited Aleris Corporation and Zhongwang USA to withdraw and refile their notice in order to obtain additional time to provide additional information, including possible measures to mitigate these concerns. In February 2017, Aleris Corporation and Zhongwang USA withdrew their notice and intend to refile in the second quarter of 2017. The Merger is targeted to close in the second quarter of 2017. There can be no assurance that the Merger will be consummated in the second quarter of 2017 or at all. The Merger Agreement may be terminated by Aleris Corporation or Zhongwang USA on or before May 29, 2017.
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 70% of our costs of sales for the three months ended March 31, 2017. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2017 and 2016 were $1,850 and $1,515, respectively, which represents an increase of approximately 22%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year-to-date revenues may not correspond to LME and regional premium price changes for those same periods.
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

For additional information on the key factors impacting our profitability, see “–Critical Measures of Our Financial Performance” and “–Our Segments,” below.

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
Our exposure to changing primary aluminum prices and premium differentials, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices and premium differentials to the extent it is not committed to fixed price sales orders. Such exposure will increase as inventory is built in order to meet customer needs during an extended outage at our Lewisport facility which is expected to occur in the second and third quarters of 2017.
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of March 31, 2017 and December 31, 2016, no cash collateral had been posted.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” The primary aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We also exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.

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
In addition to analyzing our consolidated operating performance based upon revenues and Adjusted EBITDA, we measure the performance of our operating segments using segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, restricted cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
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
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2017	March 31, 2016
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	114.8	119.8

Revenues	$351.6	$334.1
Hedged cost of metal	(207.4)	(192.1)
Favorable metal price lag	(0.9)	(3.4)
Commercial margin	$143.3	$138.6
Commercial margin per metric ton shipped	$1,247.7	$1,156.6

Segment income	$24.2	$24.2
Favorable metal price lag	(0.9)	(3.4)
Segment Adjusted EBITDA (1)	$23.3	$20.7
Segment Adjusted EBITDA per metric ton shipped	$202.6	$172.9

Start-up costs	$13.0	$6.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2017	March 31, 2016
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	79.7	82.0

Revenues	$309.0	$312.7
Hedged cost of metal	(168.1)	(167.6)
Favorable metal price lag	(0.7)	(0.3)
Commercial margin	$140.2	$144.8
Commercial margin per metric ton shipped	$1,759.7	$1,766.4

Segment income	$38.0	$32.9
Favorable metal price lag	(0.7)	(0.3)
Segment Adjusted EBITDA (1)	$37.3	$32.6
Segment Adjusted EBITDA per metric ton shipped	$467.8	$397.9

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2017	March 31, 2016
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	5.5	4.9

Revenues	$24.2	$21.3
Hedged cost of metal	(13.2)	(11.2)
Favorable metal price lag	(0.5)	—
Commercial margin	$10.5	$10.1
Commercial margin per metric ton shipped	$1,906.8	$2,066.8

Segment income	$1.4	$0.9
Favorable metal price lag	(0.5)	—
Segment Adjusted EBITDA (1)	$0.9	$0.9
Segment Adjusted EBITDA per metric ton shipped	$170.3	$180.9

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
We estimate that segment income and Adjusted EBITDA for the second quarter of 2017 will be in line with the second quarter of 2016 and higher than the first quarter of 2017. Factors influencing anticipated second quarter performance include:

▪	continued demand growth for North America building and construction;

▪	improved operating performance and an inventory build ahead of an extended Lewisport outage are expected to drive productivity and cost absorption benefits offsetting the outage impact;

▪	favorable scrap spreads resulting from higher aluminum prices;

▪	Europe to be unfavorably impacted by continued aerospace destocking; and

▪	segment income in the second quarter will be dependent, in part, upon changing aluminum prices and the resulting metal price lag.
In addition, pre-tax income will be unfavorably impacted by increased start-up costs and interest expense.
Capital expenditures during the second quarter of 2017 are expected to be lower than the second quarter of 2016. We expect capital spending of approximately $240.0 million to $250.0 million in 2017 before capitalized interest, including the amounts spent in the first quarter of the year.
Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues for the three months ended March 31, 2017 increased $11.7 million when compared to the prior year period. The higher average price of aluminum included in our invoiced prices increased revenues approximately $38.0 million, while lower volumes decreased revenues approximately $20.0 million. Distribution volumes in North America decreased 18% as inventories were strategically built ahead of an extended outage associated with the ongoing North America ABS Project. European aerospace volumes decreased 6% as a result of aerospace destocking and European automotive volumes decreased 7% due to a shift in program timing. In addition, a stronger average U.S. dollar negatively impacted the translation of our euro-based revenues, reducing revenues by approximately $8.0 million.

The following table presents the estimated impact of key factors that resulted in the 2% increase in our consolidated first quarter revenues from 2016 to 2017:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$24.0	7%	$14.0	4%	$—	—%	$38.0	6%
Commercial price	3.0	1	(1.0)	—	(2.0)	(9)	—	—
Volume/Mix	(14.0)	(4)	(10.0)	(3)	4.0	19	(20.0)	(3)
Currency	—	—	(8.0)	(2)	—	—	(8.0)	(1)
Other	4.5	1	1.3	—	0.9	4	6.7	1
Total	$17.5	5%	$(3.7)	(1)%	$2.9	14%	$16.7	3%
Intra-entity revenues							(5.0)	(1)
Total							$11.7	2%
Gross profit for the three months ended March 31, 2017 was $85.1 million compared to $73.5 million for the three months ended March 31, 2016. Metal price lag had an estimated $10.5 million favorable impact on gross profit for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. The favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive (Loss) Income. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2017 and 2016:

		For the three months ended
		March 31, 2017	March 31, 2016	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	Favorable metal price lag	$21.6	$11.1	$10.5
Losses (gains) on derivative financial instruments	Realized losses on metal derivatives	(19.5)	(7.3)	(12.2)
	Favorable metal price lag net of realized derivative losses	$2.1	$3.8	$(1.7)
In addition, favorable metal spreads, resulting from higher aluminum prices and improved scrap availability increased gross profit approximately $3.0 million. Improved operating performance and preparation for the extended outage at our Lewisport facility led to favorable cost absorption that more than offset the impact of lower volumes resulting in a net increase to gross profit of approximately $2.0 million. These increases were partially offset by increased start-up costs attributable to the North America ABS Project of $4.4 million.
Selling, general and administrative expenses were $53.2 million for the three months ended March 31, 2017 compared to $50.3 million for the three months ended March 31, 2016. The $2.9 million increase included:

▪	a $3.6 million increase in start-up costs associated with the North America ABS Project; and

▪	higher labor costs of $2.3 million related to increased incentive compensation expense and wage inflation.
These increases were partially offset by the following:

▪	a $1.1 million decrease in depreciation and amortization resulting from certain assets becoming fully depreciated; and

▪	a $1.0 million decrease in stock based compensation expense as equity awards became fully expensed.
During the three months ended March 31, 2017 and 2016, we recorded realized losses on derivative financial instruments of $20.3 million and $8.2 million, respectively, and unrealized losses (gains) of $7.8 million and $(9.2) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Net interest expense increased $9.0 million resulting primarily from the the issuance of $550.0 million of 9 ½% Senior Secured Notes (defined below) in the second quarter of 2016 and $250.0 million of 9 ½% Senior Secured Notes in the first quarter of 2017.
A favorable change of $2.8 million in other expense was primarily due to currency exchange rate changes that resulted in $2.8 million of losses in the prior year and $0.7 million of losses in the current year. These currency exchange rate losses are primarily related to the remeasurement of U.S. dollar working capital and intercompany debt balances in Europe.
Our effective tax rates were (43.2)% and 365.4% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31, 2017	March 31, 2016	Change	% Change
	(dollars in millions)
Revenues	$674.2	$662.5	$11.7	2%
Cost of sales	589.1	589.0	0.1	—
Gross profit	85.1	73.5	11.6	16
Gross profit as a percentage of revenues	12.6%	11.1%	1.5%	14
Selling, general and administrative expenses	53.2	50.3	2.9	6
Restructuring charges	0.4	0.8	(0.4)	(50)
Losses (gains) on derivative financial instruments	28.2	(1.0)	29.2	(2,920)
Other operating expense, net	1.0	0.4	0.6	150
Operating income	2.3	23.0	(20.7)	(90)
Interest expense, net	27.1	18.1	9.0	50
Other (income) expense, net	(0.3)	2.5	(2.8)	(112)
(Loss) income before income taxes	(24.5)	2.4	(26.9)	(1,121)
Provision for income taxes	10.7	8.7	2.0	23
Net loss	$(35.2)	$(6.3)	$(28.9)	459%

Total segment income	$63.6	$58.0	$5.6	10%
Depreciation and amortization	(25.7)	(26.3)	0.6	(2)
Other corporate general and administrative expenses	(12.4)	(13.1)	0.7	(5)
Restructuring charges	(0.4)	(0.8)	0.4	(50)
Interest expense, net	(27.1)	(18.1)	(9.0)	50
Unallocated (losses) gains on derivative financial instruments	(7.7)	9.2	(16.9)	(184)
Unallocated currency exchange losses	(0.1)	(0.1)	—	—
Start-up costs	(14.5)	(6.3)	(8.2)	130
Other expense, net	(0.2)	(0.1)	(0.1)	100
(Loss) income before income taxes	$(24.5)	$2.4	$(26.9)	(1,121)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	March 31, 2017	March 31, 2016	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$351.6	$334.1	$17.5	5%
Europe	309.0	312.7	(3.7)	(1)
Asia Pacific	24.2	21.3	2.9	14
Intra-entity revenues	(10.6)	(5.6)	(5.0)	89
Consolidated revenues	$674.2	$662.5	$11.7	2%

Metric tons of finished product shipped:
North America	114.8	119.8	(5.0)	(4)%
Europe	79.7	82.0	(2.3)	(3)
Asia Pacific	5.5	4.9	0.6	12
Intra-entity shipments	(1.4)	(1.4)	—	—
Total metric tons of finished product shipped	198.6	205.3	(6.7)	(3)%

North America Revenues
North America revenues for the three months ended March 31, 2017 increased $17.5 million compared to the three months ended March 31, 2016. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $24.0 million; and

▪	improved rolling margins increased revenues approximately $3.0 million.
These increases were partially offset by lower volumes that decreased revenues approximately $14.0 million. Distribution volumes decreased 18% as Lewisport hot mill capacity was allocated to a strategic build of inventory ahead of an extended outage expected to occur during the second and third quarters of 2017. Truck trailer volumes decreased 10% compared to the first quarter of 2016 but increased 5% percent compared to the fourth quarter, the first sequential increase in four quarters. These decreases were partially offset by a 3% increase in building and construction volumes.
Europe Revenues
Europe revenues for the three months ended March 31, 2017 decreased $3.7 million compared to the three months ended March 31, 2016. This decrease was primarily due to the following:

▪
lower volumes reduced revenues approximately $10.0 million. Supply chain destocking resulted in a 6% decrease in aerospace volumes, while a shift in program timing led to a 7% decrease in automotive volumes. These decreases were partially offset by a 4% increase in regional plate and sheet volumes; and

▪	a stronger average U.S. dollar decreased revenues approximately $8.0 million.
These decreases were partially offset by higher aluminum prices included in the invoiced price of products sold which increased revenues approximately $14.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended March 31, 2017 increased $2.9 million compared to the three months ended March 31, 2016 primarily due to an increase in volumes and the ongoing improvement in the mix of products sold toward higher aerospace volumes partially offset by lower rolling margins.

Segment Income and Gross Profit
For the three months ended March 31, 2017 and 2016, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2017	March 31, 2016	Change	% Change
Segment income:	(dollars in millions)
North America	$24.2	$24.2	$—	—%
Europe	38.0	32.9	5.1	16
Asia Pacific	1.4	0.9	0.5	56
Total segment income	63.6	58.0	5.6	10
Items excluded from segment income and included in gross profit:
Depreciation	(23.3)	(22.9)	(0.4)	2
Start-up costs	(4.4)	—	(4.4)	*
Other	0.2	0.2	—	—
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	28.2	27.2	1.0	4
Realized losses on derivative financial instruments	20.4	8.2	12.2	149
Other	0.4	2.8	(2.4)	(86)
Gross profit	$85.1	$73.5	$11.6	16%

* Result is not meaningful.
North America Segment Income
North America segment income was $24.2 million for each of the three months ended March 31, 2017 and March 31, 2016. Factors impacting segment income included the following:

▪	favorable scrap spreads resulting from rising aluminum prices and improved scrap availability increased segment income approximately $4.0 million; and

▪	improved rolling margins increased segment income approximately $3.0 million.
These increases were offset by the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $2.5 million;

▪
lower volumes, partially offset by favorable cost absorption, decreased segment income approximately $2.0 million. Lewisport hot mill capacity was allocated to a strategic build of inventory ahead of an extended outage expected to occur during the second and third quarters of 2017. This resulted in lower revenue and associated margin, but generated favorable cost absorption as inventory levels increased; and

▪	increased labor and natural gas costs, partially offset by favorable productivity, decreased segment income approximately $3.0 million.
Europe Segment Income
Europe segment income for the three months ended March 31, 2017 increased $5.1 million compared to the three months ended March 31, 2016. The increase was primarily due to the following:

▪	improved operating performance and an improved mix of regional coil and sheet shipments offset lower aerospace and automotive shipments, increasing segment income approximately $3.0 million;

▪	favorable currency translation increased segment income approximately $2.0 million; and

▪	favorable productivity and lower energy costs, partially offset by inflation, increased segment income approximately $1.0 million.

These increases were partially offset by lower rolling margins and higher costs for hardeners which decreased segment income approximately $2.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended March 31, 2017 increased $0.5 million compared to the three months ended March 31, 2016. This increase was primarily due to the ongoing improvement in the mix of products sold toward higher aerospace volumes and productivity improvements offset by lower rolling margins.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in the industries we serve, we believe that our cash on hand, cash flows from operations and availability under the 2015 ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the covenants under our indebtedness, including borrowing base limitations under the 2015 ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, our ability to access the capital and credit markets, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any future investments, acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of its 9 ½% Senior Secured Notes due 2021. The Company initially issued $550.0 million aggregate principal amount of 9 ½% Senior Secured Notes due 2021 on April 4, 2016, which remain outstanding. The additional notes were issued under the 9 ½% Senior Secured Notes Indenture (as defined below). The Company received net proceeds of approximately $263.8 million, after deducting the initial purchasers’ discount, from the issuance of the additional notes. These proceeds are being used for general corporate purposes, which may include working capital and/or capital expenditures.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the three months ended March 31, 2017 and 2016.

	For the three months ended
	March 31, 2017	March 31, 2016
Net cash (used) provided by:	(in millions)
Operating activities	$(38.6)	$11.2
Investing activities	(63.0)	(122.1)
Financing activities	123.5	108.7
Cash Flows from Operating Activities
Cash flows used by operating activities were $38.6 million for the three months ended March 31, 2017, which resulted from $6.8 million of cash from earnings and a $45.4 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $50.4 million, $66.9 million, $43.8 million and $28.7 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average days sales outstanding (“DSO”) for the twelve months ended March 31, 2017 remained consistent with the average DSO for the year ended December 31, 2016, revenues in the month of March 2017 were approximately $66.6 million higher than the month of December 2016, leading to an increase in accounts receivable. Our average days payables outstanding (“DPO”) for the twelve months ended March 31, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in inventory was due in part to an increase in aluminum prices. In addition, inventory increased in the North America segment due to preparation for planned production outages in 2017 associated with the North America ABS Project and quantities to be used for automotive commissioning and qualification. This resulted in an increase to our average days inventory outstanding (“DIO”) for the twelve months ended March 31, 2017 from the average DIO for the year ended December 31, 2016. The increase in accrued liabilities is due primarily to accrued interest on the 9 ½% Senior Secured Notes, including $8.8 million of interest in arrears accrued on the additional 9 ½% Senior Secured Notes issued in the first quarter of 2017. This interest will be paid in the second quarter of 2017 in accordance with the interest payment schedule of the 9 ½% Senior Secured Notes.
Cash flows provided by operating activities were $11.2 million for the three months ended March 31, 2016, which resulted from $17.4 million of cash from earnings and a $6.2 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $55.9 million and $46.1 million in accounts receivable and accounts payable, respectively, and a decrease of $5.1 million in inventories. The increases in accounts receivable and accounts payable were due primarily to seasonal working capital requirements. While our average DSO for the twelve months ended March 31, 2016 remained consistent with the average DSO for the year ended December 31, 2015, revenues in the month of March 2016 were approximately $52.0 million higher than the month of December 2015, leading to an increase in accounts receivable. Our average DPO for the twelve months ended March 31, 2016 remained consistent with the average DPO for the year ended December 31, 2015. A decrease in our average DIO for the twelve months ended March 31, 2016 as compared to the year ended December 31, 2015 as well as lower aluminum prices offset the seasonal increase in production, resulting in the slight decrease in inventory.
Cash Flows from Investing Activities
Cash flows used by investing activities were $63.0 million for the three months ended March 31, 2017, and included $62.6 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at the Lewisport facility.
Cash flows used by investing activities were $122.1 million for the three months ended March 31, 2016, and included $122.0 million of capital expenditures, primarily resulting from capital expenditures on the North America ABS Project and related non-ABS equipment upgrades at the Lewisport facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $123.5 million for the three months ended March 31, 2017, which resulted from net cash proceeds of $263.8 million, after deducting the initial purchasers’ discount, from the issuance of additional 9 ½% Senior Secured Notes. These proceeds were partially offset by net cash repayments of $134.8 million on borrowings against the 2015 ABL Facility and $1.8 million of debt issuance costs related to the issuance of the additional 9 ½% Senior Secured Notes.
Cash flows provided by financing activities were $108.7 million for the three months ended March 31, 2016, which resulted primarily from $110.0 million of borrowings on the 2015 ABL Facility.
Description of Indebtedness
2015 ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement, as amended and supplemented from time to time, providing for a $600.0 million asset-based revolving credit facility (the “2015 ABL Facility”) which permits multi-currency borrowings up to $600.0 million by Aleris International and its U.S. subsidiaries and up to a combined $300.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 million in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both the borrowing base and the 2015 ABL Facility utilization may fluctuate on a monthly basis. Our borrowing base may also fluctuate due to, in part, seasonal working capital increases and increased aluminum prices. The 2015 ABL Facility contains, in the aggregate, a $45.0 million sublimit for swingline loans and also provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the 2015 ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of March 31, 2017, we estimate that the borrowing base would have supported borrowings of $476.0 million. As of March 31, 2017, Aleris International had $120.7 million borrowings outstanding under the 2015 ABL Facility. After giving effect to the outstanding borrowings and outstanding letters of credit of $39.9 million, Aleris International had $315.4 million available for borrowing as of March 31, 2017.

9 ½% Senior Secured Notes due 2021
On April 4, 2016, Aleris International issued $550.0 million aggregate principal amount of its 9 ½% Senior Secured Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 9 ½% Senior Secured Notes were issued under an indenture (as amended and supplemented from time to time, the “9½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 9 ½% Senior Secured Notes are unconditionally guaranteed on a senior secured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility.
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of its 9½% Senior Secured Notes pursuant to the 9½% Senior Secured Notes Indenture. These additional notes, together with the initial notes, will be treated as a single series of debt securities for all purposes under the 9½% Senior Secured Notes Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.
As of March 31, 2017, Aleris International had $800.0 million aggregate principal amount of 9½% Senior Secured Notes outstanding.
The 9 ½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies), but subject to permitted liens and excluding (i) inventory, accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis, (ii) the assets associated with our Lewisport, Kentucky facility and (iii) certain other excluded assets.
Subject to certain limitations and exceptions, the 9½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9½% Senior Secured Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 9½ % Senior Secured Notes Indenture as of March 31, 2017.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes and related guarantees under an indenture (as amended and supplemented from time to time, the “7 7/8% Senior Notes Indenture”), dated as of October 23, 2012, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee. On January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of its 7 7/8% Senior Notes for $500.0 million of its new 7 7/8% Senior Notes that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to as asset sale offer. As of March 31, 2017, Aleris International had $440.1 million aggregate principal amount of 7 7/8% Senior Notes outstanding.
Subject to certain limitations and exceptions, the 7 7/8% Senior Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 7 7/8% Senior Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 7 7/8% Senior Notes Indenture as of March 31, 2017.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 933.7 million (or equivalent to approximately $135.5 million as of March 31, 2017) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $59.5 million as of March 31, 2017) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, we expect to repay the amounts outstanding under the Zhenjiang Revolver in 2017. The interest rate on the U.S. term dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2017, $164.3 million was outstanding on the Zhenjiang Term Loans and $22.0 million was drawn on the Zhenjiang Revolver. After giving effect to amendments to the Zhenjiang Term Loans, the final maturity date for all borrowings under the Zhenjiang Term Loans is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually. The semi annual repayment in 2017 will be RMB 11.9 million (equivalent to approximately $1.7 million million as of March 31, 2017) and will increase to RMB 252.5 million (equivalent to approximately $36.6 million as of March 31, 2017) by 2024.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2017. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
For reconciliations of EBITDA, Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of commercial margin to revenues, which are the most directly comparable financial measures presented in accordance with GAAP, for the North America, Europe and Asia Pacific segments, see the reconciliations in “–Our Segments.”

For the three months ended March 31, 2017 and 2016, our reconciliation of Adjusted EBITDA to net loss and net cash (used) provided by operating activities is presented below.

	For the three months ended
	March 31, 2017	March 31, 2016
	(in millions)
Adjusted EBITDA	$51.8	$44.5
Unrealized (losses) gains on derivative financial instruments	(7.8)	9.2
Restructuring charges	(0.4)	(0.8)
Unallocated currency exchange gains on debt	—	0.1
Stock-based compensation expense	(0.6)	(1.7)
Start-up costs	(14.5)	(6.3)
Favorable metal price lag	2.1	3.8
Other	(2.3)	(2.0)
EBITDA	28.3	46.8
Interest expense, net	(27.1)	(18.1)
Provision for income taxes	(10.7)	(8.7)
Depreciation and amortization	(25.7)	(26.3)
Net loss	(35.2)	(6.3)
Depreciation and amortization	25.7	26.3
Provision for deferred income taxes	6.1	3.3
Stock-based compensation expense	0.6	1.7
Unrealized losses (gains) on derivative financial instruments	7.8	(9.2)
Amortization of debt issuance costs	0.8	1.6
Other	1.0	—
Change in operating assets and liabilities:
Change in accounts receivable	(50.4)	(55.9)
Change in inventories	(66.9)	5.1
Change in other assets	(0.6)	4.3
Change in accounts payable	43.8	46.1
Change in accrued liabilities	28.7	(5.8)
Net cash (used) provided by operating activities	$(38.6)	$11.2
For the three months ended March 31, 2017 and 2016, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
	(in millions)
Revenues	$674.2	$662.5
Hedged cost of metal	(378.1)	(365.3)
Favorable metal price lag	(2.1)	(3.8)
Commercial margin	$294.0	$293.4
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 3, 2017 for the year ended December 31, 2016. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2017.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2017.
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
Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	our ability to successfully implement our business strategy;

•	the success of past and future acquisitions or divestitures;

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

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt obligations;

•	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

•	our ability to retain the services of certain members of our management;

•	the loss of order volumes from any of our largest customers;

•	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

•	our ability to fulfill our substantial capital investment requirements;

•	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

•	variability in general economic conditions on a global or regional basis;

•	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•
our levels of indebtedness and debt service obligations, including changes in our credit ratings, material increases in our cost of borrowing or the failure of financial institutions to fulfill their commitments to us under committed facilities;

•	our ability to access credit or capital markets;

•	the possibility that we may incur additional indebtedness in the future;

•	limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under the Senior Notes; and

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
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners, such as zinc and copper, and natural gas and other fuels, as well as changes in currency and interest rates. For metal hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
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

The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, futures, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, futures, swaps or forward contracts are then sold.
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, futures, swaps or forward contracts are sold at the time inventory is purchased. As sales orders are priced, futures, swaps or forwards contracts are purchased. These derivatives generally settle within three months.
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of March 31, 2017 and December 31, 2016, we had 0.1 million and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2017 and December 31, 2016, we had 1.8 trillion and 2.1 trillion of British thermal unit forward buy contracts, respectively.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2017 and December 31, 2016 we had no diesel fuel swap contracts outstanding.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of March 31, 2017 and December 31, 2016, we had euro forward contracts covering a notional amount of €38.5 million and €34.6 million, respectively.
Interest Rate Risks
As of March 31, 2017, approximately 81% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2017, Aleris International had $120.7 million of borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $164.3 million of borrowings under the Zhenjiang Term Loans and $22.0 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2017 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2017:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(11.3)	$(22.2)
Energy	—	(0.2)
Currency	(1.5)	(4.1)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1
First Supplemental Indenture, dated as of February 14, 2017, among Aleris International Inc., Aleris Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and Collateral agent (filed as Exhibit 4.2 to Aleris Corporation’s Current Report on Form 8-K (file No. 001-35499) filed February 16, 2017, and incorporated herein by reference).

10.1*
Maximum Pledge Contract, dated as of January 24, 2017 by and between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation).

10.2*
Contract for Tax Refund VAT Account Pledge, dated as of January 24, 2017 by and between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation).

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

ALERIS CORPORATION

Date:	May 4, 2017	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)