Form 10-Q
period 2017-06-30
Aleris Corp
filed 2017-08-09
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 31,991,478 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2017.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$52.3	$55.6
Accounts receivable (net of allowances of $7.2 and $7.6 at June 30, 2017 and December 31, 2016, respectively)	299.7	218.7
Inventories	621.8	538.9
Prepaid expenses and other current assets	45.1	33.4
Total Current Assets	1,018.9	846.6
Property, plant and equipment, net	1,433.2	1,346.0
Intangible assets, net	35.7	36.8
Deferred income taxes	91.9	88.3
Other long-term assets	68.4	72.2
Total Assets	$2,648.1	$2,389.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$281.5	$246.6
Accrued liabilities	191.4	201.4
Current portion of long-term debt	18.7	27.7
Total Current Liabilities	491.6	475.7
Long-term debt	1,648.3	1,438.5
Deferred income taxes	17.5	2.8
Accrued pension benefits	168.0	158.4
Accrued postretirement benefits	33.4	34.2
Other long-term liabilities	65.5	63.7
Total Long-Term Liabilities	1,932.7	1,697.6
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,991,478 and 31,904,250 shares issued at June 30, 2017 and December 31, 2016, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	428.0	428.0
Retained (deficit) earnings	(30.5)	11.8
Accumulated other comprehensive loss	(174.0)	(223.5)
Total Equity	223.8	216.6
Total Liabilities and Equity	$2,648.1	$2,389.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$776.2	$704.9	$1,450.4	$1,367.4
Cost of sales	690.5	626.4	1,279.7	1,215.4
Gross profit	85.7	78.5	170.7	152.0
Selling, general and administrative expenses	51.0	50.2	104.1	100.5
Restructuring charges	0.8	0.6	1.2	1.4
(Gains) losses on derivative financial instruments	(12.5)	3.6	15.7	2.6
Other operating expense, net	1.0	1.1	2.0	1.6
Operating income	45.4	23.0	47.7	45.9
Interest expense, net	31.3	21.1	58.4	39.2
Other expense, net	3.8	5.5	3.4	7.9
Income (loss) before income taxes	10.3	(3.6)	(14.1)	(1.2)
Provision for income taxes	12.8	9.4	23.5	18.2
Net loss	$(2.5)	$(13.0)	$(37.6)	$(19.4)

Comprehensive income (loss)	$37.4	$(29.7)	$11.9	$(13.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2017	June 30, 2016
Operating activities
Net loss	$(37.6)	$(19.4)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	51.5	52.7
Provision for deferred income taxes	14.4	8.0
Stock-based compensation expense	1.1	3.4
Unrealized gains on derivative financial instruments	(17.2)	(14.8)
Amortization of debt issuance costs	1.4	2.9
Loss on extinguishment of debt	—	12.6
Other	4.7	2.6
Changes in operating assets and liabilities:
Change in accounts receivable	(67.8)	(53.3)
Change in inventories	(58.3)	3.8
Change in other assets	6.0	3.4
Change in accounts payable	24.3	46.1
Change in accrued liabilities	2.4	(3.5)
Net cash (used) provided by operating activities	(75.1)	44.5
Investing activities
Payments for property, plant and equipment	(118.0)	(222.1)
Other	(1.1)	(1.0)
Net cash used by investing activities	(119.1)	(223.1)
Financing activities
Proceeds from revolving credit facilities	300.9	135.0
Payments on revolving credit facilities	(366.5)	(35.8)
Proceeds from senior secured notes, inclusive of premiums and discounts	263.8	540.4
Payments on senior notes, including premiums	—	(443.8)
Net payments on other long-term debt	(4.1)	(0.9)
Debt issuance costs	(1.8)	(3.4)
Other	(1.2)	(0.5)
Net cash provided by financing activities	191.1	191.0
Effect of exchange rate differences on cash, cash equivalents and restricted cash	2.2	0.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(0.9)	12.7
Cash, cash equivalents and restricted cash at beginning of period	55.6	62.2
Cash, cash equivalents and restricted cash at end of period	$54.7	$74.9

Cash and cash equivalents	$52.3	$74.9
Restricted cash (included in “Other current assets”)	2.4	—
Cash, cash equivalents and restricted cash	$54.7	$74.9

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
In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). This guidance requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The income tax effects of intercompany inventory transactions will continue to be deferred. We early adopted ASU 2016-16 in the first quarter of 2017. The impact of adopting this guidance on the Company’s Consolidated Financial Statements resulted in credits to prepaid expenses and other current assets and other comprehensive income of approximately $8.2 and $0.1, respectively, and debits to deferred income tax assets and retained earnings of approximately $3.6 and $4.7, respectively, as of the date of adoption.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This guidance makes several modifications to the accounting for stock-based compensation, including forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. We adopted ASU 2016-09 in the first quarter of 2017. The tax effects associated with stock-based compensation are now recorded through the income statement. Additionally, forfeitures will now be recognized as they occur. Prior periods have not been adjusted.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact the application of ASU 2016-02 will have on the Company’s Consolidated Financial Statements. We expect that the adoption will result in an increase to our long-term assets and long-term

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption (the “modified retrospective approach”). The Company has developed a project plan to guide the implementation of the standard. The project plan includes analyzing the Company’s customer contracts, identifying revenue streams, drafting an updated accounting policy and evaluating new disclosure requirements. In addition, the Company is identifying and implementing appropriate changes to its business processes and controls to support recognition and disclosure under the new guidance. We continue to evaluate the impact this guidance will have on the Company’s Consolidated Financial Statements. We expect to adopt this standard using the modified retrospective approach and anticipate that the adoption will result in an increase to the revenue disclosures in our financial statements.
2. INVENTORIES
The components of our “Inventories” as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Raw materials	$181.0	$181.7
Work in process	236.7	195.4
Finished goods	173.8	134.0
Supplies	30.3	27.8
Total inventories	$621.8	$538.9
3. LONG-TERM DEBT
Our debt as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
2015 ABL Facility	$200.7	$255.3
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $3.9 and $4.5 at June 30, 2017 and December 31, 2016, respectively	436.1	435.5
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $0.9 at June 30, 2017 and net of discount and deferred issuance costs of $11.6 at December 31, 2016	800.9	538.4
Exchangeable Notes, net of discount of $0.3 and $0.4 at June 30, 2017 and December 31, 2016, respectively	44.5	44.4
Zhenjiang Term Loans, net of discount of $0.5 at June 30, 2017 and December 31, 2016	164.9	164.5
Zhenjiang Revolver, net of discount of $0.1 at June 30, 2017 and December 31, 2016	12.6	22.0
Other	7.3	6.1
Total debt	1,667.0	1,466.2
Less: Current portion of long-term debt	18.7	27.7
Total long-term debt	$1,648.3	$1,438.5
9 ½% Senior Secured Notes due 2021
On February 14, 2017, Aleris International issued an additional $250.0 aggregate principal amount of its 9½% Senior Secured Notes due 2021. The Company initially issued $550.0 aggregate principal amount of 9½% Senior Secured Notes due

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

2021 on April 4, 2016, which remain outstanding. The additional notes were issued under the indenture governing the previously issued 9½% Senior Secured Notes. The Company received net proceeds of approximately $263.8, after deducting the initial purchasers’ discount, from the issuance of the additional notes. Theses proceeds are being used for general corporate purposes, which may include working capital and/or capital expenditures.
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
Our reserves for environmental remediation liabilities totaled $23.6 and $23.8 at June 30, 2017 and December 31, 2016, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2017 and December 31, 2016, $11.5 are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $5.5 and $4.7 at June 30, 2017 and December 31, 2016, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
5. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the six months ended June 30, 2017:

Total Equity
Total equity at January 1, 2017	$216.6
Net loss	(37.6)
Other comprehensive income	49.5
Adoption of new accounting standard	(4.7)
Total equity at June 30, 2017	$223.8

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table shows changes in the number of our issued and outstanding shares of common stock:

Outstanding shares of common stock
Balance at January 1, 2017	31,904,250
Issuance associated with vested restricted stock units	87,228
Balance at June 30, 2017	31,991,478
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2017:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2017	$(150.9)	$(72.6)	$(223.5)
Current period currency translation adjustments	50.8	0.5	51.3
Amortization of net actuarial losses and prior service costs, net of tax	—	(1.8)	(1.8)
Balance at June 30, 2017	$(100.1)	$(73.9)	$(174.0)
A summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2017 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(2.2)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.4
Losses reclassified into earnings, net of tax	$(1.8)
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive Income (Loss):

Three months ended June 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$416.1	$330.8	$29.3		$776.2
Intra-entity revenues	1.3	5.0	1.6	$(7.9)	—
Total revenues	$417.4	$335.8	$30.9	$(7.9)	$776.2
Segment income	$31.1	$35.3	$4.3		$70.7

Three months ended June 30, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$361.1	$320.2	$23.6		$704.9
Intra-entity revenues	0.4	3.2	1.6	$(5.2)	—
Total revenues	$361.5	$323.4	$25.2	$(5.2)	$704.9
Segment income	$27.6	$40.2	$2.5		$70.3

Six months ended June 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$764.6	$633.4	$52.4		$1,450.4
Intra-entity revenues	4.4	11.4	2.7	$(18.5)	—
Total revenues	$769.0	$644.8	$55.1	$(18.5)	$1,450.4
Segment income	$55.3	$73.3	$5.7		$134.3

Six months ended June 30, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$695.0	$629.4	$43.0		$1,367.4
Intra-entity revenues	0.7	6.6	3.5	$(10.8)	—
Total revenues	$695.7	$636.0	$46.5	$(10.8)	$1,367.4
Segment income	$51.7	$73.2	$3.4		$128.3
The following table reconciles total segment income to “Income (loss) before income taxes” as reported in our Consolidated Statements of Comprehensive Income (Loss):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total segment income	$70.7	$70.3	$134.3	$128.3
Unallocated amounts:
Depreciation and amortization	(25.8)	(26.4)	(51.5)	(52.7)
Other corporate general and administrative expenses	(10.9)	(11.6)	(23.3)	(24.8)
Restructuring charges	(0.8)	(0.6)	(1.2)	(1.4)
Interest expense, net	(31.3)	(21.1)	(58.4)	(39.2)
Unallocated gains on derivative financial instruments	25.1	5.6	17.4	14.9
Unallocated currency exchange losses	(1.4)	(0.6)	(1.5)	(0.7)
Start-up costs	(15.4)	(10.0)	(29.9)	(16.4)
Loss on extinguishment of debt	—	(12.6)	—	(12.6)
Other expense, net	0.1	3.4	—	3.4
Income (loss) before income taxes	$10.3	$(3.6)	$(14.1)	$(1.2)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table shows our reportable segment assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets
North America	$1,322.0	$1,180.2
Europe	749.1	645.3
Asia Pacific	358.5	358.6
Unallocated assets	218.5	205.8
Total consolidated assets	$2,648.1	$2,389.9
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
During the six months ended June 30, 2017, no stock options or restricted stock units were granted and 21,291 stock options were forfeited. We recorded stock-based compensation expense of $0.4 and $1.1 for the three and six months ended June 30, 2017, respectively, and $1.7 and $3.4 for the three and six months ended June 30, 2016, respectively.
9. INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2017, we had $2.6 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2017, we had approximately $0.7 of accrued interest related to uncertain tax positions.
The 2009 through 2016 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$1.0	$0.9	$1.9	$1.8
Interest cost	1.4	1.5	2.9	3.0
Amortization of net actuarial losses	0.5	0.5	1.0	1.0
Amortization of prior service cost	0.1	0.1	0.1	0.1
Expected return on plan assets	(2.6)	(2.5)	(5.1)	(5.0)
Net periodic benefit expense	$0.4	$0.5	$0.8	$0.9

	Non U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$0.9	$0.5	$1.8	$1.0
Interest cost	0.4	0.5	0.8	1.0
Amortization of net actuarial losses	0.7	0.4	1.4	0.8
Net periodic benefit expense	$2.0	$1.4	$4.0	$2.8
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.3	0.6	0.6
Amortization of net actuarial gains	(0.1)	—	(0.3)	(0.1)
Net postretirement benefit expense	$0.2	$0.3	$0.4	$0.6
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. There was no cash collateral posted at June 30, 2017 or December 31, 2016. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2017 and December 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	Fair Value of Derivatives as of
	June 30, 2017		December 31, 2016
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$18.4	$(6.2)	$8.9	$(12.3)
Energy	—	(0.4)	0.7	—
Currency	1.0	—	—	(2.3)
Total	19.4	(6.6)	9.6	(14.6)
Effect of counterparty netting	(6.1)	6.1	(6.6)	6.6
Net derivatives as classified in the balance sheet	$13.3	$(0.5)	$3.0	$(8.0)
The fair value of our derivative financial instruments at June 30, 2017 and December 31, 2016 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Metal	Prepaid expenses and other current assets	$10.2	$2.3
	Other long-term assets	2.1	—
Energy	Prepaid expenses and other current assets	—	0.7
Currency	Prepaid expenses and other current assets	1.0	—
Total		$13.3	$3.0

Liability Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Metal	Accrued liabilities	$—	$5.1
	Other long-term liabilities	0.1	0.6
Energy	Accrued liabilities	0.4	—
Currency	Accrued liabilities	—	1.8
	Other long-term liabilities	—	0.5
Total		$0.5	$8.0
Both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive Income (Loss). Realized losses on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Metal	$12.3	$9.0	$31.8	$16.3
Energy	0.1	0.2	0.5	0.8
Currency	0.1	—	0.6	0.3
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of June 30, 2017 we had 0.2 million metric tons and 0.2 million metric tons of of metal buy and metal sell derivative contracts, respectively. As of December 31, 2016, we had 0.1 million metric tons of metal buy derivatives contracts and 0.2 million metric tons of metal sell derivative contracts.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2017 and December 31, 2016, we had 1.3 trillion and 2.1 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2017 we had 2.0 million gallons of diesel swap contracts. We had no diesel swap contracts as of December 31, 2016.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of June 30, 2017 and December 31, 2016, we had euro forward contracts covering a notional amount of €28.0 million and €34.6 million, respectively.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2017 and December 31, 2016, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$52.3	$52.3	Level 1	$55.6	$55.6	Level 1
Restricted cash	2.4	2.4	Level 1	—	—	N/A
Receivables held in escrow	17.0	20.5	Level 2	17.0	20.6	Level 2
2015 ABL Facility	200.7	200.7	Level 2	255.3	255.3	Level 2
7 7/8% Senior Notes	436.1	414.1	Level 1	435.5	441.7	Level 1
9 ½ % Senior Secured Notes	800.9	824.7	Level 1	538.4	594.0	Level 1
Exchangeable Notes	44.5	81.4	Level 3	44.4	81.4	Level 3
Zhenjiang Term Loans	164.9	165.4	Level 3	164.5	165.0	Level 3
Zhenjiang Revolver	12.6	12.8	Level 3	22.0	22.1	Level 3
The receivables held in escrow include shares of Real Industry, Inc.’s Series B non-participating preferred stock issued to the Company in connection with the 2015 sale of our former North American and European recycling and specification alloys businesses and which have been held in escrow to secure our indemnification obligations under the sale agreement. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the 2015 ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.5% as of June 30, 2017 and 1.6% as of December 31, 2016, respectively and expected equity volatility of 40% as of June 30, 2017 and 45% as of December 31, 2016, respectively. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”) and 9 ½% Senior Secured Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

12. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On August 29, 2016, we entered into a definitive agreement to be acquired by Zhongwang USA LLC (“Zhongwang USA”) (the “Merger”). Under the terms of the Merger, Zhongwang USA has agreed to pay approximately $1,110.0 in cash, subject to adjustment, for the equity of Aleris Corporation and will assume certain of the Company’s outstanding indebtedness. The Merger was unanimously approved by the Board of Directors of Aleris Corporation and is subject to customary regulatory approvals and closing conditions. The Merger is not subject to a financing condition. There can be no assurance that the Merger will be consummated at all. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation” in this report.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the 7 7/8% Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 7 7/8% Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 7 7/8% Senior Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the 9 ½% Senior Secured Notes. The condensed consolidating balance sheets are presented as of June 30, 2017 and December 31, 2016. The condensed consolidating statements of comprehensive income (loss) are presented for the three and six months ended June 30, 2017 and 2016. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2017 and 2016.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	As of June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$9.1	$—	$46.5	$(3.3)	$52.3
Accounts receivable, net	—	—	113.9	185.8	—	299.7
Inventories	—	—	285.7	336.1	—	621.8
Prepaid expenses and other current assets	—	0.6	13.7	30.8	—	45.1
Intercompany receivables	—	464.6	148.7	156.5	(769.8)	—
Total Current Assets	—	474.3	562.0	755.7	(773.1)	1,018.9
Property, plant and equipment, net	—	—	886.3	546.9	—	1,433.2
Intangible assets, net	—	—	19.8	15.9	—	35.7
Deferred income taxes	—	—	—	91.9	—	91.9
Other long-term assets	—	11.4	6.4	50.6	—	68.4
Investments in subsidiaries	225.7	1,514.7	(2.9)	—	(1,737.5)	—
Total Assets	$225.7	$2,000.4	$1,471.6	$1,461.0	$(2,510.6)	$2,648.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$1.9	$147.6	$135.3	$(3.3)	$281.5
Accrued liabilities	—	26.5	98.8	66.1	—	191.4
Current portion of long-term debt	—	—	0.7	18.0	—	18.7
Intercompany payables	1.9	379.8	364.4	23.7	(769.8)	—
Total Current Liabilities	1.9	408.2	611.5	243.1	(773.1)	491.6
Long-term debt	—	1,366.5	0.9	280.9	—	1,648.3
Deferred income taxes	—	—	0.3	17.2	—	17.5
Accrued pension benefits	—	—	43.5	124.5	—	168.0
Accrued postretirement benefits	—	—	33.4	—	—	33.4
Other long-term liabilities	—	—	36.8	28.7	—	65.5
Total Long-Term Liabilities	—	1,366.5	114.9	451.3	—	1,932.7
Total equity	223.8	225.7	745.2	766.6	(1,737.5)	223.8
Total Liabilities and Equity	$225.7	$2,000.4	$1,471.6	$1,461.0	$(2,510.6)	$2,648.1

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$416.8	$365.0	$(5.6)	$776.2
Cost of sales	—	—	388.5	307.6	(5.6)	690.5
Gross profit	—	—	28.3	57.4	—	85.7
Selling, general and administrative expenses	—	0.1	29.1	21.8	—	51.0
Restructuring charges	—	—	0.7	0.1	—	0.8
Gains on derivative financial instruments	—	—	(3.1)	(9.4)	—	(12.5)
Other operating expense, net	—	—	1.0	—	—	1.0
Operating (loss) income	—	(0.1)	0.6	44.9	—	45.4
Interest expense, net	—	—	24.5	6.8	—	31.3
Other (income) expense, net	—	(0.3)	(1.0)	5.1	—	3.8
Equity in net loss (earnings) of affiliates	2.5	2.7	(0.2)	—	(5.0)	—
(Loss) income before income taxes	(2.5)	(2.5)	(22.7)	33.0	5.0	10.3
Provision for income taxes	—	—	—	12.8	—	12.8
Net (loss) income	$(2.5)	$(2.5)	$(22.7)	$20.2	$5.0	$(2.5)

Comprehensive income (loss)	$37.4	$37.4	$(21.6)	$59.0	$(74.8)	$37.4

	For the six months ended June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$766.2	$697.1	$(12.9)	$1,450.4
Cost of sales	—	—	713.2	579.4	(12.9)	1,279.7
Gross profit	—	—	53.0	117.7	—	170.7
Selling, general and administrative expenses	—	0.2	61.4	42.5	—	104.1
Restructuring charges	—	—	1.0	0.2	—	1.2
Losses (gains) on derivative financial instruments	—	—	16.8	(1.1)	—	15.7
Other operating expense, net	—	—	1.9	0.1	—	2.0
Operating (loss) income	—	(0.2)	(28.1)	76.0	—	47.7
Interest expense, net	—	—	45.2	13.2	—	58.4
Other (income) expense, net	—	(0.7)	(2.2)	6.3	—	3.4
Equity in net loss of affiliates	37.6	38.0	0.4	—	(76.0)	—
(Loss) income before income taxes	(37.6)	(37.5)	(71.5)	56.5	76.0	(14.1)
Provision for (benefit from) income taxes	—	0.1	(0.2)	23.6	—	23.5
Net (loss) income	$(37.6)	$(37.6)	$(71.3)	$32.9	$76.0	$(37.6)

Comprehensive income (loss)	$11.9	$11.9	$(69.7)	$80.8	$(23.0)	$11.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$361.5	$346.9	$(3.5)	$704.9
Cost of sales	—	—	333.1	296.8	(3.5)	626.4
Gross profit	—	—	28.4	50.1	—	78.5
Selling, general and administrative expenses	—	—	30.5	19.7	—	50.2
Restructuring charges	—	—	0.3	0.3	—	0.6
(Gains) losses on derivative financial instruments	—	—	(1.2)	4.8	—	3.6
Other operating expense, net	—	—	1.1	—	—	1.1
Operating (loss) income	—	—	(2.3)	25.3	—	23.0
Interest expense, net	—	—	12.6	8.5	—	21.1
Other expense (income), net	—	12.4	(0.9)	(6.0)	—	5.5
Equity in net loss of affiliates	13.0	0.6	0.1	—	(13.7)	—
(Loss) income before income taxes	(13.0)	(13.0)	(14.1)	22.8	13.7	(3.6)
(Benefit from) provision for income taxes	—	—	(0.2)	9.6	—	9.4
Net (loss) income	$(13.0)	$(13.0)	$(13.9)	$13.2	$13.7	$(13.0)

Comprehensive loss	$(29.7)	$(29.7)	$(14.0)	$(3.4)	$47.1	$(29.7)

	For the six months ended June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$695.7	$679.0	$(7.3)	$1,367.4
Cost of sales	—	—	639.9	582.8	(7.3)	1,215.4
Gross profit	—	—	55.8	96.2	—	152.0
Selling, general and administrative expenses	—	1.4	59.1	40.0	—	100.5
Restructuring charges	—	—	0.6	0.8	—	1.4
Losses on derivative financial instruments	—	—	0.5	2.1	—	2.6
Other operating expense, net	—	—	1.4	0.2	—	1.6
Operating (loss) income	—	(1.4)	(5.8)	53.1	—	45.9
Interest expense, net	—	—	22.3	16.9	—	39.2
Other expense (income), net	—	8.6	(2.1)	1.4	—	7.9
Equity in net loss (earnings) of affiliates	19.4	9.4	(0.3)	—	(28.5)	—
(Loss) income before income taxes	(19.4)	(19.4)	(25.7)	34.8	28.5	(1.2)
(Benefit from) provision for income taxes	—	—	(0.3)	18.5	—	18.2
Net (loss) income	(19.4)	(19.4)	(25.4)	16.3	28.5	(19.4)

Comprehensive (loss) income	$(13.2)	$(13.2)	$(24.5)	$21.6	$16.1	$(13.2)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the six months ended June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.2	$204.9	$(307.5)	$26.9	$(0.6)	$(75.1)
Investing activities
Payments for property, plant and equipment	—	—	(100.2)	(17.8)	—	(118.0)
Equity contributions in subsidiaries	—	(426.6)	(1.0)	—	427.6	—
Return of investment in subsidiaries	—	8.3	5.8	—	(14.1)	—
Other	—	—	(1.1)	—	—	(1.1)
Net cash used by investing activities	—	(418.3)	(96.5)	(17.8)	413.5	(119.1)
Financing activities
Proceeds from the revolving credit facilities	—	140.0	—	160.9	—	300.9
Payments on the revolving credit facilities	—	(185.0)	—	(181.5)	—	(366.5)
Proceeds from senior secured notes, inclusive of premiums		263.8	—	—		263.8
Payments on other long-term debt	—	—	(0.2)	(3.9)	—	(4.1)
Debt issuance costs		(1.8)	—	—	—	(1.8)
Proceeds from intercompany equity contributions	—	—	403.6	24.0	(427.6)	—
Dividends paid	—	—	—	(14.6)	14.6	—
Other	(1.2)	—	0.6	(0.6)	—	(1.2)
Net cash (used) provided by financing activities	(1.2)	217.0	404.0	(15.7)	(413.0)	191.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	2.2	—	2.2
Net increase (decrease) in cash, cash equivalents and restricted cash	—	3.6	—	(4.4)	(0.1)	(0.9)
Cash, cash equivalents and restricted cash at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash, cash equivalents and restricted cash at end of period	$—	$9.1	$—	$48.9	$(3.3)	$54.7

Cash and cash equivalents	$—	$9.1	$—	$46.5	$(3.3)	$52.3
Restricted cash (included in “Other current assets”)	—	—	—	2.4	—	2.4
Cash, cash equivalents and restricted cash	$—	$9.1	$—	$48.9	$(3.3)	$54.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the six months ended June 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.5	$(201.6)	$186.6	$62.4	$(3.4)	$44.5
Investing activities
Payments for property, plant and equipment	—	—	(184.8)	(37.3)	—	(222.1)
Return of investments in subsidiaries	—	10.1	0.2	—	(10.3)	—
Other	—	—	(0.8)	(0.2)	—	(1.0)
Net cash provided (used) by investing activities	—	10.1	(185.4)	(37.5)	(10.3)	(223.1)
Financing activities
Proceeds from revolving credit facilities	—	135.0	—	—	—	135.0
Payments on revolving credit facilities	—	(35.0)	—	(0.8)	—	(35.8)
Proceeds from senior secured notes, net of discount	—	540.4	—	—	—	540.4
Payments on senior notes, including premiums	—	(443.8)	—	—	—	(443.8)
Net proceeds from (payments on) other long-term debt	—	0.2	(0.4)	(0.7)	—	(0.9)
Debt issuance costs	—	(3.4)	—	—	—	(3.4)
Dividends paid	—	—	(0.6)	(10.7)	11.3	—
Other	(0.5)	0.5	(0.2)	(0.3)	—	(0.5)
Net cash (used) provided by financing activities	(0.5)	193.9	(1.2)	(12.5)	11.3	191.0
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	0.3	—	0.3
Net decrease in cash, cash equivalents and restricted cash	—	2.4	—	12.7	(2.4)	12.7
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	62.2	—	62.2
Cash, cash equivalents and restricted cash at end of period	$—	$2.4	$—	$74.9	$(2.4)	$74.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of June 30, 2017 and December 31, 2016, our consolidated results of operations for the three and six months ended June 30, 2017 and 2016 and our consolidated cash flows for the six months ended June 30, 2017 and 2016.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2017 and 2016 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2017 and 2016, as well as a brief discussion of our current sources of capital;

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
The Merger is subject to customary regulatory approvals, including the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), and other customary closing conditions. The Merger is not subject to a financing condition. As previously disclosed, following the initial filing of the CFIUS voluntary notice by Aleris Corporation and Zhongwang USA, CFIUS identified national security concerns with the Merger and invited Aleris Corporation and Zhongwang USA to withdraw and refile their notice in order to obtain additional time to provide additional information, including possible measures to mitigate these concerns. In February 2017, Aleris Corporation and Zhongwang USA withdrew their notice and refiled in the second quarter of 2017. CFIUS continues to raise national security concerns with the Merger and, as a result, Aleris Corporation and Zhongwang USA have withdrawn their most recent notice seeking approval of the transaction from CFIUS and continue discussions concerning the transaction. However, there can be no assurance that the Merger will be consummated. The Merger Agreement may be terminated by Aleris Corporation or Zhongwang USA on or before August 31, 2017, the date the transaction will automatically expire by its terms.
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 71% of our costs of sales for the six months ended June 30, 2017. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2017 and 2016 were $1,911 and $1,571, respectively, which represents an increase of approximately 22%. Average LME aluminum prices per ton for the six months ended June 30, 2017 and 2016 were $1,880 and $1,543, respectively, which represents an increase of approximately 22%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year-to-date revenues may not correspond to LME and regional premium price changes for those same periods.
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
Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes and changes in regional premium differentials on our operating results. This exposure exists because we value our inventories under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising aluminum prices and decrease our earnings in times of declining aluminum prices.
Our exposure to changing primary aluminum prices and premium differentials, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices and regional premium differentials to the extent it is not committed to fixed price sales orders. Such exposure has increased due to the inventory that was built in order to meet customer needs during an extended outage at our Lewisport facility that began late in the second quarter and is expected to continue in the third quarter of 2017.
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of June 30, 2017 and December 31, 2016, no cash collateral had been posted.
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	131.8	129.5	246.6	249.3

Revenues	$417.4	$361.5	$769.0	$695.7
Hedged cost of metal	(258.3)	(211.5)	(465.7)	(403.7)
Unfavorable (favorable) metal price lag	5.3	0.7	4.4	(2.7)
Commercial margin	$164.4	$150.7	$307.7	$289.3
Commercial margin per metric ton shipped	$1,247.6	$1,164.1	$1,247.7	$1,160.5

Segment income	$31.1	$27.6	$55.3	$51.7
Unfavorable (favorable) metal price lag	5.3	0.7	4.4	(2.7)
Segment Adjusted EBITDA (1)	$36.4	$28.3	$59.7	$49.0
Segment Adjusted EBITDA per metric ton shipped	$276.4	$218.6	$242.1	$196.6

Start-up costs	$13.9	$8.7	$26.9	$14.7

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	82.6	87.4	162.2	169.3

Revenues	$335.8	$323.4	$644.8	$636.0
Hedged cost of metal	(189.6)	(175.9)	(357.7)	(343.3)
Unfavorable (favorable) metal price lag	0.1	2.4	(0.6)	2.0
Commercial margin	$146.3	$149.9	$286.5	$294.7
Commercial margin per metric ton shipped	$1,772.4	$1,716.2	$1,766.2	$1,740.5

Segment income	$35.3	$40.2	$73.3	$73.2
Unfavorable (favorable) metal price lag	0.1	2.4	(0.6)	2.0
Segment Adjusted EBITDA (1)	$35.4	$42.6	$72.7	$75.2
Segment Adjusted EBITDA per metric ton shipped	$428.7	$487.1	$447.9	$444.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	6.9	5.4	12.4	10.3

Revenues	$30.9	$25.2	$55.1	$46.5
Hedged cost of metal	(15.4)	(12.3)	(29.8)	(23.6)
Favorable metal price lag	(0.7)	—	(1.2)	—
Commercial margin	$14.8	$12.9	$25.3	$22.9
Commercial margin per metric ton shipped	$2,152.5	$2,376.2	$2,043.3	$2,229.7

Segment income	$4.3	$2.5	$5.7	$3.4
Favorable metal price lag	(0.7)	—	(1.2)	—
Segment Adjusted EBITDA (1)	$3.6	$2.5	$4.5	$3.4
Segment Adjusted EBITDA per metric ton shipped	$525.3	$468.6	$367.6	$332.4

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
We estimate that segment income and Adjusted EBITDA for the third quarter of 2017 will be modestly lower than the third quarter of 2016 and lower than the second quarter of 2017. Factors influencing anticipated third quarter performance include:

▪	a major Lewisport outage tied to hot mill upgrades;

▪	after the outage, Lewisport is expected to be positioned for autobody sheet production in 2017;

▪	recent choppy housing starts leading to customer inventory rebalancing early in the quarter;

▪	improved metal spreads are expected to continue to benefit North America;

▪	aerospace softness due to continued supply chain destocking and automotive model launch delays will impact Europe volumes;

▪	weakening U.S. dollar will negatively impact Europe results;

▪	solid regional demand continues in Europe with continued focus on our product mix; and

▪	segment income in the third quarter will be dependent, in part, upon changing aluminum prices and the resulting metal price lag.
In addition, pre-tax income will be unfavorably impacted by increased start-up costs and depreciation expense associated with the North America ABS project and higher interest expense associated with the additional $250 million of 9½% Senior Secured Notes issued in February 2017.
Our estimate for the third quarter includes the impact of our major planned outage in Lewisport focused on widening the hot mill and finalizing our automotive readiness project. Without the outage we would have expected to be substantially ahead of 2016 through solid end-use demand, improved operational performance and productivity, despite continued sluggish aerospace and automotive demand and short term building and construction destocking.
Capital expenditures during the third quarter of 2017 are expected to be lower than the third quarter of 2016. We expect capital spending of approximately $240.0 million to $250.0 million in 2017 before capitalized interest, including the amounts spent in the first half of the year of $118.0 million.
Results of Operations
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues for the three months ended June 30, 2017 increased $71.3 million when compared to the prior year period. The higher average price of aluminum included in our invoiced prices increased revenues approximately $72.0 million. In addition, an improved mix of products sold offset a slight decrease in volumes, increasing revenues approximately $3.0 million. In Europe, a 5% increase in heat exchanger volumes and a favorable mix of coil and sheet products sold were offset by decreases in aerospace, automotive and regional plate and sheet volumes of 10%, 2% and 10%, respectively. In North America, a 4% increase in building and construction volumes and an improved mix of painted products sold were partially offset by a 2% decrease in distribution volumes as inventories were strategically built ahead of an extended outage at our Lewisport facility that began late in the second quarter and is expected to conclude in the third quarter of 2017. Partially offsetting these increases was a stronger average U.S. dollar that negatively impacted the translation of our euro-based revenues, reducing revenues by approximately $6.0 million.

The following table presents the estimated impact of key factors that resulted in the 10% increase in our consolidated second quarter revenues from 2016 to 2017:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$46.0	13%	$24.0	7%	$2.0	8%	$72.0	10%
Commercial price	3.0	1	—	—	(1.0)	(4)	2.0	—
Volume/Mix	6.0	2	(8.0)	(2)	5.0	20	3.0	—
Currency	—	—	(6.0)	(2)	—	—	(6.0)	(1)
Other	0.9	—	2.4	1	(0.3)	(1)	3.0	—
Total	$55.9	15%	$12.4	4%	$5.7	23%	$74.0	10%
Intra-entity revenues							(2.7)	—
Total							$71.3	10%
Gross profit for the three months ended June 30, 2017 was $85.7 million compared to $78.5 million for the three months ended June 30, 2016. Metal price lag had an estimated $1.7 million favorable impact on gross profit for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. The favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Income (Loss). The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017 and 2016:

		For the three months ended
		June 30, 2017	June 30, 2016	Change
Location in consolidated statements of comprehensive income (loss)		(dollars in millions)
Gross profit	Favorable metal price lag	$7.6	$5.9	$1.7
(Gains) losses on derivative financial instruments	Realized losses on metal derivatives	(12.3)	(9.0)	(3.3)
	Unfavorable metal price lag net of realized derivative losses	$(4.7)	$(3.1)	$(1.6)
In addition, favorable metal spreads, resulting from higher aluminum prices and improved scrap availability, increased gross profit approximately $8.0 million. An improved mix of products sold more than offset a slight decrease in volumes resulting in a net increase to gross profit of approximately $4.0 million and improved rolling margins increased gross profit $2.0 million. These increases were partially offset by wage inflation, higher commodity costs, particularly natural gas, and increased repair and maintenance spending, as well as increased investments in research and development, that decreased gross profit approximately $7.0 million. In addition, start-up costs, primarily attributable to the North America ABS Project, increased $5.1 million.
Selling, general and administrative expenses were $51.0 million for the three months ended June 30, 2017 compared to $50.2 million for the three months ended June 30, 2016. The $0.8 million increase included higher labor costs of $3.2 million related primarily to increased incentive compensation expense and wage inflation. This increase was partially offset by lower stock-based compensation expense, professional fees and business development costs.
During the three months ended June 30, 2017 and 2016, we recorded realized losses on derivative financial instruments of $12.6 million and $9.2 million, respectively, and unrealized gains of $25.1 million and $5.6 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $10.2 million resulting from the the issuance of $550.0 million of 9½% Senior Secured Notes (defined below) in the second quarter of 2016 and $250.0 million of 9½% Senior Secured Notes in the first quarter of 2017 and a decrease in capitalized interest.

Other expense decreased $1.7 million from the prior year period. In the second quarter of 2016, a $12.6 million loss on extinguishment of debt was partially offset by a $6.1 million gain resulting from the resolution of vendor disputes. In addition, currency exchange rate changes resulted in $0.6 million of gains in the prior year and $4.3 million of losses in the current year. These currency exchange rate gains and losses are primarily related to the remeasurement of U.S. dollar working capital and debt balances in Europe.
Our effective tax rates were 123.9% and (261.6)% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rates for the three months ended June 30, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2017 and 2016:

	For the three months ended
	June 30, 2017	June 30, 2016	Change	% Change
	(dollars in millions)
Revenues	$776.2	$704.9	$71.3	10%
Cost of sales	690.5	626.4	64.1	10
Gross profit	85.7	78.5	7.2	9
Gross profit as a percentage of revenues	11.0%	11.1%	(0.1)%	(1)
Selling, general and administrative expenses	51.0	50.2	0.8	2
Restructuring charges	0.8	0.6	0.2	33
(Gains) losses on derivative financial instruments	(12.5)	3.6	(16.1)	(447)
Other operating expense, net	1.0	1.1	(0.1)	(9)
Operating income	45.4	23.0	22.4	97
Interest expense, net	31.3	21.1	10.2	48
Other expense, net	3.8	5.5	(1.7)	(31)
Income (loss) before income taxes	10.3	(3.6)	13.9	(386)
Provision for income taxes	12.8	9.4	3.4	36
Net loss	$(2.5)	$(13.0)	$10.5	(81)%

Total segment income	$70.7	$70.3	$0.4	1%
Depreciation and amortization	(25.8)	(26.4)	0.6	(2)
Other corporate general and administrative expenses	(10.9)	(11.6)	0.7	(6)
Restructuring charges	(0.8)	(0.6)	(0.2)	33
Interest expense, net	(31.3)	(21.1)	(10.2)	48
Unallocated gains on derivative financial instruments	25.1	5.6	19.5	348
Unallocated currency exchange losses	(1.4)	(0.6)	(0.8)	133
Start-up costs	(15.4)	(10.0)	(5.4)	54
Loss on extinguishment of debt	—	(12.6)	12.6	(100)
Other income, net	0.1	3.4	(3.3)	(97)
Income (loss) before income taxes	$10.3	$(3.6)	$13.9	(386)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	June 30, 2017	June 30, 2016	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$417.4	$361.5	$55.9	15%
Europe	335.8	323.4	12.4	4
Asia Pacific	30.9	25.2	5.7	23
Intra-entity revenues	(7.9)	(5.2)	(2.7)	52
Consolidated revenues	$776.2	$704.9	$71.3	10%

Metric tons of finished product shipped:
North America	131.8	129.5	2.3	2%
Europe	82.6	87.4	(4.8)	(5)
Asia Pacific	6.9	5.4	1.5	28
Intra-entity shipments	(1.5)	(1.2)	(0.3)	25
Total metric tons of finished product shipped	219.8	221.1	(1.3)	(1)%

North America Revenues
North America revenues for the three months ended June 30, 2017 increased $55.9 million compared to the three months ended June 30, 2016. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $46.0 million;

▪
increased volumes and a favorable mix of products sold increased revenues approximately $6.0 million. Building and construction and automotive volumes increased 4% and 35%, respectively. Distribution volumes decreased 2% as ouf Lewisport hot mill capacity was allocated to a strategic build of inventory ahead of an extended outage. The mix of products sold was favorably impacted by a higher percentage of painted product sold; and

▪	improved rolling margins increased revenues approximately $3.0 million.
Europe Revenues
Europe revenues for the three months ended June 30, 2017 increased $12.4 million compared to the three months ended June 30, 2016. This increase was primarily due to higher aluminum prices included in the invoiced price of products sold that increased revenues approximately $24.0 million. This increase was partially offset by the following:

▪
lower volumes reduced revenues approximately $8.0 million. Supply chain destocking resulted in a 10% decrease in aerospace volumes, a shift in program timing led to a 2% decrease in automotive volumes and uncertainty created by rising aluminum prices resulted in a 10% decrease in regional plate and sheet volumes. These decreases were partially offset by a 5.0% increase in heat exchanger volumes and an improved mix of plate and sheet products sold; and

▪	a stronger average U.S. dollar negatively impacted the translation of euro-based revenues approximately $6.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended June 30, 2017 increased $5.7 million compared to the three months ended June 30, 2016 primarily due to an increase in volumes and higher aluminum prices included in the invoiced price of products sold, partially offset by lower rolling margins.

Segment Income and Gross Profit
For the three months ended June 30, 2017 and 2016, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2017	June 30, 2016	Change	% Change
Segment income:	(dollars in millions)
North America	$31.1	$27.6	$3.5	13%
Europe	35.3	40.2	(4.9)	(12)
Asia Pacific	4.3	2.5	1.8	72
Total segment income	70.7	70.3	0.4	1
Items excluded from segment income and included in gross profit:
Depreciation	(23.4)	(24.0)	0.6	(3)
Start-up costs	(6.1)	(1.0)	(5.1)	510
Other	0.8	—	0.8	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	28.4	27.2	1.2	4
Realized losses on derivative financial instruments	12.7	9.2	3.5	38
Other	2.6	(3.2)	5.8	(181)
Gross profit	$85.7	$78.5	$7.2	9%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended June 30, 2017 increased $3.5 million compared to the three months ended June 30, 2016. The increase was primarily due to the following:

▪	favorable scrap spreads resulting from rising aluminum prices and improved scrap availability increased segment income approximately $6.0 million;

▪	higher volumes, an improved mix of products sold and favorable cost absorption resulting from strong operating performance increased segment income approximately $3.0 million; and

▪	improved rolling margins increased segment income approximately $3.0 million.
These increases were offset by the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $4.6 million; and

▪	wage inflation along with higher natural gas costs and repair and maintenance spending more than offset favorable productivity and decreased segment income approximately $4.0 million.
Europe Segment Income
Europe segment income for the three months ended June 30, 2017 decreased $4.9 million compared to the three months ended June 30, 2016. The decrease was primarily due to the following:

▪	unfavorable currency translation decreased segment income approximately $3.0 million;

▪
improvements in casting operations limited the need for externally purchased slab, while other productivity gains were negatively impacted by lower volumes and increased investments in research and development. Productivity and inflation in labor costs decreased segment income approximately $2.0 million; and

▪	lower shipments were partially offset by an improved mix of regional plate and sheet shipments, decreasing segment income approximately $1.0 million.
These decreases were partially offset by the following:

▪	a favorable change in metal price lag compared to the prior year period decreased segment income approximately $2.3 million; and

▪	decreased externally purchased slab, resulting from improved casting performance, increased segment income approximately $2.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended June 30, 2017 increased $1.8 million compared to the three months ended June 30, 2016. This increase was primarily due to the higher volumes and solid productivity improvements partially offset by lower rolling margins and wage increases.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues for the six months ended June 30, 2017 increased $83.0 million when compared to the prior year period. The higher average price of aluminum included in our invoiced prices increased revenues approximately $113.0 million and improved rolling margins increased revenue approximately $2.0 million. These increases were partially offset by lower volumes that decreased revenue by approximately $18.0 million. In Europe, aerospace, automotive and regional plate and sheet volume decreases of 8%, 4% and 4%, respectively, were partially offset by an improved mix of plate and sheet products sold. In North America, a 4% increase in building and construction volume and an improved mix of painted products sold were partially offset by decreases in distribution and truck trailer volumes of 10% and 5%, respectively. In addition, a stronger average U.S. dollar negatively impacted the translation of our euro-based revenues, reducing revenues by approximately $13.0 million.
The following table presents the estimated impact of key factors that resulted in the 6% increase in our consolidated revenues from the first six months of 2016 to the first six months of 2017:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$70.0	10%	$40.0	6%	$3.0	6%	$113.0	8%
Commercial price	6.0	1	(1.0)	—	(3.0)	(6)	2.0	—
Volume/Mix	(7.0)	(1)	(18.0)	(3)	7.0	15	(18.0)	(1)
Currency	—	—	(13.0)	(2)	—	—	(13.0)	(1)
Other	4.3	1	0.8	—	1.6	3	6.7	—
Total	$73.3	11%	$8.8	1%	$8.6	18%	$90.7	7%
Intra-entity revenues							(7.7)	(1)
Total							$83.0	6%
Gross profit for the six months ended June 30, 2017 was $170.7 million compared to $152.0 million for the six months ended June 30, 2016. Metal price lag had an estimated $12.2 million favorable impact on gross profit for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Income (Loss).
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2017 and 2016:

		For the six months ended
		June 30, 2017	June 30, 2016	Change
Location in consolidated statements of comprehensive income (loss)		(dollars in millions)
Gross profit	Favorable metal price lag	$29.2	$17.0	$12.2
(Gains) losses on derivative financial instruments	Realized losses on metal derivatives	(31.8)	(16.3)	(15.5)
	(Unfavorable) favorable metal price lag net of realized derivative losses	$(2.6)	$0.7	$(3.3)

In addition, favorable metal spreads, resulting from higher aluminum prices and improved scrap availability increased gross profit approximately $11.0 million, an improved mix of products sold increased gross profit approximately $6.0 million, and improved rolling margins increased gross profit approximately $3.0 million. These increases were partially offset by increased start-up costs primarily attributable to the North America ABS Project of $9.7 million as well as wage inflation, higher natural gas and repair and maintenance costs, and increased investment in research and development, that decreased gross profit approximately $7.0 million.
Selling, general and administrative expenses were $104.1 million for the six months ended June 30, 2017 as compared to $100.5 million for the six months ended June 30, 2016. The $3.6 million increase included:

•	higher labor costs of $5.5 million related to increased incentive compensation expense and wage inflation; and

•	a $3.8 million increase in start-up costs associated with the North America ABS Project.
These increases were partially offset by the following:

▪	a $2.5 million decrease in professional fees and travel expenses;

▪	a $2.3 million decrease in stock-based compensation expense as certain equity awards became fully expensed; and

▪	a $1.0 million decrease in depreciation and amortization expense resulting from certain assets becoming fully depreciated.
During the six months ended June 30, 2017 and 2016, we recorded realized losses on derivative financial instruments of $32.9 million and $17.4 million, respectively, and unrealized gains of $17.2 million and $14.8 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $19.2 million resulting from the the issuance of $550.0 million of 9½% Senior Secured Notes in the second quarter of 2016 and $250.0 million of 9½% Senior Secured Notes in the first quarter of 2017 and a decrease in capitalized interest.
Other expense decreased $4.5 million from the prior year period. In the second quarter of 2016, a $12.6 million loss on extinguishment of debt was partially offset by a $6.1 million gain resulting from the resolution of vendor disputes. In addition, currency exchange rate changes resulted in $2.2 million of losses in the prior year and $5.1 million of losses in the current year. These currency exchange rate losses are primarily related to the remeasurement of U.S. dollar working capital and debt balances in Europe.
Our effective tax rates were (165.6)% and (1,499.7)% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2017 and 2016:

	For the six months ended
	June 30, 2017	June 30, 2016	Change	% Change
	(dollars in millions)
Revenues	$1,450.4	$1,367.4	$83.0	6%
Cost of sales	1,279.7	1,215.4	64.3	5
Gross profit	170.7	152.0	18.7	12
Gross profit as a percentage of revenues	11.8%	11.1%	0.7%	6
Selling, general and administrative expenses	104.1	100.5	3.6	4
Restructuring charges	1.2	1.4	(0.2)	(14)
Losses on derivative financial instruments	15.7	2.6	13.1	504
Other operating expense, net	2.0	1.6	0.4	25
Operating income	47.7	45.9	1.8	4
Interest expense, net	58.4	39.2	19.2	49
Other expense, net	3.4	7.9	(4.5)	(57)
Loss before income taxes	(14.1)	(1.2)	(12.9)	1,075
Provision for income taxes	23.5	18.2	5.3	29
Net loss	$(37.6)	$(19.4)	$(18.2)	94%

Total segment income	$134.3	$128.3	$6.0	5%
Depreciation and amortization	(51.5)	(52.7)	1.2	(2)
Other corporate general and administrative expenses	(23.3)	(24.8)	1.5	(6)
Restructuring charges	(1.2)	(1.4)	0.2	(14)
Interest expense, net	(58.4)	(39.2)	(19.2)	49
Unallocated gains on derivative financial instruments	17.4	14.9	2.5	17
Unallocated currency exchange losses	(1.5)	(0.7)	(0.8)	114
Start-up costs	(29.9)	(16.4)	(13.5)	82
Loss on extinguishment of debt	—	(12.6)	12.6	*
Other income, net	—	3.4	(3.4)	*
Loss from continuing operations before income taxes	$(14.1)	$(1.2)	$(12.9)	1,075%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the six months ended
	June 30, 2017	June 30, 2016	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$769.0	$695.7	$73.3	11%
Europe	644.8	636.0	8.8	1
Asia Pacific	55.1	46.5	8.6	18
Intra-entity revenues	(18.5)	(10.8)	(7.7)	*
Consolidated revenues	$1,450.4	$1,367.4	$83.0	6%

Metric tons of finished product shipped:
North America	246.6	249.3	(2.7)	(1)%
Europe	162.2	169.3	(7.1)	(4)
Asia Pacific	12.4	10.3	2.1	20
Intra-entity shipments	(2.8)	(2.6)	(0.2)	*
Total metric tons of finished product shipped	418.4	426.3	(7.9)	(2)%

* Result is not meaningful.
North America Revenues
North America revenues for the six months ended June 30, 2017 increased $73.3 million compared to the six months ended June 30, 2016. This increase was primarily due to the following:

•	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $70.0 million; and

•	improved rolling margins which increased revenues approximately $6.0 million.
These increases were partially offset by lower volumes that decreased revenues approximately $7.0 million. Distribution volumes decreased 10% as our Lewisport hot mill capacity was allocated to a strategic build of inventory ahead of an extended outage. Truck trailer volumes decreased 5% from the prior year period, but have increased for the second straight quarter and is expected to continue in the third quarter of 2017. These decreases were partially offset by a 4% increase in building and construction volumes and an improved mix of painted products sold.
Europe Revenues
Europe revenues for the six months ended June 30, 2017 increased $8.8 million compared to the six months ended June 30, 2016. This increase was primarily due to higher aluminum prices included in the invoiced price of products sold that increased revenues approximately $40.0 million.
This increase was partially offset by the following:

▪
lower volumes decreased revenue approximately $18.0 million. Supply chain destocking resulted in an 8% decrease in aerospace volumes, a shift in program timing led to a 4% decrease in automotive volumes and uncertainty due to rising aluminum prices led to a 4% decrease in regional plate and sheet volumes; and

▪	a weaker average U.S. dollar decreased revenues approximately $13.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the six months ended June 30, 2017 increased $8.6 million compared to the six months ended June 30, 2016 primarily due to an increase in volumes and higher aluminum prices included in the invoiced price of products sold, partially offset by lower rolling margins.

Segment Income and Gross Profit
For the six months ended June 30, 2017 and 2016, segment income and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2017	June 30, 2016	Change	% Change
Segment income:	(dollars in millions)
North America	$55.3	$51.7	$3.6	7%
Europe	73.3	73.2	0.1	—
Asia Pacific	5.7	3.4	2.3	*
Total segment income	134.3	128.3	6.0	5
Items excluded from segment income and included in gross profit:
Depreciation	(46.7)	(46.9)	0.2	—
Start-up costs	(10.7)	(1.0)	(9.7)	970
Other	0.9	0.2	0.7	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	56.7	54.4	2.3	4
Realized losses on derivative financial instruments	33.1	17.5	15.6	*
Other	3.1	(0.5)	3.6	(720)
Gross profit	$170.7	$152.0	$18.7	12%

* Result is not meaningful.
North America Segment Income
North America segment income for the six months ended June 30, 2017 increased $3.6 million compared to the six months ended June 30, 2016. This increase was primarily due to the following:

•	favorable scrap spreads resulting from rising aluminum prices and improved scrap availability increased segment income approximately $10.0 million;

•	improved rolling margins increased segment income approximately $6.0 million; and

•
an increased mix of painted products sold and favorable cost absorption more than offset a decrease in volumes and increased segment income approximately $1.0 million. Our Lewisport hot mill capacity was allocated to a strategic build of inventory ahead of an extended outage. This generated favorable cost absorption as inventory levels increased.

These increases were partially offset by the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $7.1 million; and

▪	increased labor, natural gas and repair and maintenance costs, partially offset by favorable productivity, decreased segment income approximately $7.0 million.
Europe Segment Income
Europe segment income was $73.3 million for the six months ended June 30, 2017 compared to $73.2 million to for the six months ended June 30, 2016. Performance drivers for segment income included:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $2.6 million; and

▪	improved operating performance and an improved mix of regional plate and sheet shipments offset lower volumes, increasing segment income approximately $2.0 million.
These increases were partially offset by:

▪
increased labor and natural gas costs as well as additional investments in research and development activities, partially offset by favorable productivity, decreased segment income approximately $3.0 million; and

▪	lower rolling margins and higher costs for hardeners were partially offset by a decrease in externally purchased slab, decreasing segment income approximately $1.0 million.

Asia Pacific Segment Income
Asia Pacific segment income for the six months ended June 30, 2017 increased $2.3 million compared to the six months ended June 30, 2016. This increase was primarily due to the ongoing improvement in the mix of products sold toward higher aerospace volumes and productivity improvements offset by lower rolling margins.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in the industries we serve, we believe that our cash on hand, cash flows from operations and availability under the 2015 ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the covenants under our indebtedness, including borrowing base limitations under the 2015 ABL Facility and borrowing restrictions under the Senior Notes (as defined below), depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, our ability to access the capital and credit markets, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any future investments, acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of its 9½% Senior Secured Notes due 2021. The Company initially issued $550.0 million aggregate principal amount of 9½% Senior Secured Notes due 2021 on April 4, 2016, which remain outstanding. The additional notes were issued under the 9½% Senior Secured Notes Indenture (as defined below). The Company received net proceeds of approximately $263.8 million from the issuance of the additional notes. These proceeds are being used for general corporate purposes, which may include working capital and/or capital expenditures.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the six months ended June 30, 2017 and 2016.

	For the six months ended
	June 30, 2017	June 30, 2016
Net cash (used) provided by:	(in millions)
Operating activities	$(75.1)	$44.5
Investing activities	(119.1)	(223.1)
Financing activities	191.1	191.0
Cash Flows from Operating Activities
Cash flows used by operating activities were $75.1 million for the six months ended June 30, 2017, which resulted from $18.3 million of cash from earnings and a $93.3 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $67.8 million, $58.3 million and $24.3 million in accounts receivable, inventory and accounts payable, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average days sales outstanding (“DSO”) for the twelve months ended June 30, 2017 remained consistent with the average DSO for the year ended December 31, 2016, revenues in the month of June 2017 were approximately $92.5 million higher than the month of December 2016, leading to an increase in accounts receivable. Our average days payables outstanding (“DPO”) for the twelve months ended June 30, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in inventory was due in part to an increase in aluminum prices. In addition, inventory quantities increased in the North America segment due to preparation for the production outages at our Lewisport facility in 2017 and quantities to be used for automotive commissioning and qualification. This resulted in an increase to our average days inventory outstanding (“DIO”) for the twelve months ended June 30, 2017 from the average DIO for the year ended December 31, 2016.
Cash flows provided by operating activities were $44.5 million for the six months ended June 30, 2016, which resulted from $48.0 million of cash from earnings and a $3.5 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $53.3 million and $46.1 million in accounts receivable and accounts payable, respectively, and a decrease of $3.8 million in inventories. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average DSO for the twelve months ended June 30, 2016 remained consistent with the average DSO for the year ended December 31, 2015, revenues in the month of June 2016 were approximately $63.0 million higher than the month of December 2015, leading to an increase in accounts receivable. Our average DPO for the twelve months ended June 30, 2016 remained consistent with the average DPO for the year ended December 31, 2015. A decrease in our average DIO for the twelve months ended June 30, 2016 as compared to the year ended December 31, 2015 as well as lower aluminum prices offset the seasonal increase in production, resulting in the slight decrease in inventory.
Cash Flows from Investing Activities
Cash flows used by investing activities were $119.1 million for the six months ended June 30, 2017, and included $118.0 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at our Lewisport facility.
Cash flows used by investing activities were $223.1 million for the six months ended June 30, 2016, and included $222.1 million of capital expenditures, primarily resulting from capital expenditures on the North America ABS Project and related non-ABS equipment upgrades at our Lewisport facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $191.1 million for the six months ended June 30, 2017, which resulted from net cash proceeds of $263.8 million from the issuance of additional 9½% Senior Secured Notes. These proceeds were partially offset by net cash repayments of $55.8 million on borrowings against the 2015 ABL Facility, $12.7 million of payments on the China Loan Facility (as defined below) and $1.8 million of debt issuance costs related to the issuance of the additional 9½% Senior Secured Notes.
Cash flows provided by financing activities were $191.0 million for the six months ended June 30, 2016, which resulted from cash proceeds of $540.4 million from the 9½% Senior Secured Notes, net of discount and net cash proceeds of $100.0 million from borrowings on the 2015 ABL Facility. These cash proceeds were partially offset by the tender off and redemption of the 7 5/8% senior notes due 2018, which totaled $443.8 million, including the payment of accrued interest, applicable premiums and related fees and expenses, and $3.4 million of debt issuance costs related to the 9½% Senior Secured Notes.
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
As of June 30, 2017, we estimate that Aleris International had $245.2 million available for borrowing as of June 30, 2017 under the 2015 ABL Facility.
9½% Senior Secured Notes due 2021

On April 4, 2016, Aleris International issued $550.0 million aggregate principal amount of its 9½% Senior Secured Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 9½% Senior Secured Notes were issued under an indenture (as amended and supplemented from time to time, the “9½% Senior Secured Notes Indenture”), dated as of April 4, 2016, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 9½% Senior Secured Notes are unconditionally guaranteed on a senior secured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility.
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of its 9½% Senior Secured Notes pursuant to the 9½% Senior Secured Notes Indenture. These additional notes, together with the initial notes, are treated as a single series of debt securities for all purposes under the 9½% Senior Secured Notes Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.
As of June 30, 2017, Aleris International had $800.0 million aggregate principal amount of 9½% Senior Secured Notes outstanding.
The 9½% Senior Secured Notes are secured by a first-priority lien on substantially all of Aleris International’s and the guarantors’ owned and material U.S. real property, equipment and intellectual property and stock of Aleris International and the guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first-tier” foreign subsidiaries and certain “first-tier” foreign subsidiary holding companies), but subject to permitted liens and excluding (i) inventory, accounts receivable, deposit accounts and related assets, which assets secure the 2015 ABL Facility on a first-priority basis, (ii) the assets associated with our Lewisport, Kentucky facility and (iii) certain other excluded assets.
Subject to certain limitations and exceptions, the 9½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9½% Senior Secured Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 9½ % Senior Secured Notes Indenture as of June 30, 2017.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes and related guarantees under an indenture (as amended and supplemented from time to time, the “7 7/8% Senior Notes Indenture”), dated as of October 23, 2012, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee. On January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of its 7 7/8% Senior Notes for $500.0 million of its new 7 7/8% Senior Notes that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7  7/8% Senior Notes pursuant to an asset sale offer. As of June 30, 2017, Aleris International had $440.1 million aggregate principal amount of 7 7/8% Senior Notes outstanding.
Subject to certain limitations and exceptions, the 7 7/8% Senior Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 7 7/8% Senior Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 7 7/8% Senior Notes Indenture as of June 30, 2017.

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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 913.8 million (or equivalent to approximately $134.8 million as of June 30, 2017) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $60.5 million as of June 30, 2017) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, we expect to repay the amounts outstanding under the Zhenjiang Revolver in 2017. The interest rate on the U.S. term dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2017, $165.4 million was outstanding on the Zhenjiang Term Loans and $12.8 million was drawn on the Zhenjiang Revolver. After giving effect to amendments to the Zhenjiang Term Loans, the final maturity date for all borrowings under the Zhenjiang Term Loans is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually. The semi-annual repayment in 2017 will be RMB 11.9 million (equivalent to approximately $1.8 million as of June 30, 2017) and will increase to RMB 252.5 million (equivalent to approximately $37.2 million as of June 30, 2017) by 2024.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2017. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three and six months ended June 30, 2017 and 2016, our reconciliation of Adjusted EBITDA to net loss and net cash (used) provided by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in millions)
Adjusted EBITDA	$66.3	$64.5	$118.1	$109.0
Unrealized gains on derivative financial instruments	25.1	5.6	17.2	14.8
Restructuring charges	(0.8)	(0.6)	(1.2)	(1.4)
Unallocated currency exchange losses on debt	(1.3)	(0.6)	(1.3)	(0.5)
Stock-based compensation expense	(0.4)	(1.7)	(1.1)	(3.4)
Start-up costs	(15.4)	(10.0)	(29.9)	(16.4)
(Unfavorable) favorable metal price lag	(4.7)	(3.1)	(2.6)	0.7
Loss on extinguishment of debt	—	(12.6)	—	(12.6)
Other	(1.4)	2.4	(3.4)	0.5
EBITDA	67.4	43.9	95.8	90.7
Interest expense, net	(31.3)	(21.1)	(58.4)	(39.2)
Provision for income taxes	(12.8)	(9.4)	(23.5)	(18.2)
Depreciation and amortization	(25.8)	(26.4)	(51.5)	(52.7)
Net loss	(2.5)	(13.0)	(37.6)	(19.4)
Depreciation and amortization	25.8	26.4	51.5	52.7
Provision for deferred income taxes	8.4	4.7	14.4	8.0
Stock-based compensation expense	0.4	1.7	1.1	3.4
Unrealized gains on derivative financial instruments	(25.1)	(5.6)	(17.2)	(14.8)
Amortization of debt issuance costs	0.7	1.3	1.4	2.9
Loss on extinguishment of debt	—	12.6	—	12.6
Other	3.8	2.5	4.7	2.6
Change in operating assets and liabilities:
Change in accounts receivable	(17.4)	2.6	(67.8)	(53.3)
Change in inventories	8.7	(1.2)	(58.3)	3.8
Change in other assets	6.5	(0.9)	6.0	3.4
Change in accounts payable	(19.5)	—	24.3	46.1
Change in accrued liabilities	(26.3)	2.2	2.4	(3.5)
Net cash (used) provided by operating activities	$(36.5)	$33.3	$(75.1)	$44.5
For the three and six months ended June 30, 2017 and 2016, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in millions)
Revenues	$776.2	$704.9	$1,450.4	$1,367.4
Hedged cost of metal	(455.4)	(394.5)	(833.5)	(759.8)
Unfavorable (favorable) metal price lag	4.7	3.1	2.6	(0.7)
Commercial margin	$325.5	$313.5	$619.5	$606.9
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 3, 2017 for the year ended December 31, 2016. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2017.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2017.
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
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of June 30, 2017 we had 0.2 million metric tons and 0.2 million metric tons of of metal buy and metal sell derivative contracts, respectively. As of December 31, 2016, we had 0.1 million metric tons of metal buy derivatives contracts and 0.2 million metric tons of metal sell derivative contracts.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2017 and December 31, 2016, we had 1.3 trillion and 2.1 trillion of British thermal unit forward buy contracts, respectively.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2017 we had 2.0 million diesel fuel swap contracts outstanding. We had no diesel fuel swap contracts outstanding as of December 31, 2016.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of June 30, 2017 and December 31, 2016, we had euro forward contracts covering a notional amount of €28.0 million and €34.6 million, respectively.
Interest Rate Risks
As of June 30, 2017, approximately 77% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2017, Aleris International had $200.7 million of borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $165.4 million of borrowings under the Zhenjiang Term Loans and $12.8 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2017 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2017:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$12.2	$(19.4)
Energy	(0.4)	(0.9)
Currency	1.0	(3.2)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1†*	Form of Transaction Bonus Amendment.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS CORPORATION

Date:	August 9, 2017	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)