Form 10-Q
period 2017-09-30
Aleris Corp
filed 2017-11-09
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 31,998,284 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2017.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
September 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	September 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$71.9	$55.6
Accounts receivable (net of allowances of $6.6 and $7.6 at September 30, 2017 and December 31, 2016, respectively)	297.7	218.7
Inventories	620.7	538.9
Prepaid expenses and other current assets	39.5	33.4
Total Current Assets	1,029.8	846.6
Property, plant and equipment, net	1,467.0	1,346.0
Intangible assets, net	35.2	36.8
Deferred income taxes	91.9	88.3
Other long-term assets	69.9	72.2
Total Assets	$2,693.8	$2,389.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$297.1	$246.6
Accrued liabilities	215.4	201.4
Current portion of long-term debt	15.6	27.7
Total Current Liabilities	528.1	475.7
Long-term debt	1,694.4	1,438.5
Deferred income taxes	17.1	2.8
Accrued pension benefits	171.6	158.4
Accrued postretirement benefits	32.9	34.2
Other long-term liabilities	66.5	63.7
Total Long-Term Liabilities	1,982.5	1,697.6
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized and 31,998,284 and 31,904,250 shares issued at September 30, 2017 and December 31, 2016, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	428.2	428.0
Retained (deficit) earnings	(96.1)	11.8
Accumulated other comprehensive loss	(149.2)	(223.5)
Total Equity	183.2	216.6
Total Liabilities and Equity	$2,693.8	$2,389.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in millions)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$712.8	$683.4	$2,163.2	$2,050.9
Cost of sales	675.2	610.6	1,954.9	1,826.0
Gross profit	37.6	72.8	208.3	224.9
Selling, general and administrative expenses	49.5	58.8	153.6	159.3
Restructuring charges	0.9	0.3	2.1	1.8
Losses on derivative financial instruments	14.9	0.2	30.6	2.8
Other operating expense, net	2.0	1.0	4.0	2.5
Operating (loss) income	(29.7)	12.5	18.0	58.5
Interest expense, net	32.0	19.2	90.4	58.4
Other expense (income), net	2.4	(2.0)	5.8	6.0
Loss before income taxes	(64.1)	(4.7)	(78.2)	(5.9)
Provision for income taxes	1.6	12.3	25.1	30.5
Loss from continuing operations	(65.7)	(17.0)	(103.3)	(36.4)
Loss from discontinued operations, net of tax	—	(4.6)	—	(4.6)
Net loss	$(65.7)	$(21.6)	$(103.3)	$(41.0)

Comprehensive loss	$(40.9)	$(15.8)	$(29.0)	$(29.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the nine months ended
	September 30, 2017	September 30, 2016
Operating activities
Net loss	$(103.3)	$(41.0)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	82.0	78.8
Provision for deferred income taxes	13.9	15.3
Stock-based compensation expense	1.5	5.2
Unrealized losses (gains) on derivative financial instruments	1.5	(23.6)
Amortization of debt issuance costs	2.1	4.3
Loss on extinguishment of debt	—	12.6
Net loss on sale of discontinued operations	—	4.6
Other	9.1	4.4
Changes in operating assets and liabilities:
Change in accounts receivable	(60.2)	(60.2)
Change in inventories	(53.0)	(9.5)
Change in other assets	6.2	0.7
Change in accounts payable	35.8	47.2
Change in accrued liabilities	31.9	7.8
Net cash (used) provided by operating activities	(32.5)	46.6
Investing activities
Payments for property, plant and equipment	(174.9)	(295.7)
Other	(2.5)	(1.2)
Net cash used by investing activities	(177.4)	(296.9)
Financing activities
Proceeds from revolving credit facilities	401.7	200.1
Payments on revolving credit facilities	(429.2)	(61.7)
Proceeds from senior secured notes, inclusive of premiums and discounts	263.8	540.4
Payments on senior notes, including premiums	—	(443.8)
Net payments on other long-term debt	(5.5)	(6.7)
Debt issuance costs	(2.5)	(3.5)
Other	(1.5)	(0.7)
Net cash provided by financing activities	226.8	224.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	3.0	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	19.9	(25.7)
Cash, cash equivalents and restricted cash at beginning of period	55.6	62.2
Cash, cash equivalents and restricted cash at end of period	$75.5	$36.5

Cash and cash equivalents	$71.9	$36.5
Restricted cash (included in “Other current assets”)	3.6	—
Cash, cash equivalents and restricted cash	$75.5	$36.5

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
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This guidance requires the presentation of all components of net periodic benefit cost other than service costs outside of operating income. Only the service cost component will be included in operating income and eligible for capitalization in assets. The guidance is effective for the Company for fiscal years beginning after December 15, 2017, and will be applied retrospectively. We estimate that upon adoption, approximately $3.2 and $2.8 of pension and postretirement benefit expense will be reclassified from operating income to non-operating income for the years ended December 31, 2017 and 2016, respectively.
In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). This guidance requires companies to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18 in the first quarter of 2017. The adoption of this guidance resulted in the updated presentation of restricted cash in our current period Consolidated Statements of Cash Flows. As there was no restricted cash in the prior year, the adoption of this guidance had no effect on the prior year presentation of cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption (the “modified retrospective approach”). The Company has developed a project plan to guide the implementation of the standard. The project plan includes analyzing the Company’s customer contracts, identifying revenue streams, drafting an updated accounting policy and evaluating new disclosure requirements. In addition, the Company is identifying and implementing appropriate changes to its business processes and controls to support recognition and disclosure under the new guidance. In evaluating the impact of the standard, management has concluded that control may have transferred on some of the inventory held on consignment at customer locations or in third party warehouses. Subsequent to adoption of the standard, revenue may be recognized when such inventory is delivered into consignment. We held $29.3 of inventory in consignment at September 30, 2017, and revenue on a portion of such inventory may be included in the transition adjustment recorded upon adoption of the standard. We continue to evaluate other impacts this guidance will have on the Company’s Consolidated Financial Statements. We expect to adopt this standard using the modified retrospective approach and anticipate that the adoption will result in an increase to the revenue disclosures in our financial statements.
2. INVENTORIES
The components of our “Inventories” as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Raw materials	$189.1	$181.7
Work in process	232.8	195.4
Finished goods	167.3	134.0
Supplies	31.5	27.8
Total inventories	$620.7	$538.9
3. LONG-TERM DEBT
Our debt as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
2015 ABL Facility	$245.0	$255.3
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $3.6 and $4.5 at September 30, 2017 and December 31, 2016, respectively	436.4	435.5
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $0.8 at September 30, 2017 and net of discount and deferred issuance costs of $11.6 at December 31, 2016	800.8	538.4
Exchangeable Notes, net of discount of $0.3 and $0.4 at September 30, 2017 and December 31, 2016, respectively	44.5	44.4
Zhenjiang Term Loans, net of discount of $0.5 at September 30, 2017 and December 31, 2016	166.8	164.5
Zhenjiang Revolver, net of discount of $0.1 at September 30, 2017 and December 31, 2016	6.6	22.0
Other	9.9	6.1
Total debt	1,710.0	1,466.2
Less: Current portion of long-term debt	15.6	27.7
Total long-term debt	$1,694.4	$1,438.5
9 ½% Senior Secured Notes due 2021
On February 14, 2017, Aleris International issued an additional $250.0 aggregate principal amount of its 9½% Senior Secured Notes due 2021. The Company initially issued $550.0 aggregate principal amount of 9½% Senior Secured Notes due 2021 on April 4, 2016, which remain outstanding. The additional notes were issued under the indenture governing the previously issued 9½% Senior Secured Notes. The Company received net proceeds of approximately $263.8, after deducting the initial purchasers’ discount, from the issuance of the additional notes. These proceeds are being used for general corporate purposes, which may include working capital and/or capital expenditures.

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
Our reserves for environmental remediation liabilities totaled $23.5 and $23.8 at September 30, 2017 and December 31, 2016, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at September 30, 2017 and December 31, 2016, $11.4 and $11.5, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $5.6 and $4.7 at September 30, 2017 and December 31, 2016, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
5. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the nine months ended September 30, 2017:

Total Equity
Total equity at January 1, 2017	$216.6
Net loss	(103.3)
Other comprehensive income	74.3
Stock-based compensation activity	0.3
Adoption of new accounting standard	(4.7)
Total equity at September 30, 2017	$183.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table shows changes in the number of our issued and outstanding shares of common stock:

Issued and outstanding shares of common stock
Balance at January 1, 2017	31,904,250
Issuance associated with vested restricted stock units	94,034
Balance at September 30, 2017	31,998,284
6. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the nine months ended September 30, 2017:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2017	$(150.9)	$(72.6)	$(223.5)
Current period currency translation adjustments	76.0	(4.0)	72.0
Amortization of net actuarial losses and prior service costs, net of tax	—	2.3	2.3
Balance at September 30, 2017	$(74.9)	$(74.3)	$(149.2)
A summary of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2017 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(3.4)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	1.1
Losses reclassified into earnings, net of tax	$(2.3)
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive Loss:

Three months ended September 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$364.4	$318.4	$30.0		$712.8
Intra-entity revenues	—	5.9	2.2	$(8.1)	—
Total revenues	$364.4	$324.3	$32.2	$(8.1)	$712.8
Segment income	$19.9	$28.4	$4.3		$52.6

Three months ended September 30, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$358.1	$297.6	$27.7		$683.4
Intra-entity revenues	0.5	7.2	1.5	$(9.2)	—
Total revenues	$358.6	$304.8	$29.2	$(9.2)	$683.4
Segment income	$18.1	$40.7	$2.8		$61.6

Nine months ended September 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,129.0	$951.9	$82.3		$2,163.2
Intra-entity revenues	—	17.3	4.8	$(22.1)	—
Total revenues	$1,129.0	$969.2	$87.1	$(22.1)	$2,163.2
Segment income	$75.2	$101.7	$10.0		$186.9

Nine months ended September 30, 2016	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,053.2	$927.0	$70.7		$2,050.9
Intra-entity revenues	1.1	13.9	5.0	$(20.0)	—
Total revenues	$1,054.3	$940.9	$75.7	$(20.0)	$2,050.9
Segment income	$69.8	$113.8	$6.2		$189.8
The following table reconciles total segment income to “Loss before income taxes” as reported in our Consolidated Statements of Comprehensive Loss:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total segment income	$52.6	$61.6	$186.9	$189.8
Unallocated amounts:
Depreciation and amortization	(30.5)	(26.2)	(82.0)	(78.8)
Other corporate general and administrative expenses	(8.9)	(14.8)	(32.1)	(39.5)
Restructuring charges	(0.9)	(0.3)	(2.1)	(1.8)
Interest expense, net	(32.0)	(19.2)	(90.4)	(58.4)
Unallocated (losses) gains on derivative financial instruments	(18.4)	8.8	(1.0)	23.7
Unallocated currency exchange losses	(2.0)	(0.5)	(3.7)	(1.2)
Start-up costs	(22.8)	(14.1)	(52.6)	(30.4)
Loss on extinguishment of debt	—	—	—	(12.6)
Other (expense) income, net	(1.2)	—	(1.2)	3.3
Loss before income taxes	$(64.1)	$(4.7)	$(78.2)	$(5.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

The following table shows our reportable segment assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets
North America	$1,327.7	$1,180.2
Europe	772.5	645.3
Asia Pacific	363.5	358.6
Unallocated assets	230.1	205.8
Total consolidated assets	$2,693.8	$2,389.9
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
During the nine months ended September 30, 2017, no stock options or restricted stock units were granted and 33,157 stock options were forfeited. We recorded stock-based compensation expense of $0.4 and $1.5 for the three and nine months ended September 30, 2017, respectively, and $1.8 and $5.2 for the three and nine months ended September 30, 2016, respectively.
9. INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2017, we had $2.7 of unrecognized tax benefits. The majority of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive Loss. As of September 30, 2017, we had approximately $0.8 of accrued interest related to uncertain tax positions.
The 2009 through 2016 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$1.0	$0.9	$2.9	$2.7
Interest cost	1.4	1.5	4.4	4.5
Amortization of net actuarial losses	0.5	0.5	1.4	1.4
Amortization of prior service cost	0.1	0.1	0.2	0.2
Expected return on plan assets	(2.6)	(2.5)	(7.7)	(7.5)
Net periodic benefit expense	$0.4	$0.5	$1.2	$1.3

	Non U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$0.9	$0.5	$2.7	$1.5
Interest cost	0.4	0.5	1.3	1.5
Amortization of net actuarial losses	0.7	0.4	2.1	1.2
Net periodic benefit expense	$2.0	$1.4	$6.1	$4.2
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.3	0.9	1.0
Amortization of net actuarial gains	(0.1)	—	(0.4)	(0.1)
Net postretirement benefit expense	$0.2	$0.3	$0.6	$1.0
11. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. There was no cash collateral posted at September 30, 2017 or December 31, 2016. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of September 30, 2017 and December 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	Fair Value of Derivatives as of
	September 30, 2017		December 31, 2016
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$15.3	$(21.6)	$8.9	$(12.3)
Energy	0.2	(0.1)	0.7	—
Currency	1.2	(0.5)	—	(2.3)
Total	16.7	(22.2)	9.6	(14.6)
Effect of counterparty netting	(11.7)	11.7	(6.6)	6.6
Net derivatives as classified in the balance sheet	$5.0	$(10.5)	$3.0	$(8.0)
The fair value of our derivative financial instruments at September 30, 2017 and December 31, 2016 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
Metal	Prepaid expenses and other current assets	$0.1	$2.3
	Other long-term assets	3.8	—
Energy	Prepaid expenses and other current assets	0.2	0.7
Currency	Prepaid expenses and other current assets	0.9	—
Total		$5.0	$3.0

Liability Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
Metal	Accrued liabilities	$10.3	$5.1
	Other long-term liabilities	—	0.6
Energy	Accrued liabilities	0.1	—
Currency	Accrued liabilities	—	1.8
	Other long-term liabilities	0.1	0.5
Total		$10.5	$8.0
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses on derivative financial instruments” in the Consolidated Statements of Comprehensive Loss. Realized (gains) and losses on derivative financial instruments totaled the following:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Metal	$(3.6)	$9.1	$28.2	$25.4
Energy	0.3	(0.3)	0.8	0.6
Currency	(0.6)	0.2	—	0.4
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of September 30, 2017 we had 0.1 million metric tons and 0.2 million metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2016, we had 0.1 million metric tons of metal buy derivatives contracts and 0.2 million metric tons of metal sell derivative contracts.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2017 and December 31, 2016, we had 0.5 trillion and 2.1 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of September 30, 2017 we had 1.0 million gallons of diesel swap contracts. We had no diesel swap contracts as of December 31, 2016.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of September 30, 2017 and December 31, 2016, we had euro forward contracts covering a notional amount of €54.8 million and €34.6 million, respectively.
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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2017 and December 31, 2016, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$71.9	$71.9	Level 1	$55.6	$55.6	Level 1
Restricted cash	3.6	3.6	Level 1	—	—	N/A
Receivables held in escrow	17.0	18.9	Level 2	17.0	20.6	Level 2
2015 ABL Facility	245.0	245.0	Level 2	255.3	255.3	Level 2
7 7/8% Senior Notes	436.4	439.8	Level 1	435.5	441.7	Level 1
9 ½ % Senior Secured Notes	800.8	853.7	Level 1	538.4	594.0	Level 1
Exchangeable Notes	44.5	81.4	Level 3	44.4	81.4	Level 3
Zhenjiang Term Loans	166.8	167.3	Level 3	164.5	165.0	Level 3
Zhenjiang Revolver	6.6	6.7	Level 3	22.0	22.1	Level 3
The receivables held in escrow include shares of Real Industry, Inc.’s Series B non-participating preferred stock issued to the Company in connection with the 2015 sale of our former North American and European recycling and specification alloys businesses and which have been held in escrow to secure our indemnification obligations under the sale agreement. The fair value was estimated using a lattice model based on the expected time to maturity, cash flows of the preferred stock and an estimated yield using available market data. The principal amount of the 2015 ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair value of Aleris International’s exchangeable notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.6% as of September 30, 2017 and December 31, 2016, and expected equity volatility of 43% as of September 30, 2017 and 45% as of December 31, 2016. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair values of the 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”) and 9 ½% Senior Secured Notes were estimated using market quotations. The principal amount of the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans and Zhenjiang Revolver.
12. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On August 29, 2016, we entered into a definitive agreement to be acquired by Zhongwang USA LLC (“Zhongwang USA”) (the “Merger”). Under the terms of the Merger, Zhongwang USA has agreed to pay approximately $1,110.0 in cash, subject to adjustment, for the equity of Aleris Corporation, and to assume certain of the Company’s outstanding indebtedness. The Merger was unanimously approved by the Board of Directors of Aleris Corporation and is subject to customary regulatory approvals and closing conditions. The Merger is not subject to a financing condition. There can be no assurance that the Merger will be consummated at all. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation” in this report.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the 7 7/8% Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 7 7/8% Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 7 7/8% Senior Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the 9 ½% Senior Secured Notes. The condensed consolidating balance sheets are presented as of September 30, 2017 and December 31, 2016. The condensed consolidating statements of comprehensive income (loss) are presented for the three and nine months ended September 30, 2017 and 2016. The condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2017 and 2016.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	As of September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$42.7	$—	$32.8	$(3.6)	$71.9
Accounts receivable, net	—	—	111.8	185.9	—	297.7
Inventories	—	—	271.4	349.3	—	620.7
Prepaid expenses and other current assets	—	2.1	11.8	25.6	—	39.5
Intercompany receivables	—	666.0	227.4	32.9	(926.3)	—
Total Current Assets	—	710.8	622.4	626.5	(929.9)	1,029.8
Property, plant and equipment, net	—	—	908.6	558.4	—	1,467.0
Intangible assets, net	—	—	19.3	15.9	—	35.2
Deferred income taxes	—	—	—	91.9	—	91.9
Other long-term assets	—	11.5	6.2	52.2	—	69.9
Investments in subsidiaries	185.3	1,339.3	(10.5)	—	(1,514.1)	—
Total Assets	$185.3	$2,061.6	$1,546.0	$1,344.9	$(2,444.0)	$2,693.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$4.2	$144.4	$152.1	$(3.6)	$297.1
Accrued liabilities	—	64.2	77.4	73.8	—	215.4
Current portion of long-term debt	—	—	1.0	14.6	—	15.6
Intercompany payables	2.1	366.2	530.3	27.7	(926.3)	—
Total Current Liabilities	2.1	434.6	753.1	268.2	(929.9)	528.1
Long-term debt	—	1,441.7	1.3	251.4	—	1,694.4
Deferred income taxes	—	—	0.5	16.6	—	17.1
Accrued pension benefits	—	—	42.8	128.8	—	171.6
Accrued postretirement benefits	—	—	32.9	—	—	32.9
Other long-term liabilities	—	—	37.1	29.4	—	66.5
Total Long-Term Liabilities	—	1,441.7	114.6	426.2	—	1,982.5
Total equity	183.2	185.3	678.3	650.5	(1,514.1)	183.2
Total Liabilities and Equity	$185.3	$2,061.6	$1,546.0	$1,344.9	$(2,444.0)	$2,693.8

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$364.4	$354.2	$(5.8)	$712.8
Cost of sales	—	—	360.8	320.2	(5.8)	675.2
Gross profit	—	—	3.6	34.0	—	37.6
Selling, general and administrative expenses	—	5.6	22.6	21.3	—	49.5
Restructuring charges	—	—	0.2	0.7		0.9
Losses on derivative financial instruments	—	—	13.7	1.2	—	14.9
Other operating expense, net	—	—	2.0	—	—	2.0
Operating (loss) income	—	(5.6)	(34.9)	10.8	—	(29.7)
Interest expense, net	—	—	24.9	7.1	—	32.0
Other (income) expense, net	—	(1.2)	(0.1)	3.7	—	2.4
Equity in net loss of affiliates	65.7	61.2	0.3	—	(127.2)	—
(Loss) income before income taxes	(65.7)	(65.6)	(60.0)	—	127.2	(64.1)
Provision for income taxes	—	0.1	0.1	1.4	—	1.6
Net loss	$(65.7)	$(65.7)	$(60.1)	$(1.4)	$127.2	$(65.7)

Comprehensive (loss) income	$(40.9)	$(40.9)	$(59.3)	$22.6	$77.6	$(40.9)

	For the nine months ended September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,129.0	$1,051.3	$(17.1)	$2,163.2
Cost of sales	—	—	1,072.4	899.6	(17.1)	1,954.9
Gross profit	—	—	56.6	151.7	—	208.3
Selling, general and administrative expenses	—	5.7	84.1	63.8	—	153.6
Restructuring charges	—	—	1.3	0.8		2.1
Losses on derivative financial instruments	—	—	30.5	0.1	—	30.6
Other operating expense, net	—	—	3.9	0.1	—	4.0
Operating (loss) income	—	(5.7)	(63.2)	86.9	—	18.0
Interest expense, net	—	—	70.2	20.2	—	90.4
Other (income) expense, net	—	(2.0)	(2.2)	10.0	—	5.8
Equity in net loss of affiliates	103.3	99.5	0.7	—	(203.5)	—
(Loss) income before income taxes	(103.3)	(103.2)	(131.9)	56.7	203.5	(78.2)
Provision for income taxes	—	0.1	—	25.0	—	25.1
Net (loss) income	$(103.3)	$(103.3)	$(131.9)	$31.7	$203.5	$(103.3)

Comprehensive (loss) income	$(29.0)	$(29.0)	$(129.5)	$103.7	$54.8	$(29.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the three months ended September 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$358.6	$332.3	$(7.5)	$683.4
Cost of sales	—	—	341.1	277.0	(7.5)	610.6
Gross profit	—	—	17.5	55.3	—	72.8
Selling, general and administrative expenses	—	0.4	39.9	18.5	—	58.8
Restructuring charges	—	—	0.3	—	—	0.3
Losses (gains) on derivative financial instruments	—	—	1.1	(0.9)	—	0.2
Other operating expense, net	—	—	0.9	0.1	—	1.0
Operating (loss) income	—	(0.4)	(24.7)	37.6	—	12.5
Interest expense, net	—	—	11.8	7.4	—	19.2
Other income, net	—	(0.2)	(1.1)	(0.7)	—	(2.0)
Equity in net loss (earnings) of affiliates	21.6	16.6	(0.3)	—	(37.9)	—
(Loss) income before income taxes	(21.6)	(16.8)	(35.1)	30.9	37.9	(4.7)
Provision for income taxes	—	0.2	0.5	11.6	—	12.3
(Loss) income from continuing operations	(21.6)	(17.0)	(35.6)	19.3	37.9	(17.0)
Loss from discontinued operations, net of tax	—	(4.6)	—	—	—	(4.6)
Net (loss) income	$(21.6)	$(21.6)	$(35.6)	$19.3	$37.9	$(21.6)

Comprehensive (loss) income	$(15.8)	$(15.8)	$(34.6)	$24.1	$26.3	$(15.8)

	For the nine months ended September 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,054.3	$1,011.4	$(14.8)	$2,050.9
Cost of sales	—	—	981.0	859.8	(14.8)	1,826.0
Gross profit	—	—	73.3	151.6	—	224.9
Selling, general and administrative expenses	—	1.7	99.0	58.6	—	159.3
Restructuring charges	—	—	0.9	0.9		1.8
Losses on derivative financial instruments	—	—	1.7	1.1	—	2.8
Other operating expense, net	—	—	2.3	0.2	—	2.5
Operating (loss) income	—	(1.7)	(30.6)	90.8	—	58.5
Interest expense, net	—	—	34.1	24.3	—	58.4
Other expense (income), net	—	8.5	(3.1)	0.6	—	6.0
Equity in net loss (earnings) of affiliates	41.0	25.9	(0.7)	—	(66.2)	—
(Loss) income before income taxes	(41.0)	(36.1)	(60.9)	65.9	66.2	(5.9)
Provision for income taxes	—	0.3	0.1	30.1	—	30.5
(Loss) income from continuing operations	(41.0)	(36.4)	(61.0)	35.8	66.2	(36.4)
Loss from discontinued operations, net of tax	—	(4.6)	—	—	—	(4.6)
Net (loss) income	(41.0)	(41.0)	(61.0)	35.8	66.2	(41.0)

Comprehensive (loss) income	$(29.0)	$(29.0)	$(59.1)	$45.8	$42.3	$(29.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the nine months ended September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.3	$299.2	$(247.8)	$61.8	$(147.0)	$(32.5)
Investing activities
Payments for property, plant and equipment	—	—	(150.9)	(24.0)	—	(174.9)
Repayments from intercompany loans	—	—	—	135.0	(135.0)	—
Equity contributions in subsidiaries	—	(426.6)	(1.0)	—	427.6	—
Return of investment in subsidiaries	—	8.3	5.8	—	(14.1)	—
Other	—	—	(2.5)	—	—	(2.5)
Net cash (used) provided by investing activities	—	(418.3)	(148.6)	111.0	278.5	(177.4)
Financing activities
Proceeds from the revolving credit facilities	—	215.0	—	186.7	—	401.7
Payments on the revolving credit facilities	—	(185.0)	—	(244.2)	—	(429.2)
Proceeds from senior secured notes, inclusive of premiums		263.8	—	—		263.8
Payments on other long-term debt	—	—	(0.5)	(5.0)	—	(5.5)
Debt issuance costs		(2.5)	—	—	—	(2.5)
Repayments on intercompany loans	—	(135.0)	—	—	135.0	—
Proceeds from intercompany equity contributions	—	—	403.6	24.0	(427.6)	—
Dividends paid	—	—	(7.1)	(153.6)	160.7	—
Other	(1.3)	—	0.4	(0.6)	—	(1.5)
Net cash (used) provided by financing activities	(1.3)	156.3	396.4	(192.7)	(131.9)	226.8
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	3.0	—	3.0
Net increase (decrease) in cash, cash equivalents and restricted cash	—	37.2	—	(16.9)	(0.4)	19.9
Cash, cash equivalents and restricted cash at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash, cash equivalents and restricted cash at end of period	$—	$42.7	$—	$36.4	$(3.6)	$75.5

Cash and cash equivalents	$—	$42.7	$—	$32.8	$(3.6)	$71.9
Restricted cash (included in “Other current assets”)	—	—	—	3.6	—	3.6
Cash, cash equivalents and restricted cash	$—	$42.7	$—	$36.4	$(3.6)	$75.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in millions)

	For the nine months ended September 30, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.6	$(273.6)	$253.5	$67.7	$(1.6)	$46.6
Investing activities
Payments for property, plant and equipment	—	—	(251.0)	(44.7)	—	(295.7)
Disbursements of intercompany loans	—	—	—	(50.0)	50.0	—
Return of investments in subsidiaries	—	15.2	0.2	—	(15.4)	—
Other	—	—	(1.2)	—	—	(1.2)
Net cash provided (used) by investing activities	—	15.2	(252.0)	(94.7)	34.6	(296.9)
Financing activities
Proceeds from revolving credit facilities	—	175.0	—	25.1	—	200.1
Payments on revolving credit facilities	—	(60.0)	—	(1.7)	—	(61.7)
Proceeds from senior secured notes, net of discount	—	540.4	—	—	—	540.4
Payments on senior notes, including premiums	—	(443.8)	—	—	—	(443.8)
Payments on other long-term debt	—	(0.5)	(0.4)	(5.8)	—	(6.7)
Debt issuance costs		(3.5)	—	—	—	(3.5)
Proceeds from intercompany loans	—	50.0	—	—	(50.0)	—
Dividends paid	—	—	(0.9)	(16.1)	17.0	—
Other	(0.6)	0.8	(0.2)	(0.7)	—	(0.7)
Net cash (used) provided by financing activities	(0.6)	258.4	(1.5)	0.8	(33.0)	224.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	0.5	—	0.5
Net decrease in cash, cash equivalents and restricted cash	—	—	—	(25.7)	—	(25.7)
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	62.2	—	62.2
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$36.5	$—	$36.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of September 30, 2017 and December 31, 2016, our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 and our consolidated cash flows for the nine months ended September 30, 2017 and 2016.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and nine months ended September 30, 2017 and 2016 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the nine months ended September 30, 2017 and 2016, as well as a brief discussion of our current sources of capital;

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
On August 29, 2016, Aleris Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zhongwang USA LLC (“Zhongwang USA”), Zhongwang Aluminum Corporation, a direct, wholly owned subsidiary of Zhongwang USA (“Merger Sub”), and the stockholders representative party thereto, pursuant to which Merger Sub will be merged with and into Aleris Corporation, on the terms and subject to the conditions set forth in the Merger Agreement, with Aleris Corporation as the surviving entity (the “Merger”). Upon consummation of the Merger, Aleris Corporation is expected to be a direct, wholly owned subsidiary of Zhongwang USA, which is expected to be indirectly beneficially owned by entities affiliated with Mr. Liu Zhongtian and other investors and financial institutions. Zhongwang USA has agreed to pay approximately $1.1 billion in cash, subject to adjustment, for the equity of Aleris Corporation and to assume certain of the Company’s outstanding indebtedness.

The Merger is subject to customary regulatory approvals, including the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), and other customary closing conditions. The Merger is not subject to a financing condition. As previously disclosed, following the initial filing of the CFIUS voluntary notice by Aleris Corporation and Zhongwang USA, CFIUS identified national security concerns with the Merger and invited Aleris Corporation and Zhongwang USA to withdraw and refile their notice in order to obtain additional time to provide additional information, including possible measures to mitigate these concerns. In February 2017, Aleris Corporation and Zhongwang USA withdrew their notice and refiled in the second quarter of 2017. CFIUS continues to raise national security concerns with the Merger and, as a result, Aleris Corporation and Zhongwang USA have withdrawn their most recent notice seeking approval of the transaction from CFIUS and continue discussions concerning the transaction. However, there can be no assurance that the Merger will be consummated. By its terms, the Merger Agreement would have automatically terminated on August 31, 2017. Through a series of extensions, the parties have currently agreed to extend the termination date of the Merger Agreement so that the Merger Agreement automatically terminates on November 12, 2017.
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented approximately 70% of our costs of sales for the nine months ended September 30, 2017. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended September 30, 2017 and 2016 were $2,011 and $1,620, respectively, which represents an increase of approximately 24%. Average LME aluminum prices per ton for the nine months ended September 30, 2017 and 2016 were $1,924 and $1,569, respectively, which represents an increase of approximately 23%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our quarterly and year-to-date revenues may not correspond to LME and regional premium price changes for those same periods.
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
Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes and changes in regional premium differentials on our operating results. This exposure exists because we value our aluminum inventories primarily under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising aluminum prices and decrease our earnings in times of declining aluminum prices.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of September 30, 2017 and December 31, 2016, no cash collateral had been posted.
We refer to the difference between the price of primary aluminum included in our revenues and the estimated price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” The primary aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We also exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
In addition to analyzing our consolidated operating performance based upon revenues and Adjusted EBITDA, we measure the performance of our operating segments using segment income, segment Adjusted EBITDA and commercial margin. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expenses and an allocation of certain functional SG&A expenses. Segment income excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, restricted cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Segment Adjusted EBITDA eliminates from segment income the impact of metal price lag and recording inventory and other items at fair value through purchase accounting. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the estimated price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
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
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We are investing over $400 million to build a new wide cold mill, two continuous annealing lines and an automotive innovation center at this facility. We are also investing in upgrades to other key non-ABS equipment at the facility, including widening the hot mill, to capture additional opportunities. The investment positions us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles. We commenced delivery of ABS product from this facility in the fourth quarter of 2017. We are currently a leading supplier of ABS to the European premium automotive industry, which has led the light-weighting transition to aluminum in an effort to meet tighter emissions standards.
In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	115.3	127.5	361.9	376.7

Revenues	$364.4	$358.6	$1,129.0	$1,054.3
Hedged cost of metal	(224.1)	(212.9)	(685.3)	(616.7)
Unfavorable (favorable) metal price lag	1.6	0.1	5.9	(2.6)
Commercial margin	$141.9	$145.8	$449.6	$435.0
Commercial margin per metric ton shipped	$1,231.0	$1,143.4	$1,242.4	$1,154.7

Segment income	$19.9	$18.1	$75.2	$69.8
Unfavorable (favorable) metal price lag	1.6	0.1	5.9	(2.6)
Segment Adjusted EBITDA (1)	$21.4	$18.2	$81.1	$67.2
Segment Adjusted EBITDA per metric ton shipped	$185.8	$142.7	$224.1	$178.4

Start-up costs	$21.2	$13.6	$48.1	$28.3

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	78.2	81.5	240.4	250.9

Revenues	$324.3	$304.8	$969.2	$940.9
Hedged cost of metal	(192.6)	(163.2)	(550.4)	(506.6)
Unfavorable (favorable) metal price lag	0.1	1.1	(0.5)	3.1
Commercial margin	$131.8	$142.7	$418.3	$437.4
Commercial margin per metric ton shipped	$1,686.4	$1,749.5	$1,740.2	$1,743.4

Segment income	$28.4	$40.7	$101.7	$113.8
Unfavorable (favorable) metal price lag	0.1	1.1	(0.5)	3.1
Segment Adjusted EBITDA (1)	$28.5	$41.7	$101.2	$116.9
Segment Adjusted EBITDA per metric ton shipped	$364.7	$511.7	$420.8	$466.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	7.1	6.6	19.4	16.9

Revenues	$32.2	$29.2	$87.1	$75.7
Hedged cost of metal	(17.0)	(15.1)	(45.5)	(38.7)
Favorable metal price lag	(0.6)	—	(1.8)	—
Commercial margin	$14.6	$14.1	$39.8	$37.0
Commercial margin per metric ton shipped	$2,061.4	$2,123.0	$2,050.0	$2,188.3

Segment income	$4.3	$2.8	$10.0	$6.2
Favorable metal price lag	(0.6)	—	(1.8)	—
Segment Adjusted EBITDA (1)	$3.7	$2.8	$8.3	$6.2
Segment Adjusted EBITDA per metric ton shipped	$525.5	$422.8	$425.0	$367.9

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
We estimate that segment income and Adjusted EBITDA for the fourth quarter of 2017 will be lower than the fourth quarter of 2016 based on continuation of current trends. Factors influencing anticipated fourth quarter performance include:

▪
commercial shipments from the first Lewisport CALP line have recently commenced and will show meaningful ramp up in 2018 based on contracted volumes. Residual outage effect complete in the fourth quarter;

▪	improved metal spreads are expected to continue to benefit North America;

▪	we expect building and construction fundamentals to remain healthy; fourth quarter volumes are expected to be lower due to delinquency reductions in the prior year;

▪
aerospace softness, due to continued supply chain destocking, and automotive model launch delays will continue to impact Europe volumes in the fourth quarter; trends reversing sequentially going into 2018;

▪	weaker U.S. dollar will negatively impact Europe results in the fourth quarter;

▪	strengthening long-term global aerospace presence;

▪	we expect liquidity to benefit from customer capacity reservation fees in the fourth quarter or early in 2018; and

▪	segment income in the fourth quarter will be dependent, in part, upon changing aluminum prices and the resulting metal price lag.
In addition, pre-tax income will be unfavorably impacted by increased start-up costs and depreciation expense associated with the North America ABS Project and higher interest expense associated with the additional $250 million of 9½% Senior Secured Notes issued in February 2017.
Capital expenditures during the fourth quarter of 2017 are expected to be lower than the fourth quarter of 2016. We expect 2017 capital spending of approximately $230.0 million to $240.0 million before capitalized interest, including the amounts spent in the first three quarters of 2017 of $174.9 million. We expect 2018 capital spending of approximately $125 million before capitalized interest.
In 2018, we expect a significant increase in shipments from our Lewisport facility as the production outage described above was a one-time event. Lewisport’s ABS products are expected to generate higher margins than the facility’s traditional distribution products. As a result, we expect improved margins and increased revenues from Lewisport in 2018. A large portion of the production capacity from that facility has been committed via long-term customer contracts. We expect that the slowdown in aerospace will reverse in 2018 driven by higher aircraft production rates and benefits from our global, long-term customer relationships. Additionally, European automotive demand should benefit from new model launches and less Europe capacity used to support Lewisport’s ramp up in 2018. Also, we expect the conditions in North America building and construction should continue into 2018.

Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues for the three months ended September 30, 2017 increased $29.4 million when compared to the prior year period. The higher average price of aluminum included in our invoiced prices increased revenues approximately $69.0 million and improved rolling margins increased revenues approximately $3.0 million. In addition, a weaker average U.S. dollar favorably impacted the translation of our euro-based revenues, increasing revenues approximately $11.0 million. These increases were partially offset by lower volumes that decreased revenues approximately $53.0 million. In Europe, aerospace volumes decreased 16% as a result of continued supply chain destocking and automotive volumes decreased 5% as a result of model launch delays. In North America, building and construction volumes decreased 13%, as prior year volumes benefited from the reduction of delinquencies that resulted from unexpected outages in 2016, and distribution volumes decreased 9% as a result of an extended scheduled outage at the Lewisport hot mill in connection with the North America ABS project.
The following table presents the estimated impact of key factors that resulted in the 4% increase in our consolidated third quarter revenues from 2016 to 2017:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$31.0	9%	$36.0	12%	$2.0	7%	$69.0	10%
Commercial price	3.0	1	1.0	—	(1.0)	(3)	3.0	—
Volume / mix	(27.0)	(8)	(28.0)	(9)	2.0	7	(53.0)	(8)
Currency	—	—	11.0	4	—	—	11.0	2
Other	(1.2)	—	(0.5)	—	—	—	(1.7)	—
Total	$5.8	2%	$19.5	6%	$3.0	10%	$28.3	5%
Intra-entity revenues							1.1	—
Total							$29.4	4%
Gross profit for the three months ended September 30, 2017 was $37.6 million compared to $72.8 million for the three months ended September 30, 2016. Metal price lag had an estimated $12.5 million unfavorable impact on gross profit for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Loss. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2017 and 2016:

		For the three months ended
		September 30, 2017	September 30, 2016	Change
Location in consolidated statements of comprehensive loss		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(4.6)	$7.9	$(12.5)
Losses on derivative financial instruments	Realized gains (losses) on metal derivatives	3.6	(9.1)	12.7
	Unfavorable metal price lag net of realized derivative losses	$(1.0)	$(1.2)	$0.2
In addition to the impact of metal price lag, lower volumes decreased gross profit approximately $8.0 million and increased hardener costs and externally purchased slab in Europe decreased gross profit approximately $3.0 million. Gross margin was also affected by a $13.3 million increase in start-up costs, primarily attributable to the North America ABS Project, and a $4.8 million increase in depreciation expense, as assets related to the North America ABS Project were placed in service. These decreases to gross margin were partially offset by favorable metal spreads, resulting from higher aluminum prices and improved scrap availability, that increased gross profit approximately $4.0 million and improved rolling margins that increased gross profit $2.0 million.
Selling, general and administrative expenses were $49.5 million for the three months ended September 30, 2017 compared to $58.8 million for the three months ended September 30, 2016. The $9.3 million decrease included:

▪	a $4.6 million decrease in SG&A start-up costs associated with the North America ABS Project;

▪	a $4.0 million decrease in professional fees; and

▪	a $1.4 million decrease in stock-based compensation expense as certain equity awards become fully expensed.
These decreases were partially offset by higher labor costs of $1.4 million related primarily to increased incentive compensation expense and wage inflation.
During the three months ended September 30, 2017 and 2016, we recorded realized (gains) losses on derivative financial instruments of $(3.9) million and $9.0 million, respectively, and unrealized losses (gains) of $18.8 million and $(8.8) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $12.8 million resulting from the issuance of $250.0 million of 9½% Senior Secured Notes (defined below) in the first quarter of 2017 and a decrease in capitalized interest.
An unfavorable change of $4.4 million in other expense (income) was due in part to a $2.7 million gain recorded in the third quarter of 2016 resulting from the resolution of a vendor dispute. In addition, currency exchange rate changes resulted in $1.1 million of losses in the prior year compared to $3.2 million of losses in the current year. These currency exchange rate losses are primarily related to the remeasurement of U.S. dollar working capital and debt balances in Europe.
Our effective tax rates were (2.5)% and (262.0)% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rates for the three months ended September 30, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
Loss from discontinued operations, net of tax for the three months ended September 30, 2016 included an incremental loss on sale of $4.6 million related to our estimate of costs related to the indemnification of the buyer of the recycling and specification alloys business for certain potential future damages.

The following table presents key financial and operating data on a consolidated basis for the three months ended September 30, 2017 and 2016:

	For the three months ended
	September 30, 2017	September 30, 2016	Change	% Change
	(dollars in millions)
Revenues	$712.8	$683.4	$29.4	4%
Cost of sales	675.2	610.6	64.6	11
Gross profit	37.6	72.8	(35.2)	(48)
Gross profit as a percentage of revenues	5.3%	10.7%	(5.4)%	(50)
Selling, general and administrative expenses	49.5	58.8	(9.3)	(16)
Restructuring charges	0.9	0.3	0.6	200
Losses on derivative financial instruments	14.9	0.2	14.7	7,350
Other operating expense, net	2.0	1.0	1.0	100
Operating (loss) income	(29.7)	12.5	(42.2)	(338)
Interest expense, net	32.0	19.2	12.8	67
Other expense (income), net	2.4	(2.0)	4.4	(220)
Loss before income taxes	(64.1)	(4.7)	(59.4)	1,264
Provision for income taxes	1.6	12.3	(10.7)	(87)
Loss from continuing operations	(65.7)	(17.0)	(48.7)	286
Loss from discontinued operations, net of tax	—	(4.6)	4.6	*
Net loss	$(65.7)	$(21.6)	$(44.1)	204%

Total segment income	$52.6	$61.6	$(9.0)	(15)%
Depreciation and amortization	(30.5)	(26.2)	(4.3)	16
Other corporate general and administrative expenses	(8.9)	(14.8)	5.9	(40)
Restructuring charges	(0.9)	(0.3)	(0.6)	200
Interest expense, net	(32.0)	(19.2)	(12.8)	67
Unallocated (losses) gains on derivative financial instruments	(18.4)	8.8	(27.2)	(309)
Unallocated currency exchange losses	(2.0)	(0.5)	(1.5)	300
Start-up costs	(22.8)	(14.1)	(8.7)	62
Other expense, net	(1.2)	—	(1.2)	*
Loss before income taxes	$(64.1)	$(4.7)	$(59.4)	1,264%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	September 30, 2017	September 30, 2016	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$364.4	$358.6	$5.8	2%
Europe	324.3	304.8	19.5	6
Asia Pacific	32.2	29.2	3.0	10
Intra-entity revenues	(8.1)	(9.2)	1.1	(12)
Consolidated revenues	$712.8	$683.4	$29.4	4%

Metric tons of finished product shipped:
North America	115.3	127.5	(12.2)	(10)%
Europe	78.2	81.5	(3.3)	(4)
Asia Pacific	7.1	6.6	0.5	8
Intra-entity shipments	(1.8)	(1.9)	0.1	(5)
Total metric tons of finished product shipped	198.8	213.7	(14.9)	(7)%

North America Revenues
North America revenues for the three months ended September 30, 2017 increased $5.8 million compared to the three months ended September 30, 2016. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $31.0 million; and

▪	improved rolling margins increased revenues approximately $3.0 million.
These increases were partially offset by a 10% reduction in volumes that decreased revenues approximately $27.0 million. Building and construction volumes decreased 13%, resulting from uneven demand and because prior year volumes benefited from the shipment of delinquent orders following unexpected outages earlier in 2016. Distribution volumes decreased 9% resulting from the extended outage at our Lewisport facility. Subsequent to the outage, which included an unprecedented 60 day standstill of the facility’s hot mill, the Lewisport facility has begun to ship autobody sheet and wide non-autobody sheet to customers using the re-engineered hot mill as well as the new wide cold mill and the first of two continuous annealing lines.
Europe Revenues
Europe revenues for the three months ended September 30, 2017 increased $19.5 million compared to the three months ended September 30, 2016. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $36.0 million;

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues approximately $11.0 million; and

▪	improved rolling margins increased revenue approximately $1.0 million.
These increases were partially offset by a 4% reduction in volumes that reduced revenues approximately $28.0 million. Continued supply chain destocking resulted in a 16% decrease in aerospace volumes and a shift in program timing led to a 5% decrease in automotive volumes. These decreases were partially offset by a 6% increase in heat exchanger volumes.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended September 30, 2017 increased $3.0 million compared to the three months ended September 30, 2016 primarily due to an increase in volumes and higher aluminum prices included in the invoiced price of products sold, partially offset by lower rolling margins.

Segment Income and Gross Profit
For the three months ended September 30, 2017 and 2016, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	September 30, 2017	September 30, 2016	Change	% Change
Segment income:	(dollars in millions)
North America	$19.9	$18.1	$1.8	10%
Europe	28.4	40.7	(12.3)	(30)
Asia Pacific	4.3	2.8	1.5	54
Total segment income	52.6	61.6	(9.0)	(15)
Items excluded from segment income and included in gross profit:
Depreciation	(27.8)	(23.1)	(4.7)	20
Start-up costs	(13.3)	—	(13.3)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	28.5	26.8	1.7	6
Realized (losses) gains on derivative financial instruments	(3.6)	9.0	(12.6)	(140)
Other	1.2	(1.5)	2.7	(180)
Gross profit	$37.6	$72.8	$(35.2)	(48)%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended September 30, 2017 increased $1.8 million compared to the three months ended September 30, 2016. The increase was primarily due to the following:

▪	favorable scrap spreads resulting from rising aluminum prices and improved scrap availability increased segment income approximately $4.0 million;

▪	improved rolling margins increased segment income approximately $3.0 million; and

▪	productivity gains resulting from improved operating performance offset $4.0 million of wage inflation and higher natural gas costs.
These increases were offset by the following:

▪	lower volumes decreased segment income approximately $4.0 million; and

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $1.5 million.
Europe Segment Income
Europe segment income for the three months ended September 30, 2017 decreased $12.3 million compared to the three months ended September 30, 2016. The decrease was primarily due to the following:

▪	lower volumes decreased segment income approximately $5.0 million;

▪	higher costs for hardeners used in the production of aluminum alloys and an increase in externally purchased aluminum slab decreased segment income approximately $3.0 million;

▪	productivity gains, which were limited due to lower volumes, were unable to offset wage inflation, resulting in decreased segment income of approximately $2.0 million; and

▪	unfavorable currency translation decreased segment income approximately $1.0 million.
These decreases were partially offset by the following:

▪	improved rolling margins increased segment income approximately $1.0 million; and

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $1.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended September 30, 2017 increased $1.5 million compared to the three months ended September 30, 2016. This increase was primarily due to the higher volumes and productivity gains from continued strong operational performance partially offset by lower rolling margins.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues for the nine months ended September 30, 2017 increased $112.3 million when compared to the prior year period. The higher average aluminum prices included in our invoiced prices increased revenues approximately $175.0 million and improved rolling margins increased revenue approximately $5.0 million. These increases were partially offset by lower volumes that decreased revenue by approximately $71.0 million. In Europe, aerospace, automotive and regional plate and sheet volume decreases of 11%, 5% and 5%, respectively, were partially offset by an improved mix of plate and sheet products sold. In North America, distribution and building and construction volume decreases of 10% and 2%, respectively, were partially offset by an improved mix of painted products sold. North America distribution volumes were significantly impacted by the extended Lewisport outage. In addition, a stronger average U.S. dollar negatively impacted the translation of our euro-based revenues, reducing revenues by approximately $3.0 million.
The following table presents the estimated impact of key factors that resulted in the 5% increase in our consolidated revenues from the first nine months of 2016 to the first nine months of 2017:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$96.0	9%	$74.0	8%	$5.0	7%	$175.0	9%
Commercial price	9.0	1	—	—	(4.0)	(5)	5.0	—
Volume / mix	(35.0)	(3)	(45.0)	(5)	9.0	12	(71.0)	(3)
Currency	—	—	(2.0)	—	(1.0)	(1)	(3.0)	—
Other	4.7	—	1.3	—	2.4	3	8.4	—
Total	$74.7	7%	$28.3	3%	$11.4	15%	$114.4	6
Intra-entity revenues							(2.1)	(1)
Total							$112.3	5
Gross profit for the nine months ended September 30, 2017 was $208.3 million compared to $224.9 million for the nine months ended September 30, 2016. Metal price lag had an estimated $0.2 million unfavorable impact on gross profit for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Loss.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2017 and 2016:

		For the nine months ended
		September 30, 2017	September 30, 2016	Change
Location in consolidated statements of comprehensive loss		(dollars in millions)
Gross profit	Favorable metal price lag	$24.6	$24.8	$(0.2)
Losses on derivative financial instruments	Realized losses on metal derivatives	(28.2)	(25.4)	(2.8)
	Unfavorable metal price lag net of realized derivative losses	$(3.6)	$(0.6)	$(3.0)
In addition, gross profit was impacted by increased start-up costs, primarily attributable to the North America ABS Project, of $23.0 million as well as wage inflation, higher natural gas and repair and maintenance costs, and increased investment in research and development, that decreased gross profit approximately $6.0 million. Lower volumes also decreased gross profit approximately $2.0 million and depreciation expense increased $4.5 million, as assets related to the North America ABS Project were placed in service. These decreases to gross profit were partially offset by favorable metal spreads, resulting from higher aluminum prices and improved scrap availability that increased gross profit approximately $12.0 million and improved rolling margins that increased gross profit approximately $5.0 million.
Selling, general and administrative expenses were $153.6 million for the nine months ended September 30, 2017 as compared to $159.3 million for the nine months ended September 30, 2016. The $5.7 million decrease included:

•	a $6.6 million decrease in professional fees and travel expenses;

•	a $3.7 million decrease in stock-based compensation expense as certain equity awards became fully expensed; and

•	a $1.5 million decrease in depreciation and amortization expense resulting from certain assets becoming fully depreciated.
These decreases were partially offset by higher labor costs of $6.9 million related to increased incentive compensation expense and wage inflation.
During the nine months ended September 30, 2017 and 2016, we recorded realized losses on derivative financial instruments of $29.0 million and $26.4 million, respectively, and unrealized losses (gains) of $1.5 million and $(23.6) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $32.0 million resulting from the issuance of $550.0 million of 9½% Senior Secured Notes in the second quarter of 2016 and $250.0 million of 9½% Senior Secured Notes in the first quarter of 2017 and a decrease in capitalized interest.
Other expense decreased $0.2 million from the prior year period. In 2016, a $12.6 million loss on extinguishment of debt was partially offset by $8.7 million of gains resulting from the resolution of vendor disputes. In addition, currency exchange rate changes resulted in $3.3 million of losses in the prior year and $8.3 million of losses in the current year. These currency exchange rate losses are primarily related to the remeasurement of U.S. dollar working capital and debt balances in Europe.
Our effective tax rates were (32.1)% and (515.1)% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
Loss from discontinued operations, net of tax for the nine months ended September 30, 2016 included an incremental loss on sale of $4.6 million related to our estimate of costs related to the indemnification of the buyer of the recycling and specification alloys business for certain potential future damages.

The following table presents key financial and operating data on a consolidated basis for the nine months ended September 30, 2017 and 2016:

	For the nine months ended
	September 30, 2017	September 30, 2016	Change	% Change
	(dollars in millions)
Revenues	$2,163.2	$2,050.9	$112.3	5%
Cost of sales	1,954.9	1,826.0	128.9	7
Gross profit	208.3	224.9	(16.6)	(7)
Gross profit as a percentage of revenues	9.6%	11.0%	(1.4)%	(13)
Selling, general and administrative expenses	153.6	159.3	(5.7)	(4)
Restructuring charges	2.1	1.8	0.3	17
Losses on derivative financial instruments	30.6	2.8	27.8	993
Other operating expense, net	4.0	2.5	1.5	60
Operating income	18.0	58.5	(40.5)	(69)
Interest expense, net	90.4	58.4	32.0	55
Other expense, net	5.8	6.0	(0.2)	(3)
Loss before income taxes	(78.2)	(5.9)	(72.3)	1,225
Provision for income taxes	25.1	30.5	(5.4)	(18)
Loss from continuing operations	(103.3)	(36.4)	(66.9)	184
Loss from discontinued operations, net of tax	—	(4.6)	4.6	*
Net loss	$(103.3)	$(41.0)	$(62.3)	152%

Total segment income	$186.9	$189.8	$(2.9)	(2)%
Depreciation and amortization	(82.0)	(78.8)	(3.2)	4
Other corporate general and administrative expenses	(32.1)	(39.5)	7.4	(19)
Restructuring charges	(2.1)	(1.8)	(0.3)	17
Interest expense, net	(90.4)	(58.4)	(32.0)	55
Unallocated (losses) gains on derivative financial instruments	(1.0)	23.7	(24.7)	(104)
Unallocated currency exchange losses	(3.7)	(1.2)	(2.5)	208
Start-up costs	(52.6)	(30.4)	(22.2)	73
Loss on extinguishment of debt	—	(12.6)	12.6	*
Other (expense) income, net	(1.2)	3.3	(4.5)	(136)
Loss before income taxes	$(78.2)	$(5.9)	$(72.3)	1,225%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the nine months ended
	September 30, 2017	September 30, 2016	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$1,129.0	$1,054.3	$74.7	7%
Europe	969.2	940.9	28.3	3
Asia Pacific	87.1	75.7	11.4	15
Intra-entity revenues	(22.1)	(20.0)	(2.1)	11
Consolidated revenues	$2,163.2	$2,050.9	$112.3	5%

Metric tons of finished product shipped:
North America	361.9	376.7	(14.8)	(4)%
Europe	240.4	250.9	(10.5)	(4)
Asia Pacific	19.4	16.9	2.5	15
Intra-entity shipments	(4.5)	(4.5)	—	—
Total metric tons of finished product shipped	617.2	640.0	(22.8)	(4)%

North America Revenues
North America revenues for the nine months ended September 30, 2017 increased $74.7 million compared to the nine months ended September 30, 2016. This increase was primarily due to the following:

•	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $96.0 million; and

•	improved rolling margins increased revenues approximately $9.0 million.
These increases were partially offset by lower volumes that decreased revenues approximately $35.0 million. Distribution volumes decreased 10% as a result of the extended outage at our Lewisport facility. In addition, the impact of a 2% decrease in building and construction volumes was partially offset by an improved mix of painted products sold.
Europe Revenues
Europe revenues for the nine months ended September 30, 2017 increased $28.3 million compared to the nine months ended September 30, 2016. This increase was primarily due to higher aluminum prices included in the invoiced price of products sold that increased revenues approximately $74.0 million.
This increase was partially offset by the following:

▪
lower volumes decreased revenue approximately $45.0 million. Supply chain destocking resulted in an 11% decrease in aerospace volumes, a shift in program timing led to a 5% decrease in automotive volumes and uncertainty due to rising aluminum prices led to a 5% decrease in regional plate and sheet volumes; and

▪	a weaker average U.S. dollar decreased revenues approximately $2.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the nine months ended September 30, 2017 increased $11.4 million compared to the nine months ended September 30, 2016 primarily due to an increase in volumes and higher aluminum prices included in the invoiced price of products sold, partially offset by lower rolling margins.

Segment Income and Gross Profit
For the nine months ended September 30, 2017 and 2016, segment income and our reconciliation of segment income to gross profit are presented below:

	For the nine months ended
	September 30, 2017	September 30, 2016	Change	% Change
Segment income:	(dollars in millions)
North America	$75.2	$69.8	$5.4	8%
Europe	101.7	113.8	(12.1)	(11)
Asia Pacific	10.0	6.2	3.8	61
Total segment income	186.9	189.8	(2.9)	(2)
Items excluded from segment income and included in gross profit:
Depreciation	(74.5)	(69.9)	(4.6)	7
Start-up costs	(23.8)	(1.0)	(22.8)	2,280
Other	0.9	0.2	0.7	350
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	85.2	81.2	4.0	5
Realized losses on derivative financial instruments	29.5	26.5	3.0	11
Other	4.1	(1.9)	6.0	(316)
Gross profit	$208.3	$224.9	$(16.6)	(7)%

* Result is not meaningful.
North America Segment Income
North America segment income for the nine months ended September 30, 2017 increased $5.4 million compared to the nine months ended September 30, 2016. This increase was primarily due to the following:

•	favorable scrap spreads resulting from rising aluminum prices and improved scrap availability increased segment income approximately $14.0 million; and

•	improved rolling margins increased segment income approximately $9.0 million.
These increases were partially offset by the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $8.5 million;

▪	increased labor, natural gas and repair and maintenance costs, partially offset by favorable productivity, decreased segment income approximately $7.0 million; and

▪	a decrease in volumes decreased segment income approximately $3.0 million.
Europe Segment Income
Europe segment income for the nine months ended September 30, 2017 decreased $12.1 million compared to the nine months ended September 30, 2016. This decrease was primarily due to the following:

▪
increased labor and natural gas costs as well as additional investments in research and development activities, partially offset by favorable productivity, decreased segment income approximately $7.0 million;

▪	lower volumes decreased segment income approximately $3.0 million;

▪	higher costs for hardeners and an increase in externally purchased slab decreased segment income approximately $2.0 million; and

▪	unfavorable currency translation decreased segment income approximately $1.0 million.

These decreases were partially offset by a favorable change in metal price lag compared to the prior year period that increased segment income approximately $3.6 million.
Asia Pacific Segment Income
Asia Pacific segment income for the nine months ended September 30, 2017 increased $3.8 million compared to the nine months ended September 30, 2016. This increase was primarily due to the ongoing improvement in the mix of products sold toward higher aerospace volumes and productivity improvements offset by lower rolling margins.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the nine months ended September 30, 2017 and 2016.

	For the nine months ended
	September 30, 2017	September 30, 2016
Net cash (used) provided by:	(in millions)
Operating activities	$(32.5)	$46.6
Investing activities	(177.4)	(296.9)
Financing activities	226.8	224.1
Cash Flows from Operating Activities
Cash flows used by operating activities were $32.5 million for the nine months ended September 30, 2017, which resulted from $6.8 million of cash from earnings and a $39.3 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $60.2 million, $53.0 million, $35.8 million and $31.9 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average days sales outstanding (“DSO”) for the twelve months ended September 30, 2017 remained consistent with the average DSO for the year ended December 31, 2016, revenues in the month of September 2017 were approximately $73.9 million higher than the month of December 2016, leading to an increase in accounts receivable. Our average days payables outstanding (“DPO”) for the twelve months ended September 30, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in inventory was primarily due to an increase in aluminum prices. Our average days inventory outstanding (“DIO”) for the twelve months ended September 30, 2017 increased from the average DIO for the year ended December 31, 2016 due to the rising aluminum prices as well as lower shipment volumes and the strategic build of inventory in North America in preparation for the production outage at our Lewisport facility. The increase in accrued liabilities was primarily due to increased accrued interest, resulting from the additional 9½% Senior Secured Notes issued during the year as well as the timing of interest payments.
Cash flows provided by operating activities were $46.6 million for the nine months ended September 30, 2016, which resulted from $60.6 million of cash from earnings and a $14.0 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $60.2 million, $9.5 million, $47.2 million and $7.8 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average DSO for the twelve months ended September 30, 2016 remained consistent with the average DSO for the year ended December 31, 2015, revenues in the month of September 2016 were approximately $60.8 million higher than the month of December 2015, leading to an increase in accounts receivable. Our average DPO for the twelve months ended September 30, 2016 remained consistent with the average DPO for the year ended December 31, 2015. While our average DIO for the twelve months ended September 30, 2016 remained consistent with the average DIO for the year ended December 31, 2015, higher aluminum prices and seasonal increase in production resulted in the increase in inventory. The increase in accrued liabilities is due primarily to accrued interest on the 9 ½% Senior Secured Notes.
Cash Flows from Investing Activities
Cash flows used by investing activities were $177.4 million for the nine months ended September 30, 2017, and included $174.9 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at our Lewisport facility.
Cash flows used by investing activities were $296.9 million for the nine months ended September 30, 2016, and included $295.7 million of capital expenditures, primarily resulting from capital expenditures on the North America ABS Project and related non-ABS equipment upgrades at our Lewisport facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $226.8 million for the nine months ended September 30, 2017, which resulted from net cash proceeds of $263.8 million from the issuance of additional 9½% Senior Secured Notes. These proceeds were partially offset by $19.5 million of payments on the China Loan Facility (as defined below), net cash repayments of $11.5 million on borrowings against the 2015 ABL Facility and $2.5 million of debt issuance costs related to the issuance of the additional 9½% Senior Secured Notes.
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

As of September 30, 2017, we estimate that Aleris International had $205.5 million available for borrowing under the 2015 ABL Facility.
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
As of September 30, 2017, Aleris International had $800.0 million aggregate principal amount of 9½% Senior Secured Notes outstanding.
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
Subject to certain limitations and exceptions, the 9½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9½% Senior Secured Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 9½ % Senior Secured Notes Indenture as of September 30, 2017.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes and related guarantees under an indenture (as amended and supplemented from time to time, the “7 7/8% Senior Notes Indenture”), dated as of October 23, 2012, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee. On January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of its 7 7/8% Senior Notes for $500.0 million of its new 7 7/8% Senior Notes that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the 2015 ABL Facility. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to an asset sale offer. As of September 30, 2017, Aleris International had $440.1 million aggregate principal amount of 7 7/8% Senior Notes outstanding.
Subject to certain limitations and exceptions, the 7 7/8% Senior Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 7 7/8% Senior Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 7 7/8% Senior Notes Indenture as of September 30, 2017.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 909.8 million (or equivalent to approximately $136.7 million as of September 30, 2017) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $61.6 million as of September 30, 2017) revolving facility that provides Aleris Zhenjiang with a working capital line of credit (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that impact the term and the source of repayment for amounts drawn which have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, we expect to repay the amounts outstanding under the Zhenjiang Revolver in 2017. The interest rate on the U.S. term dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of September 30, 2017, $167.3 million was outstanding on the Zhenjiang Term Loans and $6.7 million was drawn on the Zhenjiang Revolver. After giving effect to amendments to the Zhenjiang Term Loans, the final maturity date for all borrowings under the Zhenjiang Term Loans is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans are due semi-annually. The semi-annual repayment in 2017 will be RMB 11.9 million (equivalent to approximately $1.8 million as of September 30, 2017) and will increase to RMB 252.5 million (equivalent to approximately $38.0 million as of September 30, 2017) by 2024.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of September 30, 2017. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw all amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
For the three and nine months ended September 30, 2017 and 2016, our reconciliation of Adjusted EBITDA to net loss and net cash provided (used) by operating activities is presented below.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in millions)
Adjusted EBITDA	$45.5	$53.3	$163.7	$162.3
Unrealized (losses) gains on derivative financial instruments	(18.8)	8.8	(1.5)	23.6
Restructuring charges	(0.9)	(0.3)	(2.1)	(1.8)
Unallocated currency exchange losses on debt	(1.8)	(0.4)	(3.1)	(1.0)
Stock-based compensation expense	(0.4)	(1.8)	(1.5)	(5.2)
Start-up costs	(22.8)	(14.1)	(52.6)	(30.4)
Unfavorable metal price lag	(1.0)	(1.2)	(3.6)	(0.6)
Loss on extinguishment of debt	—	—	—	(12.6)
Other	(1.4)	(3.6)	(5.1)	(3.0)
EBITDA	(1.6)	40.7	94.2	131.3
Interest expense, net	(32.0)	(19.2)	(90.4)	(58.4)
Provision for income taxes	(1.6)	(12.3)	(25.1)	(30.5)
Depreciation and amortization	(30.5)	(26.2)	(82.0)	(78.8)
Loss from discontinued operations, net of tax	—	(4.6)	—	(4.6)
Net loss	(65.7)	(21.6)	(103.3)	(41.0)
Depreciation and amortization	30.5	26.2	82.0	78.8
(Benefit from) provision for deferred income taxes	(0.5)	7.3	13.9	15.3
Stock-based compensation expense	0.4	1.8	1.5	5.2
Unrealized losses (gains) on derivative financial instruments	18.8	(8.8)	1.5	(23.6)
Amortization of debt issuance costs	0.7	1.4	2.1	4.3
Loss on extinguishment of debt	—	—	—	12.6
Net loss on sale of discontinued operations	—	4.6	—	4.6
Other	4.2	1.7	9.1	4.4
Change in operating assets and liabilities:
Change in accounts receivable	7.6	(6.9)	(60.2)	(60.2)
Change in inventories	5.3	(13.3)	(53.0)	(9.5)
Change in other assets	0.2	(2.7)	6.2	0.7
Change in accounts payable	11.5	1.1	35.8	47.2
Change in accrued liabilities	29.5	11.3	31.9	7.8
Net cash provided (used) by operating activities	$42.5	$2.1	$(32.5)	$46.6

For the three and nine months ended September 30, 2017 and 2016, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in millions)
Revenues	$712.8	$683.4	$2,163.2	$2,050.9
Hedged cost of metal	(425.2)	(382.1)	(1,258.7)	(1,142.0)
Unfavorable metal price lag	1.0	1.2	3.6	0.6
Commercial margin	$288.6	$302.5	$908.1	$909.5
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 3, 2017 for the year ended December 31, 2016. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2017.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at September 30, 2017.
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
Website Posting
We use our investor website (investor.aleris.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings, and public conference calls and webcasts. The content of our website is not, however, a part of this report.

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
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, futures or forward contracts are sold at the time inventory is purchased. As sales orders are priced, futures or forwards contracts are purchased. These derivatives generally settle within three months.
We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of September 30, 2017 we had 0.1 million metric tons and 0.2 million metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2016, we had 0.1 million metric tons of metal buy derivatives contracts and 0.2 million metric tons of metal sell derivative contracts.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2017 and December 31, 2016, we had 0.5 trillion and 2.1 trillion of British thermal unit forward buy contracts, respectively.
Under our over-the-counter DOE (as defined below) diesel fuel swaps, we pay a fixed price per gallon of diesel fuel determined at the time the agreements are executed and receive a floating rate payment that is determined on a monthly basis based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of September 30, 2017 we had 1.0 million diesel swap contracts outstanding. We had no diesel swap contracts outstanding as of December 31, 2016.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of September 30, 2017 and December 31, 2016, we had euro forward contracts covering a notional amount of €54.8 million and €34.6 million, respectively.
Interest Rate Risks
As of September 30, 2017, approximately 76% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the 2015 ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of September 30, 2017, Aleris International had $245.0 million of borrowings under the 2015 ABL Facility and Aleris Zhenjiang had $167.3 million of borrowings under the Zhenjiang Term Loans and $6.7 million of borrowings under the Zhenjiang Revolver. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at September 30, 2017 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2017:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(6.3)	$(25.5)
Energy	0.1	(0.4)
Currency	0.7	(6.6)
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
Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ALERIS CORPORATION

Date:	November 9, 2017	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)