Form 10-Q
period 2018-03-31
Aleris Corp
filed 2018-05-03
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 32,219,528 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2018.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$79.1	$102.4
Accounts receivable, net	364.2	245.7
Inventories	675.7	631.2
Prepaid expenses and other current assets	80.6	36.1
Total Current Assets	1,199.6	1,015.4
Property, plant and equipment, net	1,470.5	1,470.9
Intangible assets, net	34.1	34.7
Deferred income taxes	69.5	70.7
Other long-term assets	55.1	52.7
Total Assets	$2,828.8	$2,644.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$341.6	$299.2
Accrued liabilities	199.9	197.4
Current portion of long-term debt	10.3	9.1
Total Current Liabilities	551.8	505.7
Long-term debt	1,819.1	1,771.4
Deferred revenue	74.0	17.0
Deferred income taxes	6.1	4.0
Accrued pension benefits	173.5	170.2
Accrued postretirement benefits	33.8	34.3
Other long-term liabilities	49.6	49.1
Total Long-Term Liabilities	2,156.1	2,046.0
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized; 32,219,528 and 32,001,318 shares issued at March 31, 2018 and December 31, 2017, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	436.6	436.3
Retained deficit	(196.0)	(203.4)
Accumulated other comprehensive loss	(120.0)	(140.5)
Total Equity	120.9	92.7
Total Liabilities and Equity	$2,828.8	$2,644.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2018	March 31, 2017
Revenues	$802.3	$674.2
Cost of sales	739.8	588.6
Gross profit	62.5	85.6
Selling, general and administrative expenses	50.6	52.9
Restructuring charges	0.9	0.4
(Gains) losses on derivative financial instruments	(33.9)	28.2
Other operating expense, net	0.7	1.0
Operating income	44.2	3.1
Interest expense, net	33.8	27.1
Other expense, net	0.4	0.5
Income (loss) before income taxes	10.0	(24.5)
Provision for income taxes	5.4	10.7
Net income (loss)	$4.6	$(35.2)

Comprehensive income (loss)	$25.1	$(25.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2018	March 31, 2017
Operating activities
Net income (loss)	$4.6	$(35.2)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	34.7	25.7
Provision for deferred income taxes	1.6	6.1
Stock-based compensation expense	0.3	0.6
Unrealized (gains) losses on derivative financial instruments	(33.7)	7.8
Amortization of debt issuance costs	0.7	0.8
Other	(0.4)	1.0
Changes in operating assets and liabilities:
Change in accounts receivable	(84.4)	(50.4)
Change in inventories	(60.9)	(66.9)
Change in other assets	(18.4)	(0.6)
Change in accounts payable	44.9	43.8
Change in accrued and other liabilities	76.1	28.7
Net cash used by operating activities	(34.9)	(38.6)
Investing activities
Payments for property, plant and equipment	(30.1)	(62.6)
Other	(0.2)	(0.4)
Net cash used by investing activities	(30.3)	(63.0)
Financing activities
Proceeds from revolving credit facilities	133.9	159.5
Payments on revolving credit facilities	(90.0)	(294.5)
Proceeds from senior secured notes, inclusive of premiums and discounts	—	263.8
Net payments on other long-term debt	(3.8)	(2.3)
Debt issuance costs	—	(1.8)
Other	—	(1.2)
Net cash provided by financing activities	40.1	123.5
Effect of exchange rate differences on cash, cash equivalents and restricted cash	1.9	0.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(23.2)	22.5
Cash, cash equivalents and restricted cash at beginning of period	108.0	55.6
Cash, cash equivalents and restricted cash at end of period	$84.8	$78.1

Cash and cash equivalents	$79.1	$74.6
Restricted cash (included in “Prepaid expenses and other current assets”)	5.7	3.5
Cash, cash equivalents and restricted cash	$84.8	$78.1

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
Recent Accounting Pronouncements
In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). This guidance gives entities the option to reclassify to retained earnings tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) related to items in accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized, or in the period of adoption. We elected to early adopt ASU 2018-02 in the first quarter of 2018. As we maintain a full valuation allowance against our U.S. deferred tax assets, there was no net impact on retained earnings.
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This guidance requires the presentation of all components of net periodic benefit cost, other than service costs, outside of operating income. Upon adoption, only the service cost component of periodic benefit costs are included in operating income and eligible for capitalization in assets. This guidance was adopted in the first quarter of 2018, and $0.5 and $0.3 of pension and postretirement benefit expenses were reclassified from “Cost of sales” and “Selling, general and administrative expenses,” respectively, to “Other expense, net” in the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2017. The adoption had no impact on reported net income or retained earnings.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The Company adopted ASU 2014-09 in the first quarter of 2018. In evaluating the impact of the standard, management has concluded that control has transferred on some of the inventory held on consignment at customer locations or in third-party warehouses. Subsequent to adoption of the standard, revenue has been recognized on such consignment inventory when it is delivered into consignment. We adopted this standard using the modified retrospective approach. The January 1, 2018 adoption of the standard resulted in an increase to accounts receivable, accrued liabilities and deferred income tax liabilities of

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

$28.6, $1.6 and $1.2, respectively, and a decrease in inventory of $23.0. The net impact was recorded as a decrease to retained deficit of $2.8.
The pre-tax impact of the adoption of ASU 2014-09 on our Consolidated Balance Sheet at March 31, 2018 and our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 is as follows:

Increase (decrease)
Consolidated Balance Sheet
Accounts receivable	$24.7
Inventories	(21.6)
Accrued liabilities	1.9
Consolidated Statements of Comprehensive Income (Loss)
Revenues	$(4.6)
Cost of goods sold	(3.6)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
We generate substantially all of our revenue from the manufacture and shipment of aluminum products to our customers. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Revenue is recognized when obligations under the terms of a contract (as defined by ASC 606) with our customer are satisfied, which occurs at a point in time when control of the product transfers to the customer. Control may transfer to the customer at various points in the delivery process. In North America, most revenue is recognized at the point of shipment. In Europe and China, the timing of revenue recognition varies depending on individual customer arrangements, and may include point of shipment, delivery to port, final delivery to customer or another point in the delivery process.
Certain contractual arrangements, primarily with customers in our automotive and heat exchanger end-uses, allow for inventory to be held at a customer’s location or in a third-party warehouse with direct customer access. Title does not transfer to the customer on such inventory until the customer has removed the product for consumption. Under such arrangements, management has concluded that control has passed to the customer upon delivery to the customer’s location or the third-party warehouse if the customer has unrestricted access to the product and the Company has the right to invoice that customer after a specified period of time regardless of whether or not the product has been removed by the customer for production.
The transaction price for our products includes the value of the aluminum in the product plus a conversion fee, or rolling margin, which is the price charged to the customer for conversion of the aluminum raw material to the finished product. Certain customer contracts include volume rebates applied retrospectively to quantities purchased during a specified period. The resulting variable consideration from volume rebates is estimated using the expected value method.
As all customer contracts have an original expected duration of less than twelve months, we have applied the practical expedient to the disclosure of the aggregate amount of the transaction price allocated to remaining performance obligations.
Customer payments are due shortly after completion of the performance obligation, on payment terms that are customary for the industry. As all customer payments are due in less than one year, we have not adjusted revenue for the effects of a significant financing component.
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$70.8	$14.8	$—	$85.6
Automotive	26.8	101.3	—	(9.0)	119.1
Heat exchanger	—	66.0	—	—	66.0
Building and construction	189.2	—	—	—	189.2
Truck trailer	43.8	—	—	—	43.8
Distribution	107.0	—	15.9	—	122.9
Regional plate and sheet	—	109.1	—	—	109.1
Other	47.8	17.9	0.9	—	66.6
	$414.6	$365.1	$31.6	$(9.0)	$802.3
We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase aluminum on our customer’s behalf, sell the unprocessed aluminum to our customer and then process and ship the material, charging a processing fee at the time of shipment. For these arrangements, a single performance obligation exists, and, as a result, amounts invoiced to our customers for the aluminum purchased on their behalf is recorded as deferred revenue until the aluminum is processed and shipped.
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	Total Deferred Revenue
Deferred revenue at January 1, 2018	$21.4	(a)
Payments received	64.9
Revenue recognized	(4.5)
Adoption of ASC 606	1.6
Currency and other	0.3
Deferred revenue at March 31, 2018	$83.7	(a)
(a) Deferred revenue is included in “Deferred revenue” and “Accrued liabilities” in the Consolidated Balance Sheet.
3. INVENTORIES
The components of our “Inventories” as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Raw materials	$206.9	$207.6
Work in process	270.2	210.8
Finished goods	164.3	181.6
Supplies	34.3	31.2
Total inventories	$675.7	$631.2
4. LONG-TERM DEBT
Our debt as of March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
ABL Facility	$365.9	$319.3
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $3.1 and $3.3 at March 31, 2018 and December 31, 2017, respectively	437.0	436.7
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $0.7 and $0.8 at March 31, 2018 and December 31, 2017, respectively	800.7	800.8
Exchangeable Notes, net of discount of $0.3 at March 31, 2018 and December 31, 2017	44.5	44.5
Zhenjiang Term Loans, net of discount of $0.5 at March 31, 2018 and December 31, 2017	172.1	169.8
Other	9.2	9.4
Total debt	1,829.4	1,780.5
Less: Current portion of long-term debt	10.3	9.1
Total long-term debt	$1,819.1	$1,771.4
At March 31, 2018 and December 31, 2017, respectively, $5.7 and $5.6 of cash was restricted for payments of the Zhenjiang Term Loans, all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

5. COMMITMENTS AND CONTINGENCIES
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
Our reserves for environmental remediation liabilities totaled $21.9 and $22.1 at March 31, 2018 and December 31, 2017, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2018 and December 31, 2017, $10.1 and $10.2, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $6.2 and $6.1 at March 31, 2018 and December 31, 2017, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
6. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the three months ended March 31, 2018:

Total Equity
Total equity at January 1, 2018	$92.7
Net income	4.6
Other comprehensive income	20.5
Stock-based compensation activity	0.3
Adoption of ASC 606	2.8
Total equity at March 31, 2018	$120.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The following table shows changes in the number of our issued and outstanding shares of common stock:

Issued and outstanding shares of common stock
Balance at January 1, 2018	32,001,318
Issuance associated with vested restricted stock units	218,210
Balance at March 31, 2018	32,219,528
7. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the three months ended March 31, 2018:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2018	$(64.2)	$(76.3)	$(140.5)
Current period currency translation adjustments	20.2	(0.6)	19.6
Amortization of net actuarial losses and prior service costs, net of tax	—	0.9	0.9
Balance at March 31, 2018	$(44.0)	$(76.0)	$(120.0)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(1.1)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.2
Losses reclassified into earnings, net of tax	$(0.9)
(a) This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 11, “Employee Benefit Plans,” for additional detail).
8. SEGMENT INFORMATION
We report three operating segments based on the organizational structure that is used by the chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. The Company’s operating segments are North America, Europe and Asia Pacific.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2017. Our measure of profitability for our operating segments is referred to as segment income. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain functional SG&A expenses. Segment income excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, restricted cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive Income (Loss):

Three months ended March 31, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$414.6	$356.1	$31.6		$802.3
Intra-entity revenues	—	9.0	—	$(9.0)	—
Total revenues	$414.6	$365.1	$31.6	$(9.0)	$802.3
Segment income	$41.5	$28.3	$2.3		$72.1

Three months ended March 31, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$348.5	$302.6	$23.1		$674.2
Intra-entity revenues	3.1	6.4	1.1	$(10.6)	—
Total revenues	$351.6	$309.0	$24.2	$(10.6)	$674.2
Segment income	$24.2	$38.0	$1.4		$63.6
The following table reconciles total segment income to “Income (loss) before income taxes” as reported in our Consolidated Statements of Comprehensive Income (Loss):

	For the three months ended
	March 31, 2018	March 31, 2017
Total segment income	$72.1	$63.6
Unallocated amounts:
Depreciation and amortization	(34.7)	(25.7)
Other corporate general and administrative expenses	(11.2)	(12.4)
Restructuring charges	(0.9)	(0.4)
Interest expense, net	(33.8)	(27.1)
Unallocated gains (losses) on derivative financial instruments	33.7	(7.7)
Unallocated currency exchange gains (losses)	1.2	(0.1)
Start-up costs	(16.0)	(14.5)
Other expense, net	(0.4)	(0.2)
Income (loss) before income taxes	$10.0	$(24.5)
The following table shows our reportable segment assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets
North America	$1,427.3	$1,309.9
Europe	791.1	738.4
Asia Pacific	382.9	371.4
Unallocated assets	227.5	224.7
Total consolidated assets	$2,828.8	$2,644.4
9. STOCK-BASED COMPENSATION
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
During the three months ended March 31, 2018, no stock options or restricted stock units were granted. We recorded stock-based compensation expense of $0.3 and $0.6 for the three months ended March 31, 2018 and 2017, respectively.
10. INCOME TAXES
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to the guidance we recognized the provisional effects of the enactment of the Tax Act for which measurement could be reasonably estimated. We continue to monitor certain aspects of the Tax Act and may refine our assessment as a result of any further related regulatory guidance that may be issued by the U.S. Treasury. Pursuant to SAB 118, adjustments to the provisional amounts recorded as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. We recognized no measurement period adjustments during the three months ended March 31, 2018.
The effective tax rates for the three months ended March 31, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of March 31, 2018, we had $4.3 of unrecognized tax benefits. $3.2 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2018, we had approximately $0.9 of accrued interest related to uncertain tax positions.
The 2009 through 2016 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date. During the second quarter of 2017, another non-U.S. taxing jurisdiction commenced an examination of our tax return for tax year ended December 31, 2015 that is anticipated to be completed within three months of the reporting date.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The service cost component of net periodic benefit expense is included in “Operating income,” while all other components of net periodic benefit expense are included in “Other expense, net” in the Consolidated Statements of Comprehensive Income (Loss). The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended
	March 31, 2018	March 31, 2017
Service cost	$1.1	$1.0
Interest cost	1.4	1.4
Amortization of net actuarial losses	0.5	0.5
Amortization of prior service cost	0.1	0.1
Expected return on plan assets	(2.6)	(2.6)
Net periodic benefit expense	$0.5	$0.4

	Non U.S. pension benefits
	For the three months ended
	March 31, 2018	March 31, 2017
Service cost	$0.7	$0.9
Interest cost	0.5	0.4
Amortization of net actuarial losses	0.7	0.7
Net periodic benefit expense	$1.9	$2.0
Other Postretirement Benefit Plans
The service cost component of net postretirement benefit expense is included in “Operating income,” while all other components of net postretirement benefit expense are included in “Other expense, net” in the Consolidated Statement of Comprehensive Income (Loss). The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2018	March 31, 2017
Service cost	$0.1	$—
Interest cost	0.2	0.3
Amortization of net actuarial gains	(0.2)	(0.1)
Amortization of prior service cost	0.1	—
Net postretirement benefit expense	$0.2	$0.2

12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. No cash collateral was posted at March 31, 2018 or December 31, 2017. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of March 31, 2018 and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

December 31, 2017, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	March 31, 2018		December 31, 2017
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$48.1	$(18.5)	$33.5	$(36.0)
Energy	0.2	—	0.2	(0.1)
Currency	3.4	—	1.6	(0.1)
Total	51.7	(18.5)	35.3	(36.2)
Effect of counterparty netting	(18.1)	18.1	(27.2)	27.2
Net derivatives as classified in the balance sheet	$33.6	$(0.4)	$8.1	$(9.0)
The fair value of our derivative financial instruments at March 31, 2018 and December 31, 2017 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Metal	Prepaid expenses and other current assets	$28.5	$2.2
	Other long-term assets	1.5	4.3
Energy	Prepaid expenses and other current assets	0.2	0.1
Currency	Prepaid expenses and other current assets	1.6	0.8
	Other long-term assets	1.8	0.7
Total		$33.6	$8.1

Liability Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Metal	Accrued liabilities	$—	$9.0
Metal	Other long-term liabilities	0.4	—
Total		$0.4	$9.0
Both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive Income (Loss). Realized losses and (gains) on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2018	March 31, 2017
Metal	$1.0	$19.5
Energy	(0.2)	0.4
Currency	(1.0)	0.5
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of March 31, 2018 we had 0.2 million metric tons and 0.2 million metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2017, we had 0.1 million metric tons and 0.2 million metric tons of metal buy and metal sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2018 and December 31, 2017, we had 3.5 trillion of British thermal unit forward buy contracts.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2018 and December 31, 2017, we had 3.5 million gallons and 1.5 million gallons of diesel swap contracts, respectively.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of March 31, 2018 and December 31, 2017, we had euro forward contracts covering a notional amount of €82.6 million and €100.8 million, respectively.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2018 and December 31, 2017, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$79.1	$79.1	Level 1	$102.4	$102.4	Level 1
Restricted cash	5.7	5.7	Level 1	5.6	5.6	Level 1
ABL Facility	365.9	365.9	Level 2	319.3	319.3	Level 2
7 7/8% Senior Notes	437.0	432.6	Level 1	436.7	438.1	Level 1
9 ½ % Senior Secured Notes	800.7	834.0	Level 1	800.8	847.3	Level 1
Exchangeable Notes	44.5	45.4	Level 3	44.5	45.4	Level 3
Zhenjiang Term Loans	172.1	172.6	Level 3	169.8	170.3	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the 7 7/8% Senior Notes due 2020 (the “7 7/8% Senior Notes”) and 9½% Senior Secured Notes due 2021 (the “9½% Senior Secured Notes”) were estimated using market quotations. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.3% and 1.9% as of March 31, 2018 and December 31, 2017, respectively and expected equity volatility of 60% as of March 31, 2018 and December 31, 2017. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans.
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and certain of its subsidiaries (collectively, the “Guarantor Subsidiaries”) are guarantors of the indebtedness under the 7 7/8% Senior Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 7 7/8% Senior Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 7 7/8% Senior Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the 9½% Senior Secured Notes. The condensed consolidating balance sheets are presented as of March 31, 2018 and December 31, 2017. The condensed consolidating statements of comprehensive income (loss) are presented for the three months ended March 31, 2018 and 2017. The condensed consolidating statements of cash flows are presented for the three months ended March 31, 2018 and 2017.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of March 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$34.7	$—	$46.4	$(2.0)	$79.1
Accounts receivable, net	—	0.1	147.2	216.9	—	364.2
Inventories	—	—	335.1	340.6	—	675.7
Prepaid expenses and other current assets	—	5.6	27.7	47.3	—	80.6
Intercompany receivables	—	223.5	85.8	0.9	(310.2)	—
Total Current Assets	—	263.9	595.8	652.1	(312.2)	1,199.6
Property, plant and equipment, net	—	—	891.2	579.3	—	1,470.5
Intangible assets, net	—	—	18.2	15.9	—	34.1
Deferred income taxes	—	—	—	69.5	—	69.5
Other long-term assets	—	3.2	8.4	43.5	—	55.1
Investments in subsidiaries	124.7	1,521.4	3.1	—	(1,649.2)	—
Total Assets	$124.7	$1,788.5	$1,516.7	$1,360.3	$(1,961.4)	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$4.0	$169.8	$169.8	$(2.0)	$341.6
Accrued liabilities	—	66.0	65.1	68.8	—	199.9
Current portion of long-term debt	—	—	0.9	9.4	—	10.3
Intercompany payables	3.8	71.3	204.5	30.6	(310.2)	—
Total Current Liabilities	3.8	141.3	440.3	278.6	(312.2)	551.8
Long-term debt	—	1,522.2	0.8	296.1	—	1,819.1
Deferred revenue	—	—	74.0	—		74.0
Deferred income taxes	—	—	0.5	5.6		6.1
Accrued pension benefits	—	—	45.0	128.5		173.5
Accrued postretirement benefits	—	—	33.8	—		33.8
Other long-term liabilities	—	0.3	17.2	32.1		49.6
Total Long-Term Liabilities	—	1,522.5	171.3	462.3	—	2,156.1
Total equity	120.9	124.7	905.1	619.4	(1,649.2)	120.9
Total Liabilities and Equity	$124.7	$1,788.5	$1,516.7	$1,360.3	$(1,961.4)	$2,828.8

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of December 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$40.3	$—	$64.2	$(2.1)	$102.4
Accounts receivable, net	—	0.2	83.0	162.5	—	245.7
Inventories	—	—	286.6	344.6	—	631.2
Prepaid expenses and other current assets	—	3.4	10.0	22.7	—	36.1
Intercompany receivables	—	134.6	46.0	32.4	(213.0)	—
Total Current Assets	—	178.5	425.6	626.4	(215.1)	1,015.4
Property, plant and equipment, net	—	—	903.7	567.2	—	1,470.9
Intangible assets, net	—	—	18.8	15.9	—	34.7
Deferred income taxes	—	—	—	70.7	—	70.7
Other long-term assets	—	3.4	8.0	41.3	—	52.7
Investments in subsidiaries	96.3	1,514.4	4.5	—	(1,615.2)	—
Total Assets	$96.3	$1,696.3	$1,360.6	$1,321.5	$(1,830.3)	$2,644.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$4.3	$140.7	$156.3	$(2.1)	$299.2
Accrued liabilities	—	43.9	75.8	77.7	—	197.4
Current portion of long-term debt	—	—	1.0	8.1	—	9.1
Intercompany payables	3.6	54.8	137.8	16.8	(213.0)	—
Total Current Liabilities	3.6	103.0	355.3	258.9	(215.1)	505.7
Long-term debt	—	1,497.0	1.0	273.4	—	1,771.4
Deferred revenue	—	—	17.0	—	—	17.0
Deferred income taxes	—	—	0.2	3.8	—	4.0
Accrued pension benefits	—	—	45.2	125.0	—	170.2
Accrued postretirement benefits	—	—	34.3	—	—	34.3
Other long-term liabilities	—	—	17.2	31.9	—	49.1
Total Long-Term Liabilities	—	1,497.0	114.9	434.1	—	2,046.0
Total equity	92.7	96.3	890.4	628.5	(1,615.2)	92.7
Total Liabilities and Equity	$96.3	$1,696.3	$1,360.6	$1,321.5	$(1,830.3)	$2,644.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$414.6	$396.7	$(9.0)	$802.3
Cost of sales	—	—	390.4	358.4	(9.0)	739.8
Gross profit	—	—	24.2	38.3	—	62.5
Selling, general and administrative expenses	—	9.0	17.4	24.2	—	50.6
Restructuring charges	—	—	0.7	0.2		0.9
Gains on derivative financial instruments	—	—	(22.8)	(11.1)	—	(33.9)
Other operating expense, net	—	—	0.7	—	—	0.7
Operating (loss) income	—	(9.0)	28.2	25.0	—	44.2
Interest expense, net	—	—	26.3	7.5	—	33.8
Other (income) expense, net	—	(3.7)	2.7	1.4	—	0.4
Equity in net earnings of affiliates	(4.6)	(9.9)	(0.7)	—	15.2	—
Income (loss) before income taxes	4.6	4.6	(0.1)	16.1	(15.2)	10.0
Provision for income taxes	—	—	0.2	5.2	—	5.4
Net income (loss)	$4.6	$4.6	$(0.3)	$10.9	$(15.2)	$4.6

Comprehensive income	$25.1	$25.1	$1.1	$30.1	$(56.3)	$25.1

	For the three months ended March 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$349.4	$332.1	$(7.3)	$674.2
Cost of sales	—	—	324.9	271.0	(7.3)	588.6
Gross profit	—	—	24.5	61.1	—	85.6
Selling, general and administrative expenses	—	0.1	32.4	20.4	—	52.9
Restructuring charges	—	—	0.3	0.1	—	0.4
Losses on derivative financial instruments	—	—	20.0	8.2	—	28.2
Other operating expense, net	—	—	1.0	—	—	1.0
Operating (loss) income	—	(0.1)	(29.2)	32.4	—	3.1
Interest expense, net	—	—	20.7	6.4	—	27.1
Other (income) expense, net	—	(0.3)	(1.5)	2.3	—	0.5
Equity in net loss (earnings) of affiliates	35.2	35.3	(0.2)	—	(70.3)	—
(Loss) income before income taxes	(35.2)	(35.1)	(48.2)	23.7	70.3	(24.5)
Provision for (benefit from) income taxes	—	0.1	(0.1)	10.7	—	10.7
Net (loss) income	$(35.2)	$(35.2)	$(48.1)	$13.0	$70.3	$(35.2)

Comprehensive (loss) income	$(25.6)	$(25.6)	$(47.6)	$22.2	$51.0	$(25.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.1	$(2.9)	$6.9	$2.5	$(41.5)	$(34.9)
Investing activities
Payments for property, plant and equipment	—	—	(17.8)	(12.3)	—	(30.1)
Disbursements of intercompany loans	—	—	—	(25.0)	25.0	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(13.2)	—	—	13.2	—
Return of investment in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(0.3)	0.1	—	(0.2)
Net cash (used) provided by investing activities	—	(13.2)	(18.0)	2.3	(1.4)	(30.3)
Financing activities
Proceeds from the revolving credit facilities	—	80.0	—	53.9	—	133.9
Payments on the revolving credit facilities	—	(55.0)	—	(35.0)	—	(90.0)
Payments on other long-term debt	—	—	(0.3)	(3.5)	—	(3.8)
Proceeds from intercompany loans	—	25.0	—	—	(25.0)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.2	—	(13.2)	—
Dividends paid	—	—	(2.0)	(39.6)	41.6	—
Other	(0.1)	—	0.2	(0.1)	—	—
Net cash (used) provided by financing activities	(0.1)	10.5	11.1	(24.3)	42.9	40.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	1.9	—	1.9
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(5.6)	—	(17.6)	—	(23.2)
Cash, cash equivalents and restricted cash at beginning of period	—	40.3	—	69.7	(2.0)	108.0
Cash, cash equivalents and restricted cash at end of period	$—	$34.7	$—	$52.1	$(2.0)	$84.8

Cash and cash equivalents	$—	$34.7	$—	$46.4	$(2.0)	$79.1
Restricted cash (included in “Other current assets”)	—	—	—	5.7	—	5.7
Cash, cash equivalents and restricted cash	$—	$34.7	$—	$52.1	$(2.0)	$84.8

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.1	$303.5	$(355.6)	$11.8	$0.6	$(38.6)
Investing activities
Payments for property, plant and equipment	—	—	(52.7)	(9.9)	—	(62.6)
Equity contributions in subsidiaries	—	(406.6)	—	—	406.6	—
Return of investments in subsidiaries	—	8.3	5.8	—	(14.1)	—
Other	—	—	(0.4)	—	—	(0.4)
Net cash provided (used) by investing activities	—	(398.3)	(47.3)	(9.9)	392.5	(63.0)
Financing activities
Proceeds from revolving credit facilities	—	55.0	—	104.5	—	159.5
Payments on revolving credit facilities	—	(185.0)	—	(109.5)	—	(294.5)
Proceeds from senior secured notes, net of discount	—	263.8	—	—	—	263.8
Payments on other long-term debt	—	—	(0.1)	(2.2)	—	(2.3)
Debt issuance costs		(1.8)	—	—	—	(1.8)
Proceeds from intercompany equity contributions	—	—	402.6	4.0	(406.6)	—
Dividends paid	—	—	—	(14.4)	14.4	—
Other	(1.1)	—	0.4	(0.5)	—	(1.2)
Net cash (used) provided by financing activities	(1.1)	132.0	402.9	(18.1)	(392.2)	123.5
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	0.6	—	0.6
Net decrease in cash, cash equivalents and restricted cash	—	37.2	—	(15.6)	0.9	22.5
Cash, cash equivalents and restricted cash at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash, cash equivalents and restricted cash at end of period	$—	$42.7	$—	$37.7	$(2.3)	$78.1

Cash and cash equivalents	$—	$42.7	$—	$34.2	$(2.3)	74.6
Restricted cash (included in “Other current assets”)	—	—	—	3.5	—	3.5
Cash, cash equivalents and restricted cash	$—	$42.7	$—	$37.7	$(2.3)	$78.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of March 31, 2018 and December 31, 2017, our consolidated results of operations for the three months ended March 31, 2018 and 2017 and our consolidated cash flows for the three months ended March 31, 2018 and 2017.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2018 and 2017 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2018 and 2017, as well as a brief discussion of our current sources of capital;

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

London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 68% of our costs of sales for the three months ended March 31, 2018. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2018 and 2017 were $2,159 and $1,850, respectively, which represents an increase of approximately 17%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of March 31, 2018 and December 31, 2017, no cash collateral was posted.
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
Segment Adjusted EBITDA eliminates from segment income the impact of metal price lag. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the estimated price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.
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
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center at this facility. We have completed the construction and installation and are significantly through commissioning of the facility’s second CALP. We have also invested in upgrades to other key non-ABS equipment at the facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. The Lewisport facility has started to ship autobody sheet and wide non-autobody sheet to customers using the re-engineered hot mill, the new wide cold mill and the first of the two CALPs. The investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.
In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs have been excluded from segment Adjusted EBITDA and segment income.

Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2018	March 31, 2017
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	119.5	114.5

Revenues	$414.6	$351.6
Hedged cost of metal	(244.9)	(207.4)
Favorable metal price lag	(7.4)	(0.9)
Commercial margin	$162.3	$143.3
Commercial margin per metric ton shipped	$1,357.6	$1,251.1

Segment income	$41.5	$24.2
Favorable metal price lag	(7.4)	(0.9)
Segment Adjusted EBITDA (1)	$34.1	$23.3
Segment Adjusted EBITDA per metric ton shipped	$285.1	$203.2

Start-up costs	$14.5	$13.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2018	March 31, 2017
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	85.4	79.7

Revenues	$365.1	$309.0
Hedged cost of metal	(213.4)	(168.1)
Favorable metal price lag	(1.4)	(0.7)
Commercial margin	$150.3	$140.2
Commercial margin per metric ton shipped	$1,760.3	$1,759.7

Segment income	$28.3	$38.0
Favorable metal price lag	(1.4)	(0.7)
Segment Adjusted EBITDA (1)	$26.9	$37.3
Segment Adjusted EBITDA per metric ton shipped	$315.1	$467.8

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Asia Pacific
Our Asia Pacific segment consists of the Zhenjiang rolling mill that produces technically demanding and value-added plate products for the aerospace, semi conductor equipment, general engineering, distribution and other transportation end-uses worldwide. Substantially all of our Asia Pacific segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products principally for aerospace and also for a number of other technically demanding end-uses.
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2018	March 31, 2017
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	6.4	5.5

Revenues	$31.6	$24.2
Hedged cost of metal	(18.5)	(13.2)
Favorable metal price lag	(0.2)	(0.5)
Commercial margin	$12.9	$10.5
Commercial margin per metric ton shipped	$1,997.2	$1,907.2

Segment income	$2.3	$1.4
Favorable metal price lag	(0.2)	(0.5)
Segment Adjusted EBITDA (1)	$2.1	$0.9
Segment Adjusted EBITDA per metric ton shipped	$333.6	$170.4

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
We estimate that segment income and Adjusted EBITDA for the second quarter of 2018 will be meaningfully higher than the second quarter of 2017 from expected increases in global automotive and North America building and construction and distribution volumes, as well as favorable metal spreads. We continue to expect that full year segment income and Adjusted EBITDA will be substantially higher than the full year of 2017. Factors influencing anticipated performance include:

▪	commercial shipments from the new North America automotive assets are expected to show significant ramp up in the second half of 2018 based on committed volumes;

▪	global aerospace volumes are expected to benefit from higher aircraft production rates and new global, multi-year customer contracts after inventory destocking subsides in the second half of the year;

▪	European automotive demand is expected to benefit from new model launches and less capacity reserved to support Lewisport’s ramp up;

▪	favorable year-over-year scrap spreads are expected in North America, particularly through the second quarter of 2018;

▪	a weaker U.S. dollar is expected to negatively impact results in 2018.
Capital expenditures during the second quarter of 2018 are expected to be lower than the second quarter of 2017. We expect 2018 capital spending of approximately $125.0 million to $140.0 million excluding capitalized interest, including $30.1 million spent in the first quarter.
Other Recent Developments
On April 6, 2018, the U.S. Treasury Department announced that it was implementing sanctions on various Russian individuals and companies they own and control, including United Company Rusal Plc with whom we do business through its subsidiaries. On April 23, 2018, the U.S. Treasury Department issued General License 14, which extends the wind-down period and permits operations to continue with Rusal until October 23, 2018. While we expect to be able to meet our aluminum consumption requirements, we continue to evaluate the risk of temporary supply disruptions as a result of the sanctions and are evaluating alternative sources of supply, where appropriate.
Results of Operations
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues for the three months ended March 31, 2018 increased $128.1 million when compared to the prior year period. The higher average price of aluminum included in our invoiced prices increased revenues approximately $70.0 million and a weaker average U.S. dollar favorably impacted the translation of our European and Asia Pacific-based revenues, increasing revenues approximately $35.0 million. In addition, a 6% increase in volumes, partially offset by a weaker mix of products sold, increased revenues approximately $23.0 million. In North America, building and construction volumes increased 7% as a result of favorable demand and improved operating performance and distribution volumes increased 8% as prior year sales were impacted by a strategic build of inventory in advance of an extended planned outage at our Lewisport facility. In Europe, improved automotive demand, resulting from new multi-year supply agreements and customer model launches, increased volumes 28%, while continued supply chain destocking reduced aerospace volumes by 9%. These increases were partially offset by a $2.0 million decrease in rolling margins. Rolling margins were affected by pricing pressure in the European aerospace spot markets and the contractual pricing in our multi-year automotive and aerospace supply agreements.
The following table presents the estimated impact of key factors that resulted in the 19% increase in our consolidated first quarter revenues from 2017 to 2018:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$46.0	13%	$22.0	7%	$2.0	8%	$70.0	10%
Commercial price	2.0	1	(4.0)	(1)	—	—	(2.0)	—
Volume / mix	17.0	5	1.0	—	5.0	21	23.0	3
Currency	—	—	35.0	11	—	—	35.0	5
Other	(2.0)	(1)	2.1	—	0.4	2	0.5	—
Total	$63.0	18%	$56.1	18%	$7.4	31%	$126.5	19%
Intra-entity revenues							1.6	—
Total							$128.1	19%
Gross profit for the three months ended March 31, 2018 was $62.5 million compared to $85.6 million for the three months ended March 31, 2017. Metal price lag had an estimated $11.6 million unfavorable impact on gross profit for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Income (Loss). The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017:

		For the three months ended
		March 31, 2018	March 31, 2017	Change
Location in consolidated statements of comprehensive income (loss)		(dollars in millions)
Gross profit	Favorable metal price lag	$10.0	$21.6	$(11.6)
(Gains) losses on derivative financial instruments	Realized losses on metal derivatives	(1.0)	(19.5)	18.5
	Favorable metal price lag net of realized derivative losses	$9.0	$2.1	$6.9
Gross margin was also affected by an $8.6 million increase in depreciation expense, as assets related to the North America ABS Project were placed in service and a $6.2 million increase in start-up costs, primarily attributable to the North America ABS Project. In addition, an unfavorable mix of products sold and unfavorable cost absorption, resulting from better operating performance that drove working capital initiatives and decreased finished goods inventory in Europe, more than offset improved volumes, decreasing gross profit approximately $2.0 million. These decreases to gross margin were partially offset by the net favorable impact of lower rolling margins and favorable metal spreads that increased gross profit approximately $7.0 million.
Selling, general and administrative (“SG&A”) expenses were $50.6 million for the three months ended March 31, 2018 compared to $52.9 million for the three months ended March 31, 2017. The $2.3 million decrease resulted from a $4.7 million decrease in SG&A start-up costs associated with the North America ABS Project partially offset by a $2.0 million increase in labor costs.
During the three months ended March 31, 2018 and 2017, we recorded realized (gains) losses on derivative financial instruments of $(0.2) million and $20.3 million, respectively, and unrealized (gains) losses of $(33.7) million and $7.8 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $6.7 million resulting from the issuance of $250.0 million of 9½% Senior Secured Notes (defined below) in the first quarter of 2017, additional borrowings on the ABL Facility (defined below) and a decrease in capitalized interest.
Our effective tax rates were 54.0% and (43.2)% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31, 2018	March 31, 2017	Change	% Change
	(dollars in millions)
Revenues	$802.3	$674.2	$128.1	19%
Cost of sales	739.8	588.6	151.2	26
Gross profit	62.5	85.6	(23.1)	(27)
Gross profit as a percentage of revenues	7.8%	12.7%	(4.9)%	(39)
Selling, general and administrative expenses	50.6	52.9	(2.3)	(4)
Restructuring charges	0.9	0.4	0.5	125
(Gains) losses on derivative financial instruments	(33.9)	28.2	(62.1)	(220)
Other operating expense, net	0.7	1.0	(0.3)	(30)
Operating income	44.2	3.1	41.1	*
Interest expense, net	33.8	27.1	6.7	25
Other expense, net	0.4	0.5	(0.1)	(20)
Income (loss) before income taxes	10.0	(24.5)	34.5	(141)
Provision for income taxes	5.4	10.7	(5.3)	(50)
Net income (loss)	$4.6	$(35.2)	$39.8	(113)%

Total segment income	$72.1	$63.6	$8.5	13%
Depreciation and amortization	(34.7)	(25.7)	(9.0)	35
Other corporate general and administrative expenses	(11.2)	(12.4)	1.2	(10)
Restructuring charges	(0.9)	(0.4)	(0.5)	125
Interest expense, net	(33.8)	(27.1)	(6.7)	25
Unallocated gains (losses) on derivative financial instruments	33.7	(7.7)	41.4	*
Unallocated currency exchange gains (losses)	1.2	(0.1)	1.3	*
Start-up costs	(16.0)	(14.5)	(1.5)	10
Other expense, net	(0.4)	(0.2)	(0.2)	*
Income (loss) before income taxes	$10.0	$(24.5)	$34.5	(141)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	March 31, 2018	March 31, 2017	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$414.6	$351.6	$63.0	18%
Europe	365.1	309.0	56.1	18
Asia Pacific	31.6	24.2	7.4	31
Intra-entity revenues	(9.0)	(10.6)	1.6	(15)
Consolidated revenues	$802.3	$674.2	$128.1	19%

Metric tons of finished product shipped:
North America	119.5	114.5	5.0	4%
Europe	85.4	79.7	5.7	7
Asia Pacific	6.4	5.5	0.9	16
Intra-entity shipments	(2.0)	(1.4)	(0.6)	43
Total metric tons of finished product shipped	209.3	198.3	11.0	6%

North America Revenues
North America revenues for the three months ended March 31, 2018 increased $63.0 million compared to the three months ended March 31, 2017. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $46.0 million;

▪
a 4% increase in volumes increased revenues approximately $17.0 million. Building and construction volumes increased 7% as a result of favorable demand and improved operating performance. Distribution volumes increased 8% as prior year sales were affected by a strategic build of inventory in advance of an extended planned outage at our Lewisport facility. In addition, automotive volumes were up 48%, primarily due to commercial shipments from the first CALP in Lewisport. However, while the North America ABS Project remains in its start-up phase, revenues from automotive shipments will offset start-up costs, and therefore have no impact on segment income; and

▪	improved rolling margins increased revenues approximately $2.0 million.
Europe Revenues
Europe revenues for the three months ended March 31, 2018 increased $56.1 million compared to the three months ended March 31, 2017. This increase was primarily due to the following:

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues by approximately $35.0 million;

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $22.0 million; and

▪
a 7% increase in volumes increased revenues approximately $1.0 million. New multi-year supply agreements as well as model launches resulted in a 28% increase in automotive volumes. This increase was partially offset by both the continued supply chain destocking that decreased aerospace volumes 9% and a weaker mix of aerospace products sold.

These increases were partially offset by lower rolling margins that decreased revenue approximately $4.0 million. The lower rolling margins resulted from pricing pressure in the aerospace spot market and the contractual pricing in our multi-year automotive and aerospace supply agreements.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended March 31, 2018 increased $7.4 million compared to the three months ended March 31, 2017. This increase was primarily due to the following:

▪	an increase in volumes, including a 21% increase in aerospace shipments, that increased revenues approximately $5.0 million; and

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $2.0 million.
Segment Income and Gross Profit
For the three months ended March 31, 2018 and 2017, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2018	March 31, 2017	Change	% Change
Segment income:	(dollars in millions)
North America	$41.5	$24.2	$17.3	71%
Europe	28.3	38.0	(9.7)	(26)
Asia Pacific	2.3	1.4	0.9	64
Total segment income	72.1	63.6	8.5	13
Items excluded from segment income and included in gross profit:
Depreciation	(31.8)	(23.3)	(8.5)	36
Start-up costs	(10.6)	(4.4)	(6.2)	141
Other	—	0.2	(0.2)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	31.1	27.9	3.2	11
Realized (losses) gains on derivative financial instruments	(0.2)	20.4	(20.6)	(101)
Other	1.9	1.2	0.7	58
Gross profit	$62.5	$85.6	$(23.1)	(27)%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended March 31, 2018 increased $17.3 million compared to the three months ended March 31, 2017. The increase was primarily due to the following:

▪
improved rolling margins and favorable scrap spreads, which resulted from rising aluminum prices, improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $11.0 million;

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $6.5 million; and

▪	higher volumes increased segment income approximately $3.0 million.
These increases were offset by significantly higher freight costs and wage inflation that decreased segment income by approximately $3.0 million.
Europe Segment Income
Europe segment income for the three months ended March 31, 2018 decreased $9.7 million compared to the three months ended March 31, 2017. The decrease was primarily due to the following:

▪
better operating performance drove successful working capital initiatives that continued to reduce finished good inventory levels, resulting in unfavorable cost absorption of approximately $5.0 million;

▪	lower rolling margins decreased segment income approximately $4.0 million;

▪
an unfavorable mix of aerospace products sold and lower overall aerospace volumes more than offset the impact of improved automotive volumes and decreased segment income approximately $2.0 million; and

▪	the net impact of a weaker U.S. dollar decreased segment income approximately $1.0 million.

These decreases were partially offset by the following:

▪	productivity gains from improved operational stability and cost optimization, which more than offset inflation, resulting in increased segment income of approximately $2.0 million; and

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $0.7 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended March 31, 2018 increased $0.9 million compared to the three months ended March 31, 2017. This increase was primarily due to the following:

▪	higher volumes and an improved mix of aerospace shipments increased segment income approximately $2.0 million; and

▪	improved productivity increased segment income approximately $1.0 million.
These increases were partially offset by the net impact of a weaker U.S. dollar which negatively impacted aerospace margins and decreased segment income approximately $2.0 million.
Liquidity and Capital Resources
Liquidity at March 31, 2018 was $243.2 million (compared to $231.3 million at December 31, 2017), which consisted of $158.4 million of availability under the ABL Facility, $79.1 million of cash and $5.7 million of cash restricted for payments of the China Loan Facility. Liquidity does not include $20.0 million of benefits from the final installment of customer capacity reservation fees that were received early in the second quarter of 2018. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices. In addition, our ability to borrow on the ABL Facility may be restricted by the indentures governing the Senior Notes (as defined below).
Based on our current and anticipated levels of operations and the condition in the industries we serve, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the covenants under our indebtedness, including borrowing base limitations under the ABL Facility and debt incurrence restrictions in our debt agreements, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, our ability to access the capital and credit markets, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Any future investments, acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the three months ended March 31, 2018 and 2017.

	For the three months ended
	March 31, 2018	March 31, 2017
Net cash (used) provided by:	(in millions)
Operating activities	$(34.9)	$(38.6)
Investing activities	(30.3)	(63.0)
Financing activities	40.1	123.5
Cash Flows from Operating Activities
Cash flows used by operating activities were $34.9 million for the three months ended March 31, 2018, which resulted from $7.8 million of cash from earnings and a $42.7 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $84.4 million, $60.9 million, $18.4 million, $44.9 million and $76.1 million in accounts receivable, inventory, other assets, accounts payable and accrued and other liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume and higher aluminum prices. While our average days sales outstanding (“DSO”) for the twelve months ended March 31, 2018 remained consistent with the average DSO for the year ended December 31, 2017, revenues in the month of March 2017 were approximately $98.9 million higher than the month of December 2017, leading to an increase in accounts receivable. Our average days payables outstanding (“DPO”) for the twelve months ended March 31, 2018 remained consistent with the average DPO for the year ended December 31, 2017. The increase in other assets is due to a $20.0 million receivable recorded for the final capacity reservation fee that was received in April 2018. The increase in inventory was primarily due to the seasonal build of inventory as well as an increase in aluminum prices, partially offset by the working capital optimization efforts in Europe. Our average days inventory outstanding (“DIO”) for the twelve months ended March 31, 2018 remained consistent with the average DIO for the year ended December 31, 2017. The increase in accrued and other liabilities was primarily due to deferred revenue associated with the capacity reservation fees recorded in the first quarter of 2018 and increased accrued interest.
Cash flows used by operating activities were $38.6 million for the three months ended March 31, 2017, which resulted from $6.8 million of cash from earnings and a $45.4 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $50.4 million, $66.9 million, $43.8 million and $28.7 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average DSO for the twelve months ended March 31, 2017 remained consistent with the average DSO for the year ended December 31, 2016, revenues in the month of March 2017 were approximately $66.6 million higher than the month of December 2016, leading to an increase in accounts receivable. Our average DPO for the twelve months ended March 31, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in inventory was due in part to an increase in aluminum prices. In addition, inventory increased in the North America segment due to preparation for planned production outages in 2017 associated with the North America ABS Project and quantities to be used for automotive commissioning and qualification. This resulted in an increase to our average DIO for the twelve months ended March 31, 2017 from the average DIO for the year ended December 31, 2016. The increase in accrued liabilities was due primarily to accrued interest on the 9½% Senior Secured Notes, including $8.8 million of interest in arrears accrued on the additional 9½% Senior Secured Notes issued in the first quarter of 2017. This interest was paid in the second quarter of 2017 in accordance with the interest payment schedule of the 9 ½% Senior Secured Notes.
Cash Flows from Investing Activities
Cash flows used by investing activities were $30.3 million for the three months ended March 31, 2018, and included $30.1 million of capital expenditures.
Cash flows used by investing activities were $63.0 million for the three months ended March 31, 2017, and included $62.6 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at the Lewisport facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities were $40.1 million for the three months ended March 31, 2018, which resulted from net cash borrowings of $43.9 million against the ABL Facility, partially offset by $2.8 million of payments on the China Loan Facility (as defined below).
Cash flows provided by financing activities were $123.5 million for the three months ended March 31, 2017, which resulted from net cash proceeds of $263.8 million, after deducting the initial purchasers’ discount, from the issuance of additional 9 ½% Senior Secured Notes. These proceeds were partially offset by net cash repayments of $134.8 million on borrowings against the ABL Facility and $1.8 million of debt issuance costs related to the issuance of the additional 9 ½% Senior Secured Notes.
Description of Indebtedness
ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement, as amended and supplemented from time to time, providing for a $600.0 million asset-based revolving credit facility (the “ABL Facility”) which permits multi-currency borrowings up to $600.0 million by Aleris International and its U.S. subsidiaries and up to a combined $300.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $600.0 million in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis, due to, in part, changes in seasonal working capital and aluminum prices. The ABL Facility contains, in the aggregate, a $45.0 million sublimit for swingline loans and also provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of March 31, 2018, we estimate that Aleris International had $158.4 million available for borrowing under the ABL Facility. We had outstanding borrowings of $365.9 million under the ABL Facility as of March 31, 2018.
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
On February 14, 2017, Aleris International issued an additional $250.0 million aggregate principal amount of the 9½% Senior Secured Notes pursuant to the 9½% Senior Secured Notes Indenture. These additional notes, together with the initial notes, are treated as a single series of debt securities for all purposes under the 9½% Senior Secured Notes Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.
As of March 31, 2018, Aleris International had $800.0 million aggregate principal amount of 9½% Senior Secured Notes outstanding.
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

Subject to certain limitations and exceptions, the 9½% Senior Secured Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 9½% Senior Secured Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 9½% Senior Secured Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 9½% Senior Secured Notes Indenture as of March 31, 2018.
7 7/8% Senior Notes due 2020
On October 23, 2012, Aleris International issued $500.0 million of its 7 7/8% Senior Notes and related guarantees under an indenture (as amended and supplemented from time to time, the “7 7/8% Senior Notes Indenture”), dated as of October 23, 2012, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and on January 31, 2013, Aleris International exchanged the $500.0 million aggregate original principal amount of its 7 7/8% Senior Notes for $500.0 million of its new 7 7/8% Senior Notes that have been registered under the Securities Act of 1933, as amended (the “7 7/8% Senior Notes” and, together with the 9 ½% Senior Secured Notes, the “Senior Notes”). The 7 7/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis by us and each of our restricted subsidiaries that are domestic subsidiaries and that guarantees Aleris International’s obligations under the ABL Facility. On September 8, 2015, Aleris International purchased $59.9 million aggregate principal amount of the 7 7/8% Senior Notes pursuant to an asset sale offer. As of March 31, 2018, Aleris International had $440.1 million aggregate principal amount outstanding on the 7 7/8% Senior Notes.
Subject to certain limitations and exceptions, the 7 7/8% Senior Notes Indenture contains covenants limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its subsidiary guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from Aleris International’s restricted subsidiaries that are not guarantors of the 7 7/8% Senior Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 7 7/8% Senior Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 7 7/8% Senior Notes Indenture as of March 31, 2018.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 873.8 million (or equivalent to approximately $139.1 million as of March 31, 2018) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $65.3 million as of March 31, 2018) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, all amounts outstanding under the Zhenjiang Revolver were repaid in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2018, $172.6 million was outstanding on the Zhenjiang Term Loans. After giving effect to amendments to the Zhenjiang Term Loans, the final maturity date for all borrowings under the Zhenjiang Term Loans is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. The semi-annual repayment period began in 2016. According to the amended repayment schedule, the semi-annual repayment in 2018 is RMB 18.0 million (equivalent to approximately $2.9 million as of March 31, 2018) and will increase to RMB 247.3 million (equivalent to approximately $39.4 million as of March 31, 2018) by 2024.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2018. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income and loss from discontinued operations, net of tax. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs, loss on extinguishment of debt and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indentures governing the Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin (collectively, the “Non-GAAP Measures”), as we use them may not be comparable to similarly titled measures used by other companies. We calculate the Non-GAAP Measures by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, the Non-GAAP Measures are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use the Non-GAAP Measures in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. The Non-GAAP Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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

For the three months ended March 31, 2018 and 2017, our reconciliation of Adjusted EBITDA to net income (loss) and net cash used by operating activities is presented below.

	For the three months ended
	March 31, 2018	March 31, 2017
	(in millions)
Adjusted EBITDA	$53.6	$51.8
Unrealized gains (losses) on derivative financial instruments	33.7	(7.8)
Restructuring charges	(0.9)	(0.4)
Unallocated currency exchange gains on debt	1.1	—
Stock-based compensation expense	(0.3)	(0.6)
Start-up costs	(16.0)	(14.5)
Favorable metal price lag	9.0	2.1
Other	(1.7)	(2.3)
EBITDA	78.5	28.3
Interest expense, net	(33.8)	(27.1)
Provision for income taxes	(5.4)	(10.7)
Depreciation and amortization	(34.7)	(25.7)
Net income (loss)	4.6	(35.2)
Depreciation and amortization	34.7	25.7
Provision for deferred income taxes	1.6	6.1
Stock-based compensation expense	0.3	0.6
Unrealized (gains) losses on derivative financial instruments	(33.7)	7.8
Amortization of debt issuance costs	0.7	0.8
Other	(0.4)	1.0
Change in operating assets and liabilities:
Change in accounts receivable	(84.4)	(50.4)
Change in inventories	(60.9)	(66.9)
Change in other assets	(18.4)	(0.6)
Change in accounts payable	44.9	43.8
Change in accrued and other liabilities	76.1	28.7
Net cash used by operating activities	$(34.9)	$(38.6)
For the three months ended March 31, 2018 and 2017, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2018	March 31, 2017
	(in millions)
Revenues	$802.3	$674.2
Hedged cost of metal	(467.9)	(378.1)
Favorable metal price lag	(9.0)	(2.1)
Commercial margin	$325.4	$294.0
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on March 20, 2018 for the year ended December 31, 2017. Also see Note 2, “Revenue from contracts with customers” to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q for a discussion of the Company’s updated accounting policies on Revenue Recognition subsequent to the adoption of ASC 606, “Revenue from Contracts with Customers.”
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2018.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this report that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Statements regarding future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products and estimated cash flows and sufficiency of cash flows to fund operations, capital expenditures and debt obligations are forward-looking statements. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
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

•	our ability to generate sufficient cash flows to fund our operations and capital expenditure requirements and to meet our debt obligations;

•	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

•	our ability to retain the services of certain members of our management;

•	the loss of order volumes from any of our largest customers;

•	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

•	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

•	variability in general economic and political conditions on a global or regional basis;

•	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

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
Available Information
We make available on or through our website (www.aleris.com) our reports on Forms 10-K, 10-Q and 8-K, and amendments thereto, as soon as reasonably practicable after we electronically file (or furnish, as applicable) such material with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at www.sec.gov. We use our investor website (investor.aleris.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings, and public conference calls and webcasts. None of the websites referenced in this report on Form 10-Q or the information contained therein is incorporated herein by reference.

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
As of March 31, 2018, we had 0.2 million metric tons and 0.2 million metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2017, we had 0.1 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Additionally, from time to time we have entered into diesel fuel prices on our freight costs, we can enter into diesel fuel swaps with financial counterparties to mitigate the impact of volatility of diesel fuel prices on our freight costs. We do not consider our natural gas or diesel fuel derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2018 and December 31, 2017, we had 3.5 trillion of British thermal unit forward buy contracts.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2018 and December 31, 2017 we had 3.5 million and 1.5 million gallons of diesel swap contracts outstanding, respectively.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of March 31, 2018 and December 31, 2017, we had euro forward contracts covering a notional amount of €82.6 million and €100.8 million, respectively.
Interest Rate Risks
As of March 31, 2018, approximately 71% of our debt obligations were at fixed rates. We are subject to interest rate risk related to the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2018, Aleris International had $365.9 million of borrowings under the ABL Facility and Aleris Zhenjiang had $172.6 million of borrowings under the Zhenjiang Term Loans. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2018 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2018:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$29.6	$(17.4)
Energy	0.2	(2.1)
Currency	3.4	(10.4)
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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” With the implementation we made changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
Resignation of Donald Misheff Director.
Effective April 30, 2018, the Board of Directors (the “Board”) of Aleris Corporation (the “Company”) accepted the voluntary resignation of Donald Misheff, due to additional professional responsibilities, from his position as Director of the Company’s Board and as a member of the Audit Committee of the Board. His decision to resign did not involve any disagreement with the Company, Company management, or the Board on any matter relating to the Company’s operations, policies, or practices.

Item 6.	Exhibits.

Exhibit Number	Description

10.1†
Form of Amendment to U.S. Executive Agreement with Sean M. Stack, Eric M. Rychel, Michael T. Keown, Christopher R. Clegg and Tamara S. Polmanteer (filed as Exhibit 10.7.2 to Aleris Corporation’s Annual Report on Form 10-K (File No. 001-35499) filed March 20, 2018, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS CORPORATION

Date:	May 3, 2018	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)