Form 10-Q
period 2018-06-30
Aleris Corp
filed 2018-08-06
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 32,219,528 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2018.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$65.9	$102.4
Accounts receivable, net	402.7	245.7
Inventories	701.2	631.2
Prepaid expenses and other current assets	42.8	36.1
Total Current Assets	1,212.6	1,015.4
Property, plant and equipment, net	1,421.5	1,470.9
Intangible assets, net	33.6	34.7
Deferred income taxes	69.5	70.7
Other long-term assets	53.0	52.7
Total Assets	$2,790.2	$2,644.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$331.3	$299.2
Accrued liabilities	153.6	197.4
Current portion of long-term debt	9.1	9.1
Total Current Liabilities	494.0	505.7
Long-term debt	1,937.4	1,771.4
Deferred revenue	71.0	17.0
Deferred income taxes	6.4	4.0
Accrued pension benefits	166.0	170.2
Accrued postretirement benefits	33.6	34.3
Other long-term liabilities	49.4	49.1
Total Long-Term Liabilities	2,263.8	2,046.0
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized; 32,219,528 and 32,001,318 shares issued at June 30, 2018 and December 31, 2017, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	425.6	436.3
Retained deficit	(242.9)	(203.4)
Accumulated other comprehensive loss	(150.6)	(140.5)
Total Equity	32.4	92.7
Total Liabilities and Equity	$2,790.2	$2,644.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$930.6	$776.2	$1,732.9	$1,450.4
Cost of sales	829.2	690.0	1,569.0	1,278.6
Gross profit	101.4	86.2	163.9	171.8
Selling, general and administrative expenses	49.9	50.7	100.5	103.5
Restructuring charges	0.9	0.8	1.9	1.2
Losses (gains) on derivative financial instruments	21.3	(12.5)	(12.7)	15.7
Other operating expense, net	0.3	1.0	1.0	2.0
Operating income	29.0	46.2	73.2	49.4
Interest expense, net	34.7	31.3	68.5	58.4
Debt extinguishment costs	48.9	—	48.9	—
Other (income) expense, net	(11.6)	4.6	(11.2)	5.1
(Loss) income before income taxes	(43.0)	10.3	(33.0)	(14.1)
Provision for income taxes	3.9	12.8	9.3	23.5
Net loss	$(46.9)	$(2.5)	$(42.3)	$(37.6)

Comprehensive (loss) income	$(77.5)	$37.4	$(52.4)	$11.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2018	June 30, 2017
Operating activities
Net loss	$(42.3)	$(37.6)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	68.8	51.5
Provision for deferred income taxes	1.8	14.4
Stock-based compensation expense	0.7	1.1
Unrealized gains on derivative financial instruments	(13.5)	(17.2)
Amortization of debt issuance costs	1.3	1.4
Loss on extinguishment of debt	48.9	—
Non-cash gain (see Note 6)	(11.1)	—
Other	2.3	4.7
Changes in operating assets and liabilities:
Change in accounts receivable	(134.5)	(67.8)
Change in inventories	(104.0)	(58.3)
Change in other assets	1.6	6.0
Change in accounts payable	41.7	24.3
Change in accrued and other liabilities	31.4	2.4
Net cash used by operating activities	(106.9)	(75.1)
Investing activities
Payments for property, plant and equipment	(51.5)	(118.0)
Other	—	(1.1)
Net cash used by investing activities	(51.5)	(119.1)
Financing activities
Proceeds from revolving credit facilities	220.3	300.9
Payments on revolving credit facilities	(272.7)	(366.5)
Proceeds from senior secured debt, net of discounts	1,483.0	263.8
Payments on senior notes, including premiums	(1,286.7)	—
Net payments on other long-term debt	(5.8)	(4.1)
Debt issuance costs	(18.4)	(1.8)
Other	—	(1.2)
Net cash provided by financing activities	119.7	191.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(0.7)	2.2
Net decrease in cash, cash equivalents and restricted cash	(39.4)	(0.9)
Cash, cash equivalents and restricted cash at beginning of period	108.0	55.6
Cash, cash equivalents and restricted cash at end of period	$68.6	$54.7

Cash and cash equivalents	$65.9	$52.3
Restricted cash (included in “Prepaid expenses and other current assets”)	2.7	2.4
Cash, cash equivalents and restricted cash	$68.6	$54.7

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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This guidance requires the presentation of all components of net periodic benefit cost, other than service costs, outside of operating income. Upon adoption, only the service cost component of periodic benefit costs are included in operating income and eligible for capitalization in assets. This guidance was adopted in the first quarter of 2018, and $1.1 and $0.6 of pension and postretirement benefit expenses were reclassified from “Cost of sales” and “Selling, general and administrative expenses,” respectively, to “Other (income) expense, net” in the Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2017. The adoption had no impact on reported net income or retained earnings.
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
The pre-tax impact of the adoption of ASU 2014-09 on our Consolidated Balance Sheet at June 30, 2018 and our Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2018 is as follows:

Increase (decrease)
Consolidated Balance Sheet
Accounts receivable	$25.5
Inventories	(22.2)
Accrued liabilities	2.5
Consolidated Statements of Comprehensive (Loss) Income
Revenues	$(3.1)
Cost of goods sold	(2.4)
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
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended June 30, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$71.9	$24.0	$—	$95.9
Automotive	32.1	105.4	—	(6.9)	130.6
Heat exchanger	—	72.2	—	—	72.2
Building and construction	237.6	—	—	—	237.6
Truck trailer	52.7	—	—	—	52.7
Distribution	144.9	—	17.8	(0.5)	162.2
Regional plate and sheet	—	106.3	—	—	106.3
Other	57.5	15.0	0.6	—	73.1
	$524.8	$370.8	$42.4	$(7.4)	$930.6

	For the six months ended June 30, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$142.7	$38.8	$—	$181.5
Automotive	58.9	206.8	—	(15.9)	249.8
Heat exchanger	—	138.2	—	—	138.2
Building and construction	426.9	—	—	—	426.9
Truck trailer	96.4	—	—	—	96.4
Distribution	251.8	—	33.6	(0.5)	284.9
Regional plate and sheet	—	215.4	—	—	215.4
Other	105.4	32.8	1.6	—	139.8
	$939.4	$735.9	$74.0	$(16.4)	$1,732.9
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
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	Total Deferred Revenue
Deferred revenue at January 1, 2018	$21.4	(a)
Payments received	70.1
Revenue recognized	(9.1)
Adoption of ASC 606	1.6
Currency and other	(0.2)
Deferred revenue at June 30, 2018	$83.8	(a)
(a) Deferred revenue is included in “Deferred revenue” and “Accrued liabilities” in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

3. INVENTORIES
The components of our “Inventories” as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Raw materials	$211.6	$207.6
Work in process	306.6	210.8
Finished goods	147.6	181.6
Supplies	35.4	31.2
Total inventories	$701.2	$631.2
4. LONG-TERM DEBT
Our debt as of June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
ABL Facility	$263.5	$319.3
First Lien Term Loan due 2023, net of discount and deferred issuance costs of $26.8 at June 30, 2018	1,073.2	—
10.75% Senior Secured Junior Priority Notes due 2023, net of discount and deferred issuance costs of $7.9 at June 30, 2018	392.1	—
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $3.3 at December 31, 2017	—	436.7
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $0.8 at December 31, 2017	—	800.8
Exchangeable Notes, net of discount of $0.2 and $0.3 at June 30, 2018 and December 31, 2017, respectively	44.6	44.5
Zhenjiang Term Loans, net of discount of $0.5 at June 30, 2018 and December 31, 2017	163.9	169.8
Other	9.2	9.4
Total debt	1,946.5	1,780.5
Less: Current portion of long-term debt	9.1	9.1
Total long-term debt	$1,937.4	$1,771.4
Restricted cash
At June 30, 2018 and December 31, 2017, respectively, $2.7 and $5.6 of cash was restricted for payments of the Zhenjiang Term Loans, all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.
Debt refinancing
On June 25, 2018, Aleris International completed debt refinancing transactions, pursuant to which Aleris International (i) raised $1,500.0 in new debt financing (the “New Financing”), consisting of (A) a new senior secured first lien term loan in an aggregate principal amount of $1,100.0 (the “Term Loan Facility”) and (B) $400.0 aggregate principal amount of newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”), (ii) amended its existing ABL Facility (as defined below) (the “ABL Amendment”), and (iii) used the net proceeds of the New Financing to (A) redeem all of its Existing Senior Notes (as defined below), (B) repay a portion of its outstanding borrowings under the ABL Facility and (C) pay related fees and expenses.
As a result of the debt refinancing transactions, we recorded debt extinguishment costs of $48.9, consisting primarily of the redemption costs for the Existing Senior Notes and expensing the net unamortized discounts and debt issuance costs of the Existing Senior Notes.
Term Loan Facility
The Term Loan Facility consists of a $1,100.0 first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under its asset-based

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

revolving credit facility (the “ABL Facility”) and the 2023 Junior Priority Notes (the “Guarantor Subsidiaries” and, together with Aleris Corporation, the “Guarantors”).
The Term Loan Facility also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities in an aggregate principal amount not to exceed the sum of (i) $75.0, plus (ii) an amount equal to all voluntary prepayments and loan buybacks of the Term Loan Facility and any other indebtedness that is secured on a pari passu basis with the Term Loan Facility (other than prepayments and buybacks financed with long-term indebtedness (other than revolving indebtedness)), plus (iii) an additional unlimited amount subject to a First Lien Net Leverage Ratio (as defined in the Term Loan Facility) of 3.75 to 1.00.
The Term Loan Facility bears interest on the unpaid principal amount at a rate equal to, at Aleris International’s option, either:

▪
a base rate determined by reference to the highest of (i) the rate which Deutsche Bank AG New York Branch announces as its prime lending rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.00%, in each case plus 3.75%; or

▪
a LIBOR rate determined by reference to the London interbank offered rate for dollars for the relevant interest period, adjusted for statutory reserve requirements, plus 4.75%. The LIBOR rate will be subject to a 0.00% rate floor.

Amounts borrowed under the Term Loan Facility amortize in equal quarterly installments, commencing with the quarter ending September 30, 2018, in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility.
The Term Loan Facility requires certain mandatory prepayments of outstanding loans under the Term Loan Facility, subject to certain exceptions, based on (i) a percentage of net cash proceeds of certain asset sales and casualty and condemnation events in excess of certain thresholds (subject to certain reinvestment rights), (ii) net cash proceeds of any issuance of debt, excluding permitted debt issuances and (iii) a percentage of Excess Cash Flow (as defined in the Term Loan Facility) in excess of certain thresholds during a fiscal year.
Aleris International may voluntarily prepay loans outstanding under the Term Loan Facility, in whole or in part, without premium or penalty (except as described below) in minimum amounts, at any time, subject to customary “breakage” costs with respect to LIBOR rate loans. If Aleris International prepays loans in connection with a repricing transaction prior to the date that is twelve months after the closing of the Term Loan Facility, subject to certain exceptions, such prepayment will be subject to a 1.00% prepayment fee.
The Term Loan Facility is secured by (i) a first-priority lien on substantially all of Aleris International’s and the Guarantors’ assets (excluding the ABL Collateral (as defined below)), including, without limitation, all owned and material U.S. real property, equipment, intellectual property and stock of Aleris International and the Guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first tier” foreign subsidiaries and certain “first tier” foreign subsidiary holding companies), which assets secure the 2023 Junior Priority Notes on a second priority basis and secure the ABL Facility on a third priority basis (the “Term Loan Collateral”) and (ii) a second-priority lien on all of Aleris International’s and the Guarantors’ (other than Aleris Corporation) inventory, accounts receivable, deposit accounts and related assets (subject to certain exceptions), which assets secure the ABL Facility on a first priority basis and secure the 2023 Junior Priority Notes on a third priority basis (the “ABL Collateral” and, together with the Term Loan Collateral, the “Collateral”), in each case excluding certain assets and subject to permitted liens.
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of June 30, 2018.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

2023 Junior Priority Notes
On June 25, 2018, Aleris International completed the issuance of $400.0 aggregate principal amount of 2023 Junior Priority Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 2023 Junior Priority Notes were issued under an indenture (as amended and supplemented from time to time, the “2023 Junior Priority Notes Indenture”), dated as of June 25, 2018, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 2023 Junior Priority Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior secured basis, by each of the Guarantors, as primary obligor and not merely as surety.
The 2023 Junior Priority Notes bear interest at an annual rate of 10.75%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2019. The 2023 Junior Priority Notes will mature on July 15, 2023.
The 2023 Junior Priority Notes are secured by (i) a second-priority lien on the Term Loan Collateral and (ii) a third-priority lien on the ABL Collateral, in each case excluding certain assets and subject to permitted liens.
Aleris International is not required to make any mandatory redemption or sinking fund payments with respect to the 2023 Junior Priority Notes, but under certain circumstances, it may be required to offer to purchase the 2023 Junior Priority Notes as described below. Aleris International may from time to time acquire 2023 Junior Priority Notes by means other than redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.
From and after July 15, 2020, Aleris International may redeem the 2023 Junior Priority Notes, in whole or in part, at a redemption price of 104.00% of the principal amount thereof, plus accrued and unpaid interest, declining ratably to 100.00% of the principal amount thereof, plus accrued and unpaid interest, on or after July 15, 2022. Prior to July 15, 2020, Aleris International may redeem up to 40.00% of the aggregate principal amount of the 2023 Junior Priority Notes with funds in an amount equal to all or a portion of the net cash proceeds from certain equity offerings at a redemption price of 110.75%, plus accrued and unpaid interest. Aleris International may make such redemption so long as, immediately after the occurrence of any such redemption, at least 60.00% of the aggregate principal amount of the 2023 Junior Priority Notes remains outstanding and such redemption occurs within 180 days of the closing of the applicable equity offering. Additionally, at any time prior to July 15, 2020, Aleris International may redeem the 2023 Junior Priority Notes, in whole or in part, at a redemption price equal to 100.00% of the principal amount thereof, plus the applicable premium as provided in the 2023 Junior Priority Notes Indenture and accrued and unpaid interest.
If Aleris International or any restricted subsidiary consummates one or more asset sale generating net proceeds in excess of $35.0 in the aggregate at any time (x) on or prior to July 15, 2019, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 102.00% of the principal amount thereof and (y) after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
If Aleris International experiences a “change of control” as specified in the 2023 Junior Priority Notes Indenture (x) on or prior to July 15, 2019, Aleris International may, at its option, redeem all, but not less than all, of the 2023 Junior Priority Notes at a redemption price equal to 102.00% of the principal amount thereof and (y) at any time after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all, but not less than all, of the 2023 Junior Priority Notes at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
In addition, if Aleris International experiences a change of control and does not elect to redeem the notes as provided above, Aleris International must offer to purchase all of the 2023 Junior Priority Notes at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest. If Aleris International or its restricted subsidiaries engage in certain asset sales, Aleris International will be required to use 80.00% of the consideration received from such asset sales to permanently reduce certain debt within a specified period of time. Aleris International will be required to use a portion of the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

remaining proceeds of such asset sales, as well as the proceeds of certain events of loss with respect to the Collateral, as the case may be, to make an offer to purchase a principal amount of the 2023 Junior Priority Notes at a price of 100.00% of the principal amount thereof, plus accrued and unpaid interest, to the extent such proceeds are not invested or used to permanently reduce certain debt within a specified period of time.
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantor Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of June 30, 2018.
ABL Amendment
On June 25, 2018, Aleris International entered into the ABL Amendment, which amended the credit agreement governing its existing asset-based revolving credit facility, dated as of June 15, 2015 (as amended, the “ABL Facility”), among Aleris International, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “ABL Administrative Agent”), and J.P. Morgan Europe Limited, as the European agent for the lenders.
The terms of the ABL Amendment increase the size of the ABL Facility $150.0, thereby increasing its size from $600.0 to $750.0, subject to applicable borrowing bases. The ABL Facility, as amended by the ABL Amendment, also provides for an accordion pursuant to which the available commitments thereunder may be further increased by up to an additional $300.0, subject to applicable borrowing bases.
In addition to increasing the size of the ABL Facility, the terms of the ABL Amendment, among other things, (i) extended the maturity date of the ABL Facility from June 15, 2020 to the earliest of (x) June 25, 2023, (y) the date that is 60 days prior to the scheduled maturity date of the term loans under the Term Loan Facility (currently February 27, 2023) and (z) the date that is 60 days prior to the scheduled maturity date of the 2023 Junior Priority Notes (currently July 15, 2023), (ii) removed a previous borrowing base reserve on Belgian finished goods inventory, (iii) permitted the incurrence of the Term Loan Facility and the 2023 Junior Priority Notes and (iv) amended certain covenants and other provisions consistent with the corresponding terms of the Term Loan Facility and the 2023 Junior Priority Notes.
Concurrently with the effectiveness of the ABL Amendment, the ABL Facility continues to be secured by a first-priority lien over the ABL Collateral and is also secured by a third-priority lien (ranking junior to the lien therein in favor of the Term Loan Facility and the 2023 Junior Priority Notes) over the Term Loan Collateral, in each case excluding certain assets and subject to permitted liens.
Redemption of Senior Notes
As part of the debt refinancing transactions, Aleris International redeemed in full the aggregate principal amount of its former 7 7/8% senior notes due 2020 (the “2020 Notes”) and 9½% senior secured notes due 2021 (the “2021 Notes” and, together with the 2020 Notes, the “Existing Senior Notes”). The 2020 Notes were redeemed at a redemption price equal to 101.969% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018, and the 2021 Notes were redeemed at a redemption price equal to 104.750% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018.
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

(dollars in millions)

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
Our reserves for environmental remediation liabilities totaled $21.4 and $22.1 at June 30, 2018 and December 31, 2017, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2018 and December 31, 2017, $9.7 and $10.2, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $5.9 and $6.1 at June 30, 2018 and December 31, 2017, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
6. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the six months ended June 30, 2018:

Total Equity
Total equity at January 1, 2018	$92.7
Net income	(42.3)
Other comprehensive income	(10.1)
Dividends	(11.3)
Stock-based compensation activity	0.6
Adoption of ASC 606	2.8
Total equity at June 30, 2018	$32.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The following table shows changes in the number of our issued and outstanding shares of common stock:

Issued and outstanding shares of common stock
Balance at January 1, 2018	32,001,318
Issuance associated with vested restricted stock units	218,210
Balance at June 30, 2018	32,219,528
Dividends Paid
In connection with the 2015 sale of our former recycling and specification alloys business, we received shares of Real Industry Inc.’s Series B non-participating preferred stock. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time we recorded an impairment charge of $22.8 to reduce the carrying value of the preferred shares to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of the reorganized company’s common stock with an estimated fair value of $11.1. The receipt of these shares, as well as additional net cash considerations, resulted in a gain of $12.2 that was recorded in “Other (income) expense, net” in the Consolidated Statements of Comprehensive (Loss) Income. Upon receipt, these shares were distributed pro rata to our stockholders. Dividend equivalent right payments of approximately $0.2, to be paid in cash to holders of unvested restricted stock units, were also declared during the second quarter of 2018.
7. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2018:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2018	$(64.2)	$(76.3)	$(140.5)
Current period currency translation adjustments	(12.9)	1.0	(11.9)
Amortization of net actuarial losses and prior service costs, net of tax	—	1.8	1.8
Balance at June 30, 2018	$(77.1)	$(73.5)	$(150.6)
A summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2018 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs	$(2.2)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.4
Losses reclassified into earnings, net of tax	$(1.8)
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

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
Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended June 30, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$524.8	$363.9	$41.9		$930.6
Intra-entity revenues	—	6.9	0.5	$(7.4)	—
Total revenues	$524.8	$370.8	$42.4	$(7.4)	$930.6
Segment income	$71.6	$42.3	$6.7		$120.6

Three months ended June 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$416.1	$330.8	$29.3		$776.2
Intra-entity revenues	1.3	5.0	1.6	$(7.9)	—
Total revenues	$417.4	$335.8	$30.9	$(7.9)	$776.2
Segment income	$31.1	$35.3	$4.3		$70.7

Six months ended June 30, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$939.4	$720.0	$73.5		$1,732.9
Intra-entity revenues	—	15.9	0.5	$(16.4)	—
Total revenues	$939.4	$735.9	$74.0	$(16.4)	$1,732.9
Segment income	$113.1	$70.6	$9.1		$192.8

Six months ended June 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$764.6	$633.4	$52.4		$1,450.4
Intra-entity revenues	4.4	11.4	2.7	$(18.5)	—
Total revenues	$769.0	$644.8	$55.1	$(18.5)	$1,450.4
Segment income	$55.3	$73.3	$5.7		$134.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total segment income	$120.6	$70.7	$192.8	$134.3
Unallocated amounts:
Depreciation and amortization	(34.1)	(25.8)	(68.8)	(51.5)
Other corporate general and administrative expenses	(11.5)	(10.9)	(22.7)	(23.3)
Restructuring charges	(0.9)	(0.8)	(1.9)	(1.2)
Interest expense, net	(34.7)	(31.3)	(68.5)	(58.4)
Unallocated (losses) gains on derivative financial instruments	(20.2)	25.1	13.4	17.4
Unallocated currency exchange losses	(2.5)	(1.4)	(1.3)	(1.5)
Start-up costs	(22.9)	(15.4)	(38.9)	(29.9)
Loss on extinguishment of debt	(48.9)	—	(48.9)	—
Other income, net	12.1	0.1	11.8	—
(Loss) income before income taxes	$(43.0)	$10.3	$(33.0)	$(14.1)
The following table shows our reportable segment assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Assets
North America	$1,457.3	$1,309.9
Europe	768.5	738.4
Asia Pacific	364.3	371.4
Unallocated assets	200.1	224.7
Total consolidated assets	$2,790.2	$2,644.4
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
During the six months ended June 30, 2018, no stock options or restricted stock units were granted. We recorded stock-based compensation expense of $0.3 and $0.7 for the three and six months ended June 30, 2018, respectively, and $0.4 and $1.1 for the three and six months ended June 30, 2017, respectively.
10. INCOME TAXES
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). Pursuant to the guidance we recognized the provisional effects of the enactment of the Tax Act for which measurement could be reasonably estimated. We continue to monitor certain aspects of the Tax Act and may refine our

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

assessment as a result of any further related regulatory guidance that may be issued by the U.S. Treasury. Pursuant to SAB 118, adjustments to the provisional amounts recorded as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. We have recognized no measurement period adjustments during the three and six months ended June 30, 2018.
The effective tax rates for the three and six months ended June 30, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2018, we had $4.1 of unrecognized tax benefits. $3.1 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2018, we had approximately $0.9 of accrued interest related to uncertain tax positions.
The 2009 through 2016 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date.
Another non-U.S. taxing jurisdiction completed an examination of our tax return for tax year ended December 31, 2015, which it commenced during the second quarter of 2017.
11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The service cost component of net periodic benefit expense is included in “Operating income,” while all other components of net periodic benefit expense are included in “Other (income) expense, net” in the Consolidated Statements of Comprehensive (Loss) Income. The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$1.1	$1.0	$2.2	$1.9
Interest cost	1.4	1.4	2.9	2.9
Amortization of net actuarial losses	0.5	0.5	0.9	1.0
Amortization of prior service cost	0.1	0.1	0.1	0.1
Expected return on plan assets	(2.6)	(2.6)	(5.1)	(5.1)
Net periodic benefit expense	$0.5	$0.4	$1.0	$0.8

	Non U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$0.6	$0.9	$1.3	$1.8
Interest cost	0.5	0.4	1.0	0.8
Amortization of net actuarial losses	0.7	0.7	1.4	1.4
Net periodic benefit expense	$1.8	$2.0	$3.7	$4.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Other Postretirement Benefit Plans
The service cost component of net postretirement benefit expense is included in “Operating income,” while all other components of net postretirement benefit expense are included in “Other (income) expense, net” in the Consolidated Statements of Comprehensive (Loss) Income. The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.2	0.3	0.5	0.6
Amortization of net actuarial gains	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of prior service cost	0.1	—	0.1	—
Net postretirement benefit expense	$0.2	$0.2	$0.5	$0.4
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency and interest rate exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. No cash collateral was posted at June 30, 2018 or December 31, 2017. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2018 and December 31, 2017, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	June 30, 2018		December 31, 2017
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$33.1	$(18.9)	$33.5	$(36.0)
Energy	0.7	—	0.2	(0.1)
Currency	—	(2.0)	1.6	(0.1)
Total	33.8	(20.9)	35.3	(36.2)
Effect of counterparty netting	(13.6)	13.6	(27.2)	27.2
Net derivatives as classified in the balance sheet	$20.2	$(7.3)	$8.1	$(9.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The fair value of our derivative financial instruments at June 30, 2018 and December 31, 2017 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
Metal	Prepaid expenses and other current assets	$18.4	$2.2
	Other long-term assets	1.1	4.3
Energy	Prepaid expenses and other current assets	0.7	0.1
Currency	Prepaid expenses and other current assets	—	0.8
	Other long-term assets	—	0.7
Total		$20.2	$8.1

Liability Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
Metal	Accrued liabilities	$5.0	$9.0
	Other long-term liabilities	0.2	—
Currency	Accrued liabilities	1.5	—
	Other long-term liabilities	0.6	—
Total		$7.3	$9.0
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized losses and (gains) on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Metal	$1.0	$12.3	$2.0	$31.8
Energy	(0.2)	0.1	(0.3)	0.5
Currency	0.2	0.1	(0.8)	0.6
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of June 30, 2018 we had 142.2 thousand metric tons and 238.8 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2017, we had 147.9 thousand metric tons and 249.7 thousand metric tons of metal buy and metal sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2018 and December 31, 2017, we had 2.1 trillion and 3.5 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2018 and December 31, 2017, we had 2.5 million gallons and 1.5 million gallons of diesel swap contracts, respectively.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of June 30, 2018 and December 31, 2017, we had euro forward contracts covering a notional amount of €71.3 million and €100.8 million, respectively.
Interest Rate Risk
As a result of the completion of the New Financing discussed above, we are exposed to variable interest rate risk on the Term Loan Facility. Subsequent to the end of the quarter, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 the Term Loan Facility for the period of October 31, 2018 through June 28, 2019.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2018 and December 31, 2017, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$65.9	$65.9	Level 1	$102.4	$102.4	Level 1
Restricted cash	2.7	2.7	Level 1	5.6	5.6	Level 1
ABL Facility	263.5	263.5	Level 2	319.3	319.3	Level 2
First Lien Term Loan	1,073.2	1,093.1	Level 1	—	—	N/A
10.75% Senior Secured Junior Priority Notes	392.1	401.8	Level 1	—	—	N/A
7 7/8% Senior Notes	—	—	N/A	436.7	438.1	Level 1
9 ½ % Senior Secured Notes	—	—	N/A	800.8	847.3	Level 1
Exchangeable Notes	44.6	60.7	Level 3	44.5	45.4	Level 3
Zhenjiang Term Loans	163.9	164.3	Level 3	169.8	170.3	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the First Lien Term Loan and the 2023 Junior Priority Notes were estimated using market quotations. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.5% and 1.9% as of June 30, 2018 and December 31, 2017, respectively and expected equity volatility of 65% and 60% as of June 30, 2018 and December 31, 2017. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans.
13. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is expected to close nine to fifteen months from the date of the definitive agreement, subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated on the expected timing or at all.
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and the Guarantor Subsidiaries are guarantors of the indebtedness under the 2023 Junior Priority Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the the 2023 Junior Priority Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 2023 Junior Priority Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the Term Loan Facility. The condensed consolidating balance sheets are presented as of June 30, 2018 and December 31, 2017. The condensed consolidating statements of comprehensive income (loss) are presented for the three and six months ended June 30, 2018 and 2017. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2018 and 2017.
The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged in the event of:

▪	any sale of the Guarantor Subsidiary or of all or substantially all of its assets;

▪	a Guarantor Subsidiary being designated as an “unrestricted subsidiary” in accordance with the indenture governing the 2023 Junior Priority Notes;

▪
the release or discharge of a Guarantor Subsidiary from its guarantee under the Term Loan Facility, the ABL Facility or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the 2023 Junior Priority Notes; and

▪	the requirements for legal defeasance or covenant defeasance or discharge of the indenture governing the 2023 Junior Priority Notes having been satisfied.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$8.7	$—	$59.4	$(2.2)	$65.9
Accounts receivable, net	—	0.1	180.7	221.9	—	402.7
Inventories	—	—	368.8	332.4	—	701.2
Prepaid expenses and other current assets	—	5.0	6.0	31.8	—	42.8
Intercompany receivables	—	348.1	155.6	1.0	(504.7)	—
Total Current Assets	—	361.9	711.1	646.5	(506.9)	1,212.6
Property, plant and equipment, net	—	0.1	876.1	545.3	—	1,421.5
Intangible assets, net	—	—	17.7	15.9	—	33.6
Deferred income taxes	—	—	—	69.5	—	69.5
Other long-term assets	—	9.0	4.8	39.2	—	53.0
Investments in subsidiaries	61.9	1,511.4	4.0	—	(1,577.3)	—
Total Assets	$61.9	$1,882.4	$1,613.7	$1,316.4	$(2,084.2)	$2,790.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$6.1	$184.0	$143.4	$(2.2)	$331.3
Accrued liabilities	0.2	18.4	62.2	72.8	—	153.6
Current portion of long-term debt	—	—	1.0	8.1	—	9.1
Intercompany payables	29.3	147.6	299.9	27.9	(504.7)	—
Total Current Liabilities	29.5	172.1	547.1	252.2	(506.9)	494.0
Long-term debt	—	1,645.0	0.8	291.6	—	1,937.4
Deferred revenue	—	—	71.0	—	—	71.0
Deferred income taxes	—	—	—	6.4	—	6.4
Accrued pension benefits	—	—	43.9	122.1	—	166.0
Accrued postretirement benefits	—	—	33.6	—	—	33.6
Other long-term liabilities	—	3.4	13.5	32.5	—	49.4
Total Long-Term Liabilities	—	1,648.4	162.8	452.6	—	2,263.8
Total equity	32.4	61.9	903.8	611.6	(1,577.3)	32.4
Total Liabilities and Equity	$61.9	$1,882.4	$1,613.7	$1,316.4	$(2,084.2)	$2,790.2

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$524.8	$412.6	$(6.8)	$930.6
Cost of sales	—	—	476.3	359.7	(6.8)	829.2
Gross profit	—	—	48.5	52.9	—	101.4
Selling, general and administrative expenses	—	9.6	17.6	22.7	—	49.9
Restructuring charges	—	—	0.4	0.5	—	0.9
Losses on derivative financial instruments	—	—	6.9	14.4	—	21.3
Other operating expense, net	—	—	0.3	—	—	0.3
Operating (loss) income	—	(9.6)	23.3	15.3	—	29.0
Interest expense, net	3.7	—	24.7	6.3	—	34.7
Debt extinguishment costs	—	48.9	—	—	—	48.9
Other expense (income), net	10.9	(17.5)	2.6	(7.6)	—	(11.6)
Equity in net loss (earnings) of affiliates	32.3	(8.7)	(0.6)	—	(23.0)	—
(Loss) income before income taxes	(46.9)	(32.3)	(3.4)	16.6	23.0	(43.0)
(Benefit from) provision for income taxes	—	—	(0.9)	4.8		3.9
Net (loss) income	$(46.9)	$(32.3)	$(2.5)	$11.8	$23.0	$(46.9)

Comprehensive loss	$(77.5)	$(62.9)	$(3.8)	$(17.6)	$84.3	$(77.5)

	For the three months ended June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$416.8	$365.0	$(5.6)	$776.2
Cost of sales	—	—	388.8	306.8	(5.6)	690.0
Gross profit	—	—	28.0	58.2	—	86.2
Selling, general and administrative expenses	—	0.1	29.1	21.5	—	50.7
Restructuring charges	—	—	0.7	0.1	—	0.8
Gains on derivative financial instruments	—	—	(3.1)	(9.4)	—	(12.5)
Other operating expense, net	—	—	1.0	—	—	1.0
Operating (loss) income	—	(0.1)	0.3	46.0	—	46.2
Interest expense, net	—	—	24.5	6.8	—	31.3
Other (income) expense, net	—	(0.3)	(1.3)	6.2	—	4.6
Equity in net loss (earnings) of affiliates	2.5	2.7	(0.2)	—	(5.0)	—
(Loss) income before income taxes	(2.5)	(2.5)	(22.7)	33.0	5.0	10.3
Provision for income taxes	—	—	—	12.8	—	12.8
Net (loss) income	$(2.5)	$(2.5)	$(22.7)	$20.2	$5.0	$(2.5)

Comprehensive income	$37.4	$37.4	$(21.6)	$59.0	$(74.8)	$37.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$939.4	$809.3	$(15.8)	$1,732.9
Cost of sales	—	—	866.7	718.1	(15.8)	1,569.0
Gross profit	—	—	72.7	91.2	—	163.9
Selling, general and administrative expenses	—	18.7	34.9	46.9	—	100.5
Restructuring charges	—	—	1.1	0.8	—	1.9
(Gains) losses on derivative financial instruments	—	—	(16.0)	3.3	—	(12.7)
Other operating expense, net	—	—	1.0	—	—	1.0
Operating (loss) income	—	(18.7)	51.7	40.2	—	73.2
Interest expense, net	3.7	1.7	49.3	13.8	—	68.5
Debt extinguishment costs	—	48.9	—	—	—	48.9
Other expense (income), net	11.0	(21.3)	5.4	(6.3)	—	(11.2)
Equity in net loss (earnings) of affiliates	27.6	(20.5)	(1.3)	—	(5.8)	—
(Loss) income before income taxes	(42.3)	(27.5)	(1.7)	32.7	5.8	(33.0)
Provision for (benefit from) income taxes	—	0.1	(0.8)	10.0	—	9.3
Net (loss) income	$(42.3)	$(27.6)	$(0.9)	$22.7	$5.8	$(42.3)

Comprehensive (loss) income	$(52.4)	$(37.7)	$(0.8)	$12.5	$26.0	$(52.4)

	For the six months ended June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$766.2	$697.1	$(12.9)	$1,450.4
Cost of sales	—	—	713.8	577.7	(12.9)	1,278.6
Gross profit	—	—	52.4	119.4	—	171.8
Selling, general and administrative expenses	—	0.2	61.4	41.9	—	103.5
Restructuring charges	—	—	1.0	0.2	—	1.2
Losses (gains) on derivative financial instruments	—	—	16.8	(1.1)	—	15.7
Other operating expense, net	—	—	1.9	0.1	—	2.0
Operating (loss) income	—	(0.2)	(28.7)	78.3	—	49.4
Interest expense, net	—	—	45.2	13.2	—	58.4
Other expense (income), net	—	(0.7)	(2.8)	8.6	—	5.1
Equity in net loss of affiliates	37.6	38.0	0.4	—	(76.0)	—
(Loss) income before income taxes	(37.6)	(37.5)	(71.5)	56.5	76.0	(14.1)
Provision for (benefit from) income taxes	—	0.1	(0.2)	23.6	—	23.5
Net (loss) income	(37.6)	(37.6)	(71.3)	32.9	76.0	(37.6)

Comprehensive (loss) income	$11.9	$11.9	$(69.7)	$80.8	$(23)	$11.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$—	$(92.1)	$18.5	$8.4	$(41.7)	$(106.9)
Investing activities
Payments for property, plant and equipment	—	—	(29.3)	(22.2)	—	(51.5)
Disbursements of intercompany loans	—	—	—	(25.4)	25.4	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(23.2)	(0.5)	—	23.7	—
Return of investment in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(0.5)	0.5	—	—
Net cash used by investing activities	—	(23.2)	(30.2)	(7.6)	9.5	(51.5)
Financing activities
Proceeds from the revolving credit facilities	—	125.0	—	95.3		220.3
Payments on the revolving credit facilities	—	(205.0)	—	(67.7)		(272.7)
Proceeds from senior secured debt, net of discounts	—	1,483.0	—	—		1,483.0
Payments on senior notes, including premiums	—	(1,286.7)	—	—		(1,286.7)
Payments on other long-term debt	—	(0.1)	—	(5.7)		(5.8)
Debt issuance costs	—	(18.4)	—	—		(18.4)
Proceeds from intercompany loans	—	25.4	—	—	(25.4)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.7	10.0	(23.7)	—
Dividends paid	—	—	(2.0)	(39.8)	41.8	—
Net cash provided (used) by financing activities	—	83.7	11.7	(7.9)	32.2	119.7
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	(0.7)	—	(0.7)
Net decrease in cash, cash equivalents and restricted cash	—	(31.6)	—	(7.8)	—	(39.4)
Cash, cash equivalents and restricted cash at beginning of period	—	40.3	—	69.9	(2.2)	108.0
Cash, cash equivalents and restricted cash at end of period	$—	$8.7	$—	$62.1	$(2.2)	$68.6

Cash and cash equivalents	$—	$8.7	$—	$59.4	$(2.2)	$65.9
Restricted cash (included in “Other current assets”)	—	—	—	2.7	—	2.7
Cash, cash equivalents and restricted cash	$—	$8.7	$—	$62.1	$(2.2)	$68.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.2	$204.9	$(307.5)	$26.9	$(0.6)	$(75.1)
Investing activities
Payments for property, plant and equipment	—	—	(100.2)	(17.8)	—	(118.0)
Equity contributions in subsidiaries	—	(426.6)	(1.0)	—	427.6	—
Return of investments in subsidiaries	—	8.3	5.8	—	(14.1)	—
Other	—	—	(1.1)	—	—	(1.1)
Net cash used by investing activities	—	(418.3)	(96.5)	(17.8)	413.5	(119.1)
Financing activities
Proceeds from revolving credit facilities	—	140.0	—	160.9	—	300.9
Payments on revolving credit facilities	—	(185.0)	—	(181.5)	—	(366.5)
Proceeds from senior secured notes, net of discount	—	263.8	—	—	—	263.8
Payments on other long-term debt	—	—	(0.2)	(3.9)	—	(4.1)
Debt issuance costs		(1.8)	—	—	—	(1.8)
Proceeds from intercompany equity contributions	—	—	403.6	24.0	(427.6)	—
Dividends paid	—	—	—	(14.6)	14.6	—
Other	(1.2)	—	0.6	(0.6)	—	(1.2)
Net cash (used) provided by financing activities	(1.2)	217.0	404.0	(15.7)	(413.0)	191.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	2.2	—	2.2
Net increase (decrease) in cash, cash equivalents and restricted cash	—	3.6	—	(4.4)	(0.1)	(0.9)
Cash, cash equivalents and restricted cash at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash, cash equivalents and restricted cash at end of period	$—	$9.1	$—	$48.9	$(3.3)	$54.7

Cash and cash equivalents	$—	$9.1	$—	$46.5	$(3.3)	52.3
Restricted cash (included in “Other current assets”)	—	—	—	2.4	—	2.4
Cash, cash equivalents and restricted cash	$—	$9.1	$—	$48.9	$(3.3)	$54.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of June 30, 2018 and December 31, 2017, our consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and our consolidated cash flows for the six months ended June 30, 2018 and 2017.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2018 and 2017 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2018 and 2017, as well as a brief discussion of our current sources of capital;

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
Potential Acquisition of Aleris Corporation
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0 million, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is expected to close nine to fifteen months from the date of the definitive agreement, subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated on the expected timing or at all. See the Company’s Current Report on Form 8-K filed on July 27, 2018 for a more detailed discussion of the definitive agreement and the transactions contemplated thereby, including the Merger.

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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 70% of our costs of sales for the six months ended June 30, 2018. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2018 and 2017 were $2,259 and $1,911, respectively, which represents an increase of approximately 18%. Average LME aluminum prices per ton for the six months ended June 30, 2018 and 2017 were $2,209 and $1,880, respectively, which represents an increase of approximately 18%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. As of June 30, 2018 and December 31, 2017, no cash collateral was posted.
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
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center at this facility. We have completed the construction, installation and are substantially through commissioning of the facility’s second CALP. We have also invested in upgrades to other key non-ABS equipment at the facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. The Lewisport facility has been shipping autobody sheet and wide non-autobody sheet to customers using the re-engineered hot mill, the new wide cold mill and the first of the two CALPs since the fourth quarter of 2017. The investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.
In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs have historically been excluded from segment Adjusted EBITDA and segment income. The North America ABS Project will exit the start-up phase for the first CALP during the third quarter of 2018, and beginning in the third quarter of 2018, these start-up costs will be included in segment Adjusted EBITDA and segment income.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	140.3	131.4	259.8	245.9

Revenues	$524.8	$417.4	$939.4	$769.0
Hedged cost of metal	(310.1)	(258.3)	(555.1)	(465.7)
(Favorable) unfavorable metal price lag	(16.9)	5.3	(24.3)	4.4
Commercial margin	$197.8	$164.4	$360.0	$307.7
Commercial margin per metric ton shipped	$1,410.1	$1,251.1	$1,386.0	$1,251.1

Segment income	$71.6	$31.1	$113.1	$55.3
(Favorable) unfavorable metal price lag	(16.9)	5.3	(24.3)	4.4
Segment Adjusted EBITDA (1)	$54.7	$36.4	$88.8	$59.7
Segment Adjusted EBITDA per metric ton shipped	$390.2	$277.2	$341.8	$242.7

Start-up costs	$19.8	$13.9	$34.3	$26.9

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	87.3	82.6	172.7	162.2

Revenues	$370.8	$335.8	$735.9	$644.8
Hedged cost of metal	(212.1)	(189.6)	(425.5)	(357.7)
(Favorable) unfavorable metal price lag	(8.6)	0.1	(10.0)	(0.6)
Commercial margin	$150.1	$146.3	$300.4	$286.5
Commercial margin per metric ton shipped	$1,720.0	$1,772.4	$1,739.9	$1,766.2

Segment income	$42.3	$35.3	$70.6	$73.3
(Favorable) unfavorable metal price lag	(8.6)	0.1	(10.0)	(0.6)
Segment Adjusted EBITDA (1)	$33.7	$35.4	$60.6	$72.7
Segment Adjusted EBITDA per metric ton shipped	$385.6	$428.7	$350.7	$447.9

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Asia Pacific
Our Asia Pacific segment consists of the Zhenjiang rolling mill that produces technically demanding and value-added plate products for the aerospace, semi conductor equipment, general engineering, distribution and other end-uses worldwide. Substantially all of our Asia Pacific segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products principally for aerospace and also for a number of other technically demanding end-uses.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	8.5	6.9	14.9	12.4

Revenues	$42.4	$30.9	$74.0	$55.1
Hedged cost of metal	(22.2)	(15.4)	(40.7)	(28.6)
Favorable metal price lag	(0.4)	(0.7)	(0.6)	(1.2)
Commercial margin	$19.8	$14.8	$32.7	$25.3
Commercial margin per metric ton shipped	$2,332.4	$2,152.2	$2,187.9	$2,043.4

Segment income	$6.7	$4.3	$9.1	$5.7
Favorable metal price lag	(0.4)	(0.7)	(0.6)	(1.2)
Segment Adjusted EBITDA (1)	$6.4	$3.6	$8.5	$4.5
Segment Adjusted EBITDA per metric ton shipped	$748.1	$525.2	$569.4	$367.6

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
We estimate that segment income and Adjusted EBITDA for the third quarter of 2018 will be substantially higher than the third quarter of 2017. Factors influencing anticipated performance include:

▪	commercial shipments from new North America automotive assets are expected to show significant ramp up based on committed volumes; start-up costs are expected to decline;

▪	global aerospace volumes are expected to benefit from higher aircraft production rates, the anticipated end of customer destocking and recent global, multi-year customer contracts;

▪	European automotive volume is expected to continue to benefit from new model launches;

▪	favorable year-over-year scrap spreads are expected in North America; and

▪	continued inflationary cost pressure is expected, particularly in freight.
Capital expenditures during the third quarter of 2018 are expected to be lower than the third quarter of 2017. We expect 2018 capital spending of approximately $125.0 million to $140.0 million excluding capitalized interest, including $51.5 million spent in the first half of 2018.
Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues for the three months ended June 30, 2018 increased $154.4 million when compared to the prior year period. A 7% increase in volumes, partially offset by a weaker mix of products sold, increased revenues approximately $52.0 million. In North America, building and construction volumes increased 4% as a result of favorable demand and improved operating performance and distribution volumes increased 16% as prior year sales were impacted by a strategic build of inventory in advance of an extended planned outage at our Lewisport facility. In Europe, improved automotive demand, resulting from recent multi-year supply agreements and customer model launches, increased volumes 23%, while continued supply chain destocking reduced aerospace volumes by 3%. This increase was partially offset by an unfavorable mix of aerospace products sold. In Asia Pacific, aerospace volumes increased 66%, reaching a record level in the quarter. The higher average price of aluminum included in our invoiced prices increased revenues approximately $82.0 million and a weaker average U.S. dollar favorably impacted the translation of our Europe and Asia Pacific-based revenues, increasing revenues approximately $21.0 million. In addition, improved rolling margins increased revenues approximately $1.0 million.

The following table presents the estimated impact of key factors that resulted in the 20% increase in our consolidated second quarter revenues from 2017 to 2018:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$68.0	16%	$13.0	4%	$1.0	3%	$82.0	11%
Commercial price	3.0	1	(2.0)	(1)	—	—	1.0	—
Volume / mix	35.0	8	6.0	2	11.0	36	52.0	7
Currency	—	—	21.0	6	—	—	21.0	3
Other	1.4	—	(3.0)	(1)	(0.5)	(2)	(2.1)	—
Total	$107.4	26%	$35.0	10%	$11.5	37%	$153.9	20%
Intra-entity revenues							0.5	—
Total							$154.4	20%
Gross profit for the three months ended June 30, 2018 was $101.4 million compared to $86.2 million for the three months ended June 30, 2017. Metal price lag had an estimated $19.3 million favorable impact on gross profit for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive (Loss) Income. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2018 and 2017:

		For the three months ended
		June 30, 2018	June 30, 2017	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	Favorable metal price lag	$26.9	$7.6	$19.3
Losses (gains) on derivative financial instruments	Realized losses on metal derivatives	(1.0)	(12.3)	11.3
	Favorable metal price lag net of realized derivative losses	$25.9	$(4.7)	$30.6
Gross profit was also affected by improved rolling margins and favorable metal spreads that increased gross profit approximately $13.0 million and improved volumes that increased gross profit approximately $5.0 million. These increases were partially offset by a $10.0 million increase in start-up costs, primarily attributable to the North America ABS Project, and a $7.9 million increase in depreciation expense, as assets related to the North America ABS Project were placed in service.
Selling, general and administrative (“SG&A”) expenses were $49.9 million for the three months ended June 30, 2018 compared to $50.7 million for the three months ended June 30, 2017. The $0.8 million decrease resulted from a $2.6 million decrease in SG&A start-up costs associated with the North America ABS Project partially offset by a $1.5 million increase in professional fees.
During the three months ended June 30, 2018 and 2017, we recorded realized losses on derivative financial instruments of $1.1 million and $12.6 million, respectively, and unrealized losses (gains) of $20.2 million and $(25.1) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $3.4 million resulting from additional borrowings on the ABL Facility (defined below) and a decrease in capitalized interest.
We recorded debt extinguishment costs of $48.9 million during the three months ended June 30, 2018 related to the debt refinancing transactions described further below. These costs consisted primarily of the redemption costs for the Existing Senior Notes (defined below) and expensing the net unamortized discounts and debt issuance costs of the Existing Senior Notes.
We recorded other income, net of $11.6 million during the three months ended June 30, 2018 that primarily related to the settlement received in connection with Real Industry, Inc.’s bankruptcy reorganization. In connection with the 2015 sale of our former recycling and specification alloys business, we received shares of Real Industry Inc.’s Series B non-participating preferred stock, which were held in escrow to secure certain indemnification obligations under the sale agreement. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time, we recorded an impairment charge reducing the carrying value of the receivables related to the preferred shares held in escrow to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of the reorganized company’s common stock with an estimated fair value of $11.1 million (which shares were distributed to our stockholders through a dividend of such common stock). The receipt of these shares of common stock, as well as additional net cash considerations, resulted in a gain of $12.2 million.
Our effective tax rates were (9.1)% and 123.9% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rates for the three months ended June 30, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2018 and 2017:

	For the three months ended
	June 30, 2018	June 30, 2017	Change	% Change
	(dollars in millions)
Revenues	$930.6	$776.2	$154.4	20%
Cost of sales	829.2	690.0	139.2	20
Gross profit	101.4	86.2	15.2	18
Gross profit as a percentage of revenues	10.9%	11.1%	(0.2)%	(2)
Selling, general and administrative expenses	49.9	50.7	(0.8)	(2)
Restructuring charges	0.9	0.8	0.1	13
Losses (gains) on derivative financial instruments	21.3	(12.5)	33.8	(270)
Other operating expense, net	0.3	1.0	(0.7)	(70)
Operating income	29.0	46.2	(17.2)	(37)
Interest expense, net	34.7	31.3	3.4	11
Debt extinguishment costs	48.9	—	48.9	*
Other (income) expense, net	(11.6)	4.6	(16.2)	(352)
(Loss) income before income taxes	(43.0)	10.3	(53.3)	(517)
Provision for income taxes	3.9	12.8	(8.9)	(70)
Net loss	$(46.9)	$(2.5)	$(44.4)	1,776%

Total segment income	$120.6	$70.7	$49.9	71%
Depreciation and amortization	(34.1)	(25.8)	(8.3)	32
Other corporate general and administrative expenses	(11.5)	(10.9)	(0.6)	6
Restructuring charges	(0.9)	(0.8)	(0.1)	13
Interest expense, net	(34.7)	(31.3)	(3.4)	11
Unallocated (losses) gains on derivative financial instruments	(20.2)	25.1	(45.3)	(180)
Unallocated currency exchange losses	(2.5)	(1.4)	(1.1)	79
Start-up costs	(22.9)	(15.4)	(7.5)	49
Loss on extinguishment of debt	(48.9)	—	(48.9)	*
Other income, net	12.1	0.1	12.0	*
(Loss) income before income taxes	$(43.0)	$10.3	$(53.3)	(517)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	June 30, 2018	June 30, 2017	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$524.8	$417.4	$107.4	26%
Europe	370.8	335.8	35.0	10
Asia Pacific	42.4	30.9	11.5	37
Intra-entity revenues	(7.4)	(7.9)	0.5	(6)
Consolidated revenues	$930.6	$776.2	$154.4	20%

Metric tons of finished product shipped:
North America	140.3	131.4	8.9	7%
Europe	87.3	82.6	4.7	6
Asia Pacific	8.5	6.9	1.6	23
Intra-entity shipments	(1.0)	(1.4)	0.4	(29)
Total metric tons of finished product shipped	235.1	219.5	15.6	7%

North America Revenues
North America revenues for the three months ended June 30, 2018 increased $107.4 million compared to the three months ended June 30, 2017. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $68.0 million;

▪
a 7% increase in volumes increased revenues approximately $35.0 million. Building and construction volumes increased 4% as a result of favorable demand and improved operating performance. Distribution volumes increased 16% as prior year sales were affected by a strategic build of inventory in advance of an extended planned outage at our Lewisport facility. In addition, automotive volumes were up 66%, primarily due to commercial shipments from the first CALP in Lewisport. However, because the North America ABS Project was in its start-up phase during the current period, revenues from automotive shipments offset start-up costs, and had no impact on segment income; and

▪	improved rolling margins increased revenues approximately $3.0 million.
Europe Revenues
Europe revenues for the three months ended June 30, 2018 increased $35.0 million compared to the three months ended June 30, 2017. This increase was primarily due to the following:

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues approximately $21.0 million;

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $13.0 million; and

▪
a 6% increase in volumes, as recent multi-year supply agreements as well as model launches resulted in a 23% increase in automotive volumes. This increase was partially offset by a 3% decline in aerospace shipments as well as a weaker mix of aerospace products sold. Volume and mix changes increased revenues approximately $6.0 million.

These increases were partially offset by lower rolling margins that decreased revenues approximately $2.0 million. The lower rolling margins resulted from pricing pressure in the aerospace spot market and the contractual pricing in our multi-year automotive and aerospace supply agreements.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended June 30, 2018 increased $11.5 million compared to the three months ended June 30, 2017. This increase was primarily due to the following:

▪	an increase in volumes, including a 66% increase in aerospace shipments, that increased revenues approximately $11.0 million; and

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $1.0 million.
Segment Income and Gross Profit
For the three months ended June 30, 2018 and 2017, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2018	June 30, 2017	Change	% Change
Segment income:	(dollars in millions)
North America	$71.6	$31.1	$40.5	130%
Europe	42.3	35.3	7.0	20
Asia Pacific	6.7	4.3	2.4	56
Total segment income	120.6	70.7	49.9	71
Items excluded from segment income and included in gross profit:
Depreciation	(31.3)	(23.4)	(7.9)	34
Start-up costs	(16.1)	(6.1)	(10.0)	164
Other	—	0.8	(0.8)	*
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	28.9	28.1	0.8	3
Realized losses on derivative financial instruments	1.0	12.7	(11.7)	(92)
Other	(1.7)	3.4	(5.1)	(150)
Gross profit	$101.4	$86.2	$15.2	18%

* Result is not meaningful.
North America Segment Income
North America segment income for the three months ended June 30, 2018 increased $40.5 million compared to the three months ended June 30, 2017. The increase was primarily due to the following:

▪
a favorable change in metal price lag compared to the prior year period increased segment income approximately $22.2 million. Second quarter 2018 metal price lag was impacted by a substantially higher Midwest Premium, which increased approximately 115% from the prior year;

▪
improved rolling margins and favorable scrap spreads, which resulted from rising aluminum prices, improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $19.0 million; and

▪	higher volumes increased segment income approximately $4.0 million.
Segment income was negatively impacted by significantly higher freight costs as well as wage inflation. Inflation, net of productivity gains from improved operational performance, decreased segment income approximately $3.0 million.
Europe Segment Income
Europe segment income for the three months ended June 30, 2018 increased $7.0 million compared to the three months ended June 30, 2017. The increase was primarily due to the following:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $8.7 million;

▪	productivity gains from improved operational stability and cost optimization more than offset inflation, resulting in increased segment income of approximately $4.0 million; and

▪	the net impact of foreign currency exchange increased segment income approximately $1.0 million.
These increases were partially offset by the following:

▪
lower rolling margins and increased slab and hardener costs reduced segment income approximately $6.0 million. Rolling margins were affected by pricing pressure in the aerospace spot market as well as the contractual prices in our multi-year automotive and aerospace supply agreements. Modest slab cost increases resulted from having sourced slab from alternative suppliers because of the sanctions levied against United Company Rusal Plc (the “Rusal Sanctions”); and

▪	the favorable impact of improved automotive volumes was more than offset by lower aerospace volumes and a weaker mix of aerospace products sold, decreasing segment income approximately $1.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended June 30, 2018 increased $2.4 million compared to the three months ended June 30, 2017. This increase was primarily due to higher aerospace volumes.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues for the six months ended June 30, 2018 increased $282.5 million when compared to the prior year period. A 6% increase in volumes, partially offset by a weaker mix of products sold, increased revenues approximately $75.0 million. In North America, building and construction volumes increased 5% as a result of favorable demand and improved operating performance and distribution volumes increased 12% as prior year sales were impacted by a strategic build of inventory in advance of an extended planned outage at our Lewisport facility. In Europe, improved automotive demand, resulting from recent multi-year supply agreements and customer model launches, increased volumes 25%, while continued aerospace supply chain destocking decreased aerospace volumes 6%. The volume increase in Europe was also partially offset by a weaker mix of aerospace products sold. In Asia Pacific, increased shipments and an improved mix of products sold resulted from a 45% increase in aerospace volumes. In addition, the higher average aluminum prices included in our invoiced prices increased revenues approximately $153.0 million and a weaker average U.S. dollar favorably impacted the translation of our Europe and Asia-Pacific-based revenues, increasing revenues approximately $55.0 million.
The following table presents the estimated impact of key factors that resulted in the 19% increase in our consolidated revenues from the first six months of 2017 to the first six months of 2018:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$114.0	15%	$35.0	5%	$4.0	7%	$153.0	11%
Commercial price	6.0	1	(6.0)	(1)	—	—	—	—
Volume / mix	51.0	7	8.0	1	16.0	29	75.0	5
Currency	—	—	55.0	9	—	—	55.0	4
Other	(0.6)	—	(0.9)	—	(1.1)	(2)	(2.6)	—
Total	$170.4	22%	$91.1	14%	$18.9	34%	$280.4	19%
Intra-entity revenues							2.1	—
Total							$282.5	19%
Gross profit for the six months ended June 30, 2018 was $163.9 million compared to $171.8 million for the six months ended June 30, 2017. Gross profit was unfavorably impacted by a $16.5 million increase in depreciation expense, as assets related to the North America ABS Project were placed into service, a $16.3 million increase in start-up costs, primarily attributable to the North America ABS Project, and a $2.0 million unfavorable impact from changes in foreign currency rates. These unfavorable impacts were partially offset by improved rolling margins and favorable metal spreads that increased gross profit approximately $22.0 million and improved volumes that increased gross profit approximately $3.0 million.
In addition, metal price lag had an estimated $7.7 million favorable impact on gross profit for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The favorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive (Loss) Income. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2018 and 2017:

		For the six months ended
		June 30, 2018	June 30, 2017	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	Favorable metal price lag	$36.9	$29.2	$7.7
Losses (gains) on derivative financial instruments	Realized losses on metal derivatives	(2.0)	(31.8)	29.8
	Favorable metal price lag net of realized derivative losses	$34.9	$(2.6)	$37.5
Selling, general and administrative expenses were $100.5 million for the six months ended June 30, 2018 as compared to $103.5 million for the six months ended June 30, 2017. The $3.0 million decrease included a $7.3 million decrease in start-up costs, partially offset by:

•	an increase in wages of approximately $2.0 million, primarily due to inflation;

•	a $1.2 million increase in professional fees and travel expenses; and

•	a $0.9 million increase in depreciation and amortization expense resulting from certain assets becoming fully depreciated.
During the six months ended June 30, 2018 and 2017, we recorded realized losses on derivative financial instruments of $0.9 million and $32.9 million, respectively, and unrealized gains of $13.5 million and $17.2 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $10.1 million resulting from the issuance of $250.0 million of 9½% Senior Secured Notes (as defined below) in the first quarter of 2017, additional borrowings on the ABL Facility and a decrease in capitalized interest.
We recorded debt extinguishment costs of $48.9 million during the second quarter of 2018 related to the debt refinancing transactions described further below. These costs consisted primarily of the redemption costs for the Existing Senior Notes and expensing the net unamortized discounts and debt issuance costs of the Existing Senior Notes.
We recorded other income, net of $11.2 million during the second quarter of 2018 that primarily related to the settlement received in connection with Real Industry, Inc.’s bankruptcy reorganization, as described further above.
Our effective tax rates were (28.3)% and (165.6)% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2018 and 2017:

	For the six months ended
	June 30, 2018	June 30, 2017	Change	% Change
	(dollars in millions)
Revenues	$1,732.9	$1,450.4	$282.5	19%
Cost of sales	1,569.0	1,278.6	290.4	23
Gross profit	163.9	171.8	(7.9)	(5)
Gross profit as a percentage of revenues	9.5%	11.8%	(2.3)%	(19)
Selling, general and administrative expenses	100.5	103.5	(3.0)	(3)
Restructuring charges	1.9	1.2	0.7	58
Losses on derivative financial instruments	(12.7)	15.7	(28.4)	(181)
Other operating expense, net	1.0	2.0	(1.0)	(50)
Operating income	73.2	49.4	23.8	48
Interest expense, net	68.5	58.4	10.1	17
Debt extinguishment costs	48.9	—	48.9	*
Other (income) expense, net	(11.2)	5.1	(16.3)	(320)
Loss before income taxes	(33.0)	(14.1)	(18.9)	134
Provision for income taxes	9.3	23.5	(14.2)	(60)
Net loss	$(42.3)	$(37.6)	$(4.7)	13%

Total segment income	$192.8	$134.3	$58.5	44%
Depreciation and amortization	(68.8)	(51.5)	(17.3)	34
Other corporate general and administrative expenses	(22.7)	(23.3)	0.6	(3)
Restructuring charges	(1.9)	(1.2)	(0.7)	58
Interest expense, net	(68.5)	(58.4)	(10.1)	17
Unallocated gains on derivative financial instruments	13.4	17.4	(4.0)	(23)
Unallocated currency exchange losses	(1.3)	(1.5)	0.2	(13)
Start-up costs	(38.9)	(29.9)	(9.0)	30
Loss on extinguishment of debt	(48.9)	—	(48.9)	*
Other income, net	11.8	—	11.8	*
Loss before income taxes	$(33.0)	$(14.1)	$(18.9)	134%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the six months ended
	June 30, 2018	June 30, 2017	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$939.4	$769.0	$170.4	22%
Europe	735.9	644.8	91.1	14
Asia Pacific	74.0	55.1	18.9	34
Intra-entity revenues	(16.4)	(18.5)	2.1	(11)
Consolidated revenues	$1,732.9	$1,450.4	$282.5	19%

Metric tons of finished product shipped:
North America	259.8	245.9	13.9	6%
Europe	172.7	162.2	10.5	6
Asia Pacific	14.9	12.4	2.5	20
Intra-entity shipments	(3.0)	(2.7)	(0.3)	11
Total metric tons of finished product shipped	444.4	417.8	26.6	6%

North America Revenues
North America revenues for the six months ended June 30, 2018 increased $170.4 million compared to the six months ended June 30, 2017. This increase was primarily due to the following:

•	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $114.0 million;

•
a 6% increase in volumes increased revenues approximately $51.0 million. Building and construction volumes increased 5% as a result of favorable demand and improved operating performance. Distribution volumes increased 12% as prior year sales were affected by a strategic build of inventory in advance of an extended planned outage at our Lewisport facility. In addition, automotive volumes were up 57%, primarily due to commercial shipments from the first CALP in Lewisport. However, because the North America ABS Project was in its start-up phase during the current period, revenues from automotive shipments offset start-up costs, and had no impact on segment income; and

•	improved rolling margins increased revenues approximately $6.0 million.
Europe Revenues
Europe revenues for the six months ended June 30, 2018 increased $91.1 million compared to the six months ended June 30, 2017. This increase was primarily due to the following:

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues approximately $55.0 million;

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $35.0 million; and

▪
a 6% increase in volumes, as recent multi-year supply agreements as well as model launches resulted in a 25% increase in automotive volumes. This increase was partially offset by both the continued supply chain destocking that decreased aerospace volumes 6% and a weaker mix of aerospace products sold. Volume and mix changes increased revenues approximately $8.0 million.

These increases were partially offset by lower rolling margins that decreased revenues approximately $6.0 million. The lower rolling margins resulted from pricing pressure in the aerospace spot market and the contractual pricing in our multi-year automotive and aerospace supply agreements.
Asia Pacific Revenues
Asia Pacific revenues for the six months ended June 30, 2018 increased $18.9 million compared to the six months ended June 30, 2017. This increase was primarily due to the following:

▪	a 20% increase in volumes, including a 45% increase in aerospace shipments, increased revenues approximately $16.0 million; and

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately$4.0 million.

Segment Income and Gross Profit
For the six months ended June 30, 2018 and 2017, segment income and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2018	June 30, 2017	Change	% Change
Segment income:	(dollars in millions)
North America	$113.1	$55.3	$57.8	105%
Europe	70.6	73.3	(2.7)	(4)
Asia Pacific	9.1	5.7	3.4	60
Total segment income	192.8	134.3	58.5	44
Items excluded from segment income and included in gross profit:
Depreciation	(63.1)	(46.7)	(16.4)	35
Start-up costs	(26.8)	(10.7)	(16.1)	150
Other	—	0.9	(0.9)	(100)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	60.0	56.1	3.9	7
Realized losses on derivative financial instruments	0.8	33.1	(32.3)	(98)
Other	0.2	4.8	(4.6)	(96)
Gross profit	$163.9	$171.8	$(7.9)	(5)%

* Result is not meaningful.
North America Segment Income
North America segment income for the six months ended June 30, 2018 increased $57.8 million compared to the six months ended June 30, 2017. This increase was primarily due to the following:

▪
improved rolling margins and favorable scrap spreads, which resulted from rising aluminum prices, improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $31.0 million;

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $28.7 million; and

▪	an increase in volumes increased segment income approximately $7.0 million.
These increases were partially offset by significantly higher freight costs and wage inflation, partially offset by productivity gains from improved operational performance, that decreased segment income approximately $6.0 million.
Europe Segment Income
Europe segment income for the six months ended June 30, 2018 decreased $2.7 million compared to the six months ended June 30, 2017. This decrease was primarily due to the following:

▪
lower rolling margins and increased slab costs, resulting from having sourced purchases from other suppliers as a result of the Rusal Sanctions, and higher hardener costs decreased segment income approximately $9.0 million; and

▪
a weaker mix of aerospace products sold and lower overall aerospace volumes more than offset the impact of improved automotive volumes. In addition, better operating performance drove successful working capital initiatives that continued to reduce finished good inventory levels, resulting in unfavorable cost absorption. Volume, mix and absorption changes decreased segment income approximately $8.0 million.

These decreases were partially offset by the following:

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $9.4 million; and

▪	productivity gains from improved operational stability and cost optimization more than offset inflation, resulting in increased segment income of approximately $6.0 million.

Asia Pacific Segment Income
Asia Pacific segment income for the six months ended June 30, 2018 increased $3.4 million compared to the six months ended June 30, 2017. This increase was primarily due to the following:

▪	higher volumes and an improved mix of aerospace shipments increased segment income approximately $4.0 million; and

▪	improved productivity more than offset inflation, resulting in increased segment income of approximately $1.0 million.
These increases were partially offset by the net impact of a weaker U.S. dollar which negatively impacted aerospace margins and decreased segment income approximately $2.0 million.
Liquidity and Capital Resources
Liquidity at June 30, 2018 was $445.9 million, which consisted of $377.3 million of availability under the ABL Facility, $65.9 million of cash and $2.7 million of cash restricted for payments of the China Loan Facility. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices.
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
On June 25, 2018, Aleris International, Inc. (“Aleris International”) completed debt refinancing transactions, pursuant to which Aleris International (i) raised $1,500.0 million in new debt financing (the “New Financing”), consisting of (A) a new senior secured first lien term loan in an aggregate principal amount of $1,100.0 million (the “Term Loan Facility”) and (B) $400.0 million aggregate principal amount of newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”), (ii) amended the ABL Facility (the “ABL Amendment”), and (iii) used the net proceeds of the New Financing to (A) redeem all of its Existing Senior Notes (as defined below), (B) repay a portion of its outstanding borrowings under the ABL Facility (as defined below) and (C) pay related fees and expenses.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the six months ended June 30, 2018 and 2017.

	For the six months ended
	June 30, 2018	June 30, 2017
Net cash (used) provided by:	(in millions)
Operating activities	$(106.9)	$(75.1)
Investing activities	(51.5)	(119.1)
Financing activities	119.7	191.1
Cash Flows from Operating Activities
Cash flows used by operating activities were $106.9 million for the six months ended June 30, 2018, which resulted from $56.9 million of cash from earnings and a $163.8 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $134.5 million, $104.0 million, $41.7 million and $31.4 million in accounts receivable, inventory, accounts payable and accrued and other liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume and higher aluminum prices. While our average days sales outstanding (“DSO”) for the twelve months ended June 30, 2018 remained consistent with the average DSO for the year ended December 31, 2017, revenues in the month of June 2018 were approximately $125.0 million higher than the month of December 2017, leading to an increase in accounts receivable. While our average days payables outstanding (“DPO”) for the twelve months ended June 30, 2018 remained consistent with the average DPO for the year ended December 31, 2017, the Rusal Sanctions have recently shortened the payment terms on accounts payable in Europe. The increase in inventory was primarily due to the seasonal build of inventory, an increase in aluminum prices and increased inventory in North America related to the ramp-up of automotive production, partially offset by working capital optimization efforts in Europe. Our average days inventory outstanding (“DIO”) for the twelve months ended June 30, 2018 decreased from the average DIO for the year ended December 31, 2017. The increase in accrued and other liabilities was primarily due to deferred revenue associated with $60.0 million of capacity reservation fees received in the first half of 2018, partially offset by interest payments.
Cash flows used by operating activities were $75.1 million for the six months ended June 30, 2017, which resulted from $18.3 million of cash from earnings and a $93.3 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $67.8 million, $58.3 million and $24.3 million in accounts receivable, inventory and accounts payable, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average DSO for the twelve months ended June 30, 2017 remained consistent with the average DSO for the year ended December 31, 2016, revenues in the month of June 2017 were approximately $92.5 million higher than the month of December 2016, leading to an increase in accounts receivable. Our average DPO for the twelve months ended June 30, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in inventory was due in part to an increase in aluminum prices. In addition, inventory quantities increased in the North America segment due to preparation for the production outages at our Lewisport facility in 2017 and quantities to be used for automotive commissioning and qualification. This resulted in an increase to our average DIO for the twelve months ended June 30, 2017 from the average DIO for the year ended December 31, 2016.
Cash Flows from Investing Activities
Cash flows used by investing activities were $51.5 million for the six months ended June 30, 2018, all of which related to capital expenditures.
Cash flows used by investing activities were $119.1 million for the six months ended June 30, 2017, and included $118.0 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at our Lewisport facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $119.7 million for the six months ended June 30, 2018, which resulted from net cash proceeds of $1,483.0 million from the New Financing. These proceeds were partially offset by the redemption of the Existing Senior Notes, which totaled $1,286.7 million including the prepayment premiums, net cash repayments of $52.4 million on outstanding borrowings under the ABL Facility, $18.4 million of debt issuance costs related to the New Financing and $3.7 million of payments on the China Loan Facility.
Cash flows provided by financing activities were $191.1 million for the six months ended June 30, 2017, which resulted from net cash proceeds of $263.8 million from the issuance of additional 9½% Senior Secured Notes. These proceeds were partially offset by net cash repayments of $55.8 million on outstanding borrowings under the ABL Facility, $12.7 million of payments on the China Loan Facility (as defined below) and $1.8 million of debt issuance costs related to the issuance of the 9½% Senior Secured Notes.
Description of Indebtedness
Term Loan Facility
The Term Loan Facility consists of a $1,100.0 million first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under the ABL Facility and the 2023 Junior Priority Notes (as defined below) (the “Subsidiary Guarantors” and, together with Aleris Corp, the “Guarantors”).

The Term Loan Facility also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities in an aggregate principal amount not to exceed the sum of (i) $75.0 million, plus (ii) an amount equal to all voluntary prepayments and loan buybacks of the Term Loan Facility and any other indebtedness that is secured on a pari passu basis with the Term Loan Facility (other than prepayments and buybacks financed with long-term indebtedness (other than revolving indebtedness)), plus (iii) an additional unlimited amount subject to a First Lien Net Leverage Ratio (as defined in the Term Loan Facility) of 3.75 to 1.00.
The Term Loan Facility bears interest on the unpaid principal amount at a rate equal to, at Aleris International’s option, either:

▪
a base rate determined by reference to the highest of (i) the rate which Deutsche Bank AG New York Branch announces as its prime lending rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.00%, in each case plus 3.75%; or

▪
a LIBOR rate determined by reference to the London interbank offered rate for dollars for the relevant interest period, adjusted for statutory reserve requirements, plus 4.75%. The LIBOR rate will be subject to a 0.00% rate floor.

Amounts borrowed under the Term Loan Facility amortize in equal quarterly installments, commencing with the quarter ending September 30, 2018, in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility.
The Term Loan Facility requires certain mandatory prepayments of outstanding loans under the Term Loan Facility, subject to certain exceptions, based on (i) a percentage of net cash proceeds of certain asset sales and casualty and condemnation events in excess of certain thresholds (subject to certain reinvestment rights), (ii) net cash proceeds of any issuance of debt, excluding permitted debt issuances and (iii) a percentage of Excess Cash Flow (as defined in the Term Loan Facility) in excess of certain thresholds during a fiscal year.
Aleris International may voluntarily prepay loans outstanding under the Term Loan Facility, in whole or in part, without premium or penalty (except as described below) in minimum amounts, at any time, subject to customary “breakage” costs with respect to LIBOR rate loans. If Aleris International prepays loans in connection with a repricing transaction prior to the date that is twelve months after the closing of the Term Loan Facility, subject to certain exceptions, such prepayment will be subject to a 1.00% prepayment fee.
The Term Loan Facility is secured by (i) a first-priority lien on substantially all of Aleris International’s and the Guarantors’ assets (excluding the ABL Collateral (as defined below)), including, without limitation, all owned and material U.S. real property, equipment, intellectual property and stock of Aleris International and the Guarantors (other than Aleris Corporation) and other subsidiaries (including 100% of the outstanding non-voting stock (if any) and 65% of the outstanding voting stock of certain “first tier” foreign subsidiaries and certain “first tier” foreign subsidiary holding companies), which assets secure the 2023 Junior Priority Notes on a second priority basis and secure the ABL Facility on a third priority basis (the “Term Loan Collateral”) and (ii) a second-priority lien on all of Aleris International’s and the Guarantors’ (other than Aleris Corporation) inventory, accounts receivable, deposit accounts and related assets (subject to certain exceptions), which assets secure the ABL Facility on a first priority basis and secure the 2023 Junior Priority Notes on a third priority basis (the “ABL Collateral” and, together with the Term Loan Collateral, the “Collateral”), in each case excluding certain assets and subject to permitted liens.
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of June 30, 2018.
2023 Junior Priority Notes
On June 25, 2018, Aleris International completed the issuance of $400.0 million aggregate principal amount of 2023 Junior Priority Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 2023 Junior Priority Notes were issued under an indenture (as amended and supplemented from time to time, the “2023 Junior Priority Notes Indenture”), dated as of June 25, 2018, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 2023 Junior Priority Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior secured basis, by each of the Guarantors, as primary obligor and not merely as surety.
The 2023 Junior Priority Notes bear interest at an annual rate of 10.75%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2019. The 2023 Junior Priority Notes will mature on July 15, 2023.
The 2023 Junior Priority Notes are secured by (i) a second-priority lien on the Term Loan Collateral and (ii) a third-priority lien on the ABL Collateral, in each case excluding certain assets and subject to permitted liens.

Aleris International is not required to make any mandatory redemption or sinking fund payments with respect to the 2023 Junior Priority Notes, but under certain circumstances, it may be required to offer to purchase the 2023 Junior Priority Notes as described below. Aleris International may from time to time acquire 2023 Junior Priority Notes by means other than redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.
From and after July 15, 2020, Aleris International may redeem the 2023 Junior Priority Notes, in whole or in part, at a redemption price of 104.00% of the principal amount, thereof plus accrued and unpaid interest, declining ratably to 100.00% of the principal amount thereof, plus accrued and unpaid interest, on or after July 15, 2022. Prior to July 15, 2020, Aleris International may redeem up to 40.00% of the aggregate principal amount of the 2023 Junior Priority Notes with funds in an amount equal to all or a portion of the net cash proceeds from certain equity offerings at a redemption price of 110.75%, plus accrued and unpaid interest. Aleris International may make such redemption so long as, immediately after the occurrence of any such redemption, at least 60.00% of the aggregate principal amount of the 2023 Junior Priority Notes remains outstanding and such redemption occurs within 180 days of the closing of the applicable equity offering. Additionally, at any time prior to July 15, 2020, Aleris International may redeem the 2023 Junior Priority Notes, in whole or in part, at a redemption price equal to 100.00% of the principal amount thereof, plus the applicable premium as provided in the 2023 Junior Priority Notes Indenture and accrued and unpaid interest.
If Aleris International or any restricted subsidiary consummates one or more asset sales generating net proceeds in excess of $35.0 in the aggregate at any time (x) on or prior to July 15, 2019, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 102.00% of the principal amount thereof and (y) after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
If Aleris International experiences a “change of control” as specified in the 2023 Junior Priority Notes Indenture (x) on or prior to July 15, 2019, Aleris International may, at its option, redeem all, but not less than all, of the 2023 Junior Priority Notes at a redemption price equal to 102.00% of the principal amount thereof and (y) at any time after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all, but not less than all, of the 2023 Junior Priority Notes at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
In addition, if Aleris International experiences a change of control and does not elect to redeem the notes as provided above, Aleris International must offer to purchase all of the 2023 Junior Priority Notes at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest. If Aleris International or its restricted subsidiaries engage in certain asset sales, Aleris International will be required to use 80.00% of the consideration received from such asset sales to permanently reduce certain debt within a specified period of time. Aleris International will be required to use a portion of the remaining proceeds of such asset sales, as well as the proceeds of certain events of loss with respect to the Collateral, as the case may be, to make an offer to purchase a principal amount of the 2023 Junior Priority Notes at a price of 100.00% of the principal amount thereof, plus accrued and unpaid interest, to the extent such proceeds are not invested or used to permanently reduce certain debt within a specified period of time.
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris

International’s or its Subsidiary Guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of June 30, 2018.
ABL Facility
On June 25, 2018, Aleris International entered into the ABL Amendment, which amended the credit agreement governing its existing asset-based revolving credit facility, dated as of June 15, 2015 (as amended, the “ABL Facility”), among Aleris International, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “ABL Administrative Agent”), and J.P. Morgan Europe Limited, as the European agent for the lenders.
The terms of the ABL Amendment increased the size of the ABL Facility by $150.0 million. As amended, the ABL Facility permits multi-currency borrowings up to $750.0 million by Aleris International and its U.S. subsidiaries and up to a combined $375.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $750.0 million in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both the borrowing base and the ABL Facility utilization may fluctuate on a monthly basis. Our borrowing base may also fluctuate due to, in part, seasonal working capital increases and increased aluminum prices. The ABL Facility provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of June 30, 2018, we estimate that the borrowing base would have supported borrowings of up to $666.3 million. We had outstanding borrowings of $263.5 million under the ABL Facility as of June 30, 2018. After giving effect to outstanding borrowings and letters of credit, Aleris International had $377.3 million available for borrowing under the ABL Facility.
Concurrently with the effectiveness of the ABL Amendment, the ABL Facility continues to be secured by a first-priority lien over the ABL Collateral and is also secured by a third-priority lien (ranking junior to the lien therein in favor of the Term Loan Facility and the 2023 Junior Priority Notes) over the Term Loan Collateral, in each case excluding certain assets and subject to permitted liens.
The credit agreement governing the ABL Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on its ability to, among other things, incur additional debt, create liens, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make certain payments or enter into affiliate transactions.
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of June 30, 2018.
In addition to increasing the size of the ABL Facility, the terms of the ABL Amendment, among other things, (i) extended the maturity date of the ABL Facility from June 15, 2020 to the earliest of (x) June 25, 2023, (y) the date that is 60 days prior to the scheduled maturity date of the term loans under the Term Loan Facility (currently February 27, 2023) and (z) the date that is 60 days prior to the scheduled maturity date of the 2023 Junior Priority Notes (currently July 15, 2023), (ii) removed a previous borrowing base reserve on Belgian finished goods inventory, (iii) permitted the incurrence of the Term Loan Facility and the 2023 Notes and (iv) amended certain covenants and other provisions consistent with the corresponding terms of the Term Loan Facility and the 2023 Junior Priority Notes.
Redemption of Senior Notes

As part of the debt refinancing transactions discussed above, Aleris International redeemed in full the aggregate principal amount of its former 7 7/8% senior notes due 2020 (the “2020 Notes”) and 9½% senior secured notes due 2021 (the “2021 Notes” and, together with the 2020 Notes, the “Existing Senior Notes”). The 2020 Notes were redeemed at a redemption price equal to 101.969% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018, and the 2021 Notes were redeemed at a redemption price equal to 104.750% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018.
Exchangeable Notes
Aleris International issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”) in June 2010. The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable at any time for our common stock at a rate equivalent to 60.58 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of dividends), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 885.7 million (or equivalent to approximately $133.7 million as of June 30, 2018) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $61.9 million as of June 30, 2018) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2018. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin as performance metrics and believes these measures provide additional information commonly used by holders of the 2023 Junior Priority Notes and parties to the Term Loan Facility and the ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the credit agreement governing the Term Loan Facility and the indenture governing the 2023 Junior Priority Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing the ABL Facility. Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control.

Our EBITDA calculations represent net income and loss attributable to Aleris Corporation before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income and loss from discontinued operations, net of tax. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs, loss on extinguishment of debt and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the credit agreement governing the Term Loan Facility and the indenture governing the 2023 Junior Priority Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin (collectively, the “Non-GAAP Measures”), as we use them may not be comparable to similarly titled measures used by other companies. We calculate the Non-GAAP Measures by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, the Non-GAAP Measures are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use the Non-GAAP Measures in addition to, and not as an alternative for, net income and loss attributable to Aleris Corporation, operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. The Non-GAAP Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

▪	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

▪	They do not reflect changes in, or cash requirements for, working capital needs;

▪	They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under our outstanding indebtedness;

▪	They do not reflect certain tax payments that may represent a reduction in cash available to us;

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

For the three and six months ended June 30, 2018 and 2017, our reconciliation of Adjusted EBITDA to net income (loss) and net cash used by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Adjusted EBITDA	$84.8	$66.3	$138.5	$118.1
Unrealized (losses) gains on derivative financial instruments	(20.2)	25.1	13.5	17.2
Restructuring charges	(0.9)	(0.8)	(1.9)	(1.2)
Unallocated currency exchange losses on debt	(2.4)	(1.3)	(1.3)	(1.3)
Stock-based compensation expense	(0.3)	(0.4)	(0.7)	(1.1)
Start-up costs	(22.9)	(15.4)	(38.9)	(29.9)
Favorable metal price lag	25.9	(4.7)	34.9	(2.6)
Loss on extinguishment of debt	(48.9)	—	(48.9)	—
Other	10.7	(1.4)	9.1	(3.4)
EBITDA	25.8	67.4	104.3	95.8
Interest expense, net	(34.7)	(31.3)	(68.5)	(58.4)
Provision for income taxes	(3.9)	(12.8)	(9.3)	(23.5)
Depreciation and amortization	(34.1)	(25.8)	(68.8)	(51.5)
Net loss	(46.9)	(2.5)	(42.3)	(37.6)
Depreciation and amortization	34.1	25.8	68.8	51.5
Provision for deferred income taxes	0.2	8.4	1.8	14.4
Stock-based compensation expense	0.3	0.4	0.7	1.1
Unrealized losses (gains) on derivative financial instruments	20.2	(25.1)	(13.5)	(17.2)
Amortization of debt issuance costs	0.6	0.7	1.3	1.4
Loss on extinguishment of debt	48.9	—	48.9	—
Non-cash gain	(11.1)	—	(11.1)	—
Other	2.7	3.8	2.3	4.7
Change in operating assets and liabilities:
Change in accounts receivable	(50.1)	(17.4)	(134.5)	(67.8)
Change in inventories	(43.1)	8.7	(104.0)	(58.3)
Change in other assets	20.0	6.5	1.6	6.0
Change in accounts payable	(3.2)	(19.5)	41.7	24.3
Change in accrued and other liabilities	(44.6)	(26.3)	31.4	2.4
Net cash used by operating activities	$(72.0)	$(36.5)	$(106.9)	$(75.1)
For the three and six months ended June 30, 2018 and 2017, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Revenues	$930.6	$776.2	$1,732.9	$1,450.4
Hedged cost of metal	(537.0)	(455.4)	(1,004.9)	(833.5)
Favorable metal price lag	(25.9)	4.7	(34.9)	2.6
Commercial margin	$367.7	$325.5	$693.1	$619.5

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
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2018.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this report that are not historical in nature are considered to be forward-looking statements. They include statements regarding the Merger and our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Statements regarding future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products and estimated cash flows and sufficiency of cash flows to fund operations, capital expenditures and debt obligations, as well as statements regarding trade cases, tariffs and other future governmental actions, are forward-looking statements. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
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

•
limitations on operating our business and incurring additional indebtedness as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under our outstanding indebtedness; and

•	risks related to the Merger, including the possibility that the Merger may not be consummated.
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
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners, such as zinc and copper, and natural gas and other fuels, as well as changes in currency and interest rates. We use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are also used.

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
As of June 30, 2018, we had 142.2 thousand metric tons and 238.8 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2017, we had 147.9 thousand metric tons and 249.7 thousand metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2018 and December 31, 2017, we had 2.1 trillion and 3.5 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2018 and December 31, 2017 we had 2.5 million and 1.5 million gallons of diesel swap contracts outstanding, respectively.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of June 30, 2018 and December 31, 2017, we had euro forward contracts covering a notional amount of €71.3 million and €100.8 million, respectively.
Interest Rate Risks
As of June 30, 2018, subsequent to the debt refinancing transactions discussed above, approximately 77% of our debt obligations had variable interest rates. We are subject to interest rate risk related to the Term Loan Facility, the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2018, Aleris International had $1,100.0 million and $263.5 million of borrowings under the Term Loan Facility and the ABL Facility, respectively, and Aleris Zhenjiang had $164.3 million of borrowings under the Zhenjiang Term Loans. We estimate that a 10% increase in market interest rates would increase annual interest expense on the current outstanding borrowings by approximately $3.6 million. Subsequent to the end of the quarter, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 million the Term Loan Facility for the period of October 31, 2018 through June 28, 2019.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2018 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2018:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$14.3	$(22.7)
Energy	0.7	(1.4)
Currency	(2.0)	(8.6)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the second quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
You should carefully consider the risks disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.
We are also subject to the risks set forth below:
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our business or result in a loss of customers or employees.
The agreement governing the Merger includes restrictions on how we conduct our business while the Merger is pending, generally requiring us to conduct our business in the ordinary course in all material respects, as well as imposing more specific limits with respect to certain matters absent our Merger counterparty’s consent. These and other restrictions in the agreement governing the Merger may prevent us from responding effectively to business developments and opportunities. The pendency of the Merger may also divert our management’s attention and our other resources from ongoing business and operations. In addition, customers may have uncertainties about the Merger, and delay or defer business decisions or seek to terminate or change their relationships because of the Merger. Similarly, the Merger may materially adversely affect our ability to attract, retain or motivate employees. If any of these effects were to occur, it could materially and adversely impact our financial performance while the Merger is pending.
The closing of the Merger is subject to customary closing conditions as well as other uncertainties, and the Merger may not be completed.
The consummation of the Merger is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the representations and warranties of the parties being true and correct, except as permitted by the agreement governing the Merger, (ii) the parties’ performance in all material respects of their respective covenants and other obligations, and (iii) the expiration or termination of the applicable Hart-Scott-Rodino waiting period, the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), and the receipt of certain foreign regulatory approvals. The Merger is not subject to a financing condition. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be consummated. Several of the closing conditions are not within our control, and it is not known whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the closing conditions are not timely satisfied, or if another event occurs that delays or prevents the Merger, our business, financial condition and results of operations may be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1
Indenture, dated as of June 25, 2018, among Aleris International, Inc., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

4.2
Form of 10.750% Senior Secured Junior Priority Note due 2023 (filed as Exhibit 4.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

10.1
Security Agreement, dated as of June 25, 2018, among Aleris International, Inc., the Guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

10.2
First Lien Credit Agreement, dated as of June 25, 2018, among Aleris International, Inc., as Borrower, Aleris Corporation, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the Lenders party thereto (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

10.3
Security Agreement, dated as of June 25, 2018, among Aleris International, Inc., the Guarantors from time to time party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (filed as Exhibit 10.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

10.4
Amendment No. 4 to Credit Agreement, dated as of June 25, 2018, among Aleris International Inc., the other borrowers party thereto, the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, and J.P. Morgan Europe Limited, as the European agent for the lenders (filed as Exhibit 10.4 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

10.5
Amended and Restated Security Agreement, dated as of June 25, 2018, among Aleris International, Inc., the other domestic borrowers party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	August 6, 2018	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)