Form 10-Q
period 2018-09-30
Aleris Corp
filed 2018-11-07
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 32,223,271 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2018.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
September 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	September 30, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$56.7	$102.4
Accounts receivable, net	412.1	245.7
Inventories	729.1	631.2
Prepaid expenses and other current assets	30.8	36.1
Total Current Assets	1,228.7	1,015.4
Property, plant and equipment, net	1,396.2	1,470.9
Intangible assets, net	33.1	34.7
Deferred income taxes	69.5	70.7
Other long-term assets	47.7	52.7
Total Assets	$2,775.2	$2,644.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$365.7	$299.2
Accrued liabilities	168.9	197.4
Current portion of long-term debt	21.6	9.1
Total Current Liabilities	556.2	505.7
Long-term debt	1,904.0	1,771.4
Deferred revenue	68.0	17.0
Deferred income taxes	9.3	4.0
Accrued pension benefits	160.3	170.2
Accrued postretirement benefits	33.1	34.3
Other long-term liabilities	45.1	49.1
Total Long-Term Liabilities	2,219.8	2,046.0
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized; 32,223,271 and 32,001,318 shares issued at September 30, 2018 and December 31, 2017, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	427.6	436.3
Retained deficit	(269.0)	(203.4)
Accumulated other comprehensive loss	(159.7)	(140.5)
Total Equity	(0.8)	92.7
Total Liabilities and Equity	$2,775.2	$2,644.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in millions)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$911.3	$712.8	$2,644.2	$2,163.2
Cost of sales	845.6	674.6	2,414.6	1,953.2
Gross profit	65.7	38.2	229.6	210.0
Selling, general and administrative expenses	53.2	49.2	153.7	152.7
Restructuring charges	0.2	0.9	2.0	2.1
(Gains) losses on derivative financial instruments	(6.3)	14.9	(19.0)	30.6
Other operating expense, net	0.8	2.0	1.9	4.0
Operating income (loss)	17.8	(28.8)	91.0	20.6
Interest expense, net	37.5	32.0	106.0	90.4
Debt extinguishment costs	—	—	48.9	—
Other expense (income), net	0.9	3.3	(10.2)	8.4
Loss before income taxes	(20.6)	(64.1)	(53.7)	(78.2)
Provision for income taxes	5.4	1.6	14.7	25.1
Net loss	$(26.0)	$(65.7)	$(68.4)	$(103.3)

Comprehensive loss	$(35.1)	$(40.9)	$(87.6)	$(29.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the nine months ended
	September 30, 2018	September 30, 2017
Operating activities
Net loss	$(68.4)	$(103.3)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	103.8	82.0
Provision for deferred income taxes	5.0	13.9
Stock-based compensation expense	2.8	1.5
Unrealized (gains) losses on derivative financial instruments	(3.2)	1.5
Amortization of debt issuance costs	3.6	2.1
Loss on extinguishment of debt	48.9	—
Non-cash gain (see Note 6)	(11.1)	—
Other	5.1	9.1
Changes in operating assets and liabilities:
Change in accounts receivable	(146.0)	(60.2)
Change in inventories	(135.7)	(53.0)
Change in other assets	4.7	6.2
Change in accounts payable	76.9	35.8
Change in accrued and other liabilities	46.2	31.9
Net cash used by operating activities	(67.4)	(32.5)
Investing activities
Payments for property, plant and equipment	(76.3)	(174.9)
Other	(0.6)	(2.5)
Net cash used by investing activities	(76.9)	(177.4)
Financing activities
Proceeds from revolving credit facilities	220.3	401.7
Payments on revolving credit facilities	(284.4)	(429.2)
Proceeds from senior secured debt, net of discounts	1,483.0	263.8
Payments on senior notes, including premiums	(1,289.5)	—
Net payments on other long-term debt	(8.6)	(5.5)
Debt issuance costs	(20.4)	(2.5)
Other	(0.2)	(1.5)
Net cash provided by financing activities	100.2	226.8
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(1.9)	3.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(46.0)	19.9
Cash, cash equivalents and restricted cash at beginning of period	108.0	55.6
Cash, cash equivalents and restricted cash at end of period	$62.0	$75.5

Cash and cash equivalents	$56.7	$71.9
Restricted cash (included in “Prepaid expenses and other current assets”)	5.3	3.6
Cash, cash equivalents and restricted cash	$62.0	$75.5

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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This guidance requires the presentation of all components of net periodic benefit cost, other than service costs, outside of operating income. Upon adoption, only the service cost component of periodic benefit costs are included in operating income and eligible for capitalization in assets. This guidance was adopted in the first quarter of 2018, and $1.7 and $0.9 of pension and postretirement benefit expenses were reclassified from “Cost of sales” and “Selling, general and administrative expenses,” respectively, to “Other expense (income), net” in the Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2017. The adoption had no impact on reported net income or retained earnings.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has developed a project plan to guide the implementation of the standard. The project plan includes analyzing the Company’s purchasing contracts, drafting and updated accounting policy and evaluating new disclosure requirements. In addition, the Company is identifying and implementing appropriate changes to its business processes and controls to support the accounting and disclosure under the new guidance. We continue to evaluate the impact the application of ASU 2016-02 will have on the Company’s Consolidated Financial Statements. In addition, we are evaluating certain practical expedients. We expect that the adoption will result in an increase to our long-term assets and long-term liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The Company adopted ASU 2014-09 in the first quarter of 2018. In evaluating the impact of the standard, management has concluded that control has transferred on some of the inventory held on consignment at customer locations or

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

in third-party warehouses. Subsequent to adoption of the standard, revenue has been recognized on such consignment inventory when it is delivered into consignment. We adopted this standard using the modified retrospective approach. The January 1, 2018 adoption of the standard resulted in an increase to accounts receivable, accrued liabilities and deferred income tax liabilities of $28.6, $1.6 and $1.2, respectively, and a decrease in inventory of $23.0. The net impact was recorded as a decrease to retained deficit of $2.8.
The pre-tax impact of the adoption of ASU 2014-09 on our Consolidated Balance Sheet at September 30, 2018 and our Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2018 is as follows:

Increase (decrease)
Consolidated Balance Sheet
Accounts receivable	$26.9
Inventories	(23.3)
Accrued liabilities	1.6
Consolidated Statements of Comprehensive Loss
Revenues	$(0.6)
Cost of goods sold	(0.3)
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
As all customer contracts (as defined by ASC 606) have an original expected duration of less than twelve months, we have applied the practical expedient to the disclosure of the aggregate amount of the transaction price allocated to remaining performance obligations.
Customer payments are due shortly after completion of the performance obligation, on payment terms that are customary for the industry. As all customer payments are due in less than one year, we have not adjusted revenue for the effects of a significant financing component.
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended September 30, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$73.2	$21.5	$—	$94.7
Automotive	77.8	97.5	—	(4.9)	170.4
Heat exchanger	—	69.7	—	—	69.7
Building and construction	230.5	—	—	—	230.5
Truck trailer	52.5	—	—	—	52.5
Distribution	118.0	—	12.5	(0.4)	130.1
Regional plate and sheet	—	94.2	—	—	94.2
Other	53.6	14.2	1.5	(0.1)	69.2
	$532.4	$348.8	$35.5	$(5.4)	$911.3

	For the nine months ended September 30, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$216.0	$60.3	$—	$276.3
Automotive	136.6	305.9	—	(20.7)	421.8
Heat exchanger	—	208.1	—	—	208.1
Building and construction	657.4	—	—	—	657.4
Truck trailer	149.0	—	—	—	149.0
Distribution	369.9	—	46.1	(0.8)	415.2
Regional plate and sheet	—	312.5	—	—	312.5
Other	159.0	42.2	3.0	(0.3)	203.9
	$1,471.9	$1,084.7	$109.4	$(21.8)	$2,644.2
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
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	Total Deferred Revenue
Deferred revenue at January 1, 2018	$21.4	(a)
Payments received	73.1
Revenue recognized	(14.5)
Adoption of ASC 606	1.6
Currency and other	(0.2)
Deferred revenue at September 30, 2018	$81.4	(a)
(a) Deferred revenue is included in “Deferred revenue” and “Accrued liabilities” in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

3. INVENTORIES
The components of our “Inventories” as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Raw materials	$247.5	$207.6
Work in process	301.7	210.8
Finished goods	145.6	181.6
Supplies	34.3	31.2
Total inventories	$729.1	$631.2
4. LONG-TERM DEBT
Our debt as of September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
ABL Facility	$251.0	$319.3
First Lien Term Loan due 2023, net of discount and deferred issuance costs of $25.4 at September 30, 2018	1,071.9	—
10.75% Senior Secured Junior Priority Notes due 2023, net of discount and deferred issuance costs of $7.7 at September 30, 2018	392.3	—
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $3.3 at December 31, 2017	—	436.7
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $0.8 at December 31, 2017	—	800.8
Exchangeable Notes, net of discount of $0.2 and $0.3 at September 30, 2018 and December 31, 2017, respectively	44.6	44.5
Zhenjiang Term Loans, net of discount of $0.4 and $0.5 at September 30, 2018 and December 31, 2017	157.4	169.8
Other	8.4	9.4
Total debt	1,925.6	1,780.5
Less: Current portion of long-term debt	21.6	9.1
Total long-term debt	$1,904.0	$1,771.4
Restricted cash
At September 30, 2018 and December 31, 2017, respectively, $5.3 and $5.6 of cash was restricted for payments of the Zhenjiang Term Loans, all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.
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
Term Loan Facility
The Term Loan Facility consists of a $1,100.0 first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under its asset-based revolving credit facility (the “ABL Facility”) and the 2023 Junior Priority Notes (the “Guarantor Subsidiaries” and, together with Aleris Corporation, the “Guarantors”).
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

Amounts borrowed under the Term Loan Facility amortize in equal quarterly installments, in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility.
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of September 30, 2018.

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
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantor Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of September 30, 2018.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

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
Our reserves for environmental remediation liabilities totaled $21.2 and $22.1 at September 30, 2018 and December 31, 2017, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at September 30, 2018 and December 31, 2017, $9.5 and $10.2, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $5.8 and $6.1 at September 30, 2018 and December 31, 2017, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
6. STOCKHOLDERS’ EQUITY
The following table summarizes the activity within stockholders’ equity for the nine months ended September 30, 2018:

Total Equity
Total equity at January 1, 2018	$92.7
Net loss	(68.4)
Other comprehensive loss	(19.2)
Dividends	(11.3)
Stock-based compensation activity	2.6
Adoption of ASC 606	2.8
Total equity at September 30, 2018	$(0.8)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The following table shows changes in the number of our issued and outstanding shares of common stock:

Issued and outstanding shares of common stock
Balance at January 1, 2018	32,001,318
Issuance associated with vested restricted stock units	225,371
Shares cancelled	(3,418)
Balance at September 30, 2018	32,223,271
Dividends Paid
In connection with the 2015 sale of our former recycling and specification alloys business, we received shares of Real Industry Inc.’s Series B non-participating preferred stock. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time we recorded an impairment charge of $22.8 to reduce the carrying value of the preferred shares to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of the reorganized company’s common stock with an estimated fair value of $11.1. The receipt of these shares, as well as additional net cash considerations, resulted in a gain of $12.2 that was recorded in “Other expense (income), net” in the Consolidated Statements of Comprehensive Loss. Upon receipt, these shares were distributed pro rata to our stockholders. In addition, dividend equivalent right payments of approximately $0.2 were paid in cash to holders of unvested restricted stock units.
7. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the nine months ended September 30, 2018:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2018	$(64.2)	$(76.3)	$(140.5)
Current period currency translation adjustments	(23.0)	1.2	(21.8)
Amortization of net actuarial losses and prior service costs, net of tax	—	2.6	2.6
Balance at September 30, 2018	$(87.2)	$(72.5)	$(159.7)
A summary of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2018 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs (recorded in “Other operating expense, net”)	$(3.3)
Deferred tax benefit on pension and other postretirement liability adjustments	0.7
Losses reclassified into earnings, net of tax	$(2.6)
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
Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive Loss:

Three months ended September 30, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$532.4	$343.8	$35.1		$911.3
Intra-entity revenues	—	5.0	0.4	$(5.4)	—
Total revenues	$532.4	$348.8	$35.5	$(5.4)	$911.3
Segment income	$52.4	$30.4	$7.0		$89.8

Three months ended September 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$364.4	$318.4	$30.0		$712.8
Intra-entity revenues	—	5.9	2.2	$(8.1)	—
Total revenues	$364.4	$324.3	$32.2	$(8.1)	$712.8
Segment income	$19.9	$28.4	$4.3		$52.6

Nine months ended September 30, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,471.9	$1,063.8	$108.5		$2,644.2
Intra-entity revenues	—	20.9	0.9	$(21.8)	—
Total revenues	$1,471.9	$1,084.7	$109.4	$(21.8)	$2,644.2
Segment income	$165.5	$101.0	$16.1		$282.6

Nine months ended September 30, 2017	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,129.0	$951.9	$82.3		$2,163.2
Intra-entity revenues	—	17.3	4.8	$(22.1)	—
Total revenues	$1,129.0	$969.2	$87.1	$(22.1)	$2,163.2
Segment income	$75.2	$101.7	$10.0		$186.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The following table reconciles total segment income to “Loss before income taxes” as reported in our Consolidated Statements of Comprehensive Loss:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total segment income	$89.8	$52.6	$282.6	$186.9
Unallocated amounts:
Depreciation and amortization	(35.0)	(30.5)	(103.8)	(82.0)
Other corporate general and administrative expenses	(15.3)	(8.9)	(37.9)	(32.1)
Restructuring charges	(0.2)	(0.9)	(2.0)	(2.1)
Interest expense, net	(37.5)	(32.0)	(106.0)	(90.4)
Unallocated (losses) gains on derivative financial instruments	(10.5)	(18.4)	3.0	(1.0)
Unallocated currency exchange losses	(1.1)	(2.0)	(2.4)	(3.7)
Start-up costs	(9.8)	(22.8)	(48.7)	(52.6)
Loss on extinguishment of debt	—	—	(48.9)	—
Other (expense) income, net	(1.0)	(1.2)	10.4	(1.2)
Loss before income taxes	$(20.6)	$(64.1)	$(53.7)	$(78.2)
The following table shows our reportable segment assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets
North America	$1,472.0	$1,309.9
Europe	774.5	738.4
Asia Pacific	352.3	371.4
Unallocated assets	176.4	224.7
Total consolidated assets	$2,775.2	$2,644.4
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
During the nine months ended September 30, 2018, no stock options or restricted stock units were granted. We recorded stock-based compensation expense of $2.1 and $2.8 for the three and nine months ended September 30, 2018, respectively, and $0.4 and $1.5 for the three and nine months ended September 30, 2017, respectively.
10. INCOME TAXES
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). Pursuant to the guidance we recognized the provisional effects of the enactment of the Tax Act for which measurement could be reasonably estimated. We continue to monitor certain aspects of the Tax Act and may refine our

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

assessment as a result of any further related regulatory guidance that may be issued by the U.S. Treasury. Pursuant to SAB 118, adjustments to the provisional amounts recorded as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. We have recognized no measurement period adjustments during the three and nine months ended September 30, 2018.
The effective tax rates for the three and nine months ended September 30, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of September 30, 2018, we had $4.1 of unrecognized tax benefits. $3.1 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive Loss. As of September 30, 2018, we had approximately $0.9 of accrued interest related to uncertain tax positions.
The 2009 through 2016 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 that is anticipated to be completed within six months of the reporting date. During the third quarter of 2018, the same jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013.
During the second quarter of 2018, a non-U.S. taxing jurisdiction completed an examination of our tax return for tax year ended December 31, 2015, which it commenced during the second quarter of 2017. The results of the examination did not impact the financial position, results of operations or cash flows for the three or nine months ended September 30, 2018.
During the third quarter of 2018, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013 that is anticipated to be completed within twelve months of the reporting date.
11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The service cost component of net periodic benefit expense is included in “Operating income,” while all other components of net periodic benefit expense are included in “Other expense (income), net” in the Consolidated Statements of Comprehensive Loss. The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$1.1	$1.0	$3.3	$2.9
Interest cost	1.4	1.4	4.3	4.4
Amortization of net actuarial losses	0.5	0.5	1.4	1.4
Amortization of prior service cost	0.1	0.1	0.2	0.2
Expected return on plan assets	(2.6)	(2.6)	(7.7)	(7.7)
Net periodic benefit expense	$0.5	$0.4	$1.5	$1.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	Non U.S. pension benefits
	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$0.6	$0.9	$1.9	$2.7
Interest cost	0.5	0.4	1.5	1.3
Amortization of net actuarial losses	0.7	0.7	2.1	2.1
Net periodic benefit expense	$1.8	$2.0	$5.5	$6.1
Other Postretirement Benefit Plans
The service cost component of net postretirement benefit expense is included in “Operating income,” while all other components of net postretirement benefit expense are included in “Other expense (income), net” in the Consolidated Statements of Comprehensive Loss. The components of net postretirement benefit expense are as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$0.1	$—	$0.3	$0.1
Interest cost	0.2	0.3	0.8	0.9
Amortization of net actuarial gains	(0.2)	(0.1)	(0.6)	(0.4)
Amortization of prior service cost	0.1	—	0.2	—
Net postretirement benefit expense	$0.2	$0.2	$0.7	$0.6
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency and interest rate exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At September 30, 2018, $0.2 of cash collateral was posted. No cash collateral was posted at December 31, 2017. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of September 30, 2018 and December 31, 2017, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	September 30, 2018		December 31, 2017
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$12.1	$(7.5)	$33.5	$(36.0)
Energy	0.6	—	0.2	(0.1)
Interest rate	—	(0.1)	—	—
Currency	0.1	(2.7)	1.6	(0.1)
Total	12.8	(10.3)	35.3	(36.2)
Effect of counterparty netting	(7.0)	7.0	(27.2)	27.2
Effect of cash collateral	—	0.2	—	—
Net derivatives as classified in the balance sheet	$5.8	$(3.1)	$8.1	$(9.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The fair value of our derivative financial instruments at September 30, 2018 and December 31, 2017 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
Metal	Prepaid expenses and other current assets	$4.8	$2.2
	Other long-term assets	0.4	4.3
Energy	Prepaid expenses and other current assets	0.6	0.1
Currency	Prepaid expenses and other current assets	—	0.8
	Other long-term assets	—	0.7
Total		$5.8	$8.1

Liability Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
Metal	Accrued liabilities	$—	$9.0
	Other long-term liabilities	0.3	—
Interest Rate	Accrued liabilities	0.1	—
Currency	Accrued liabilities	2.1	—
	Other long-term liabilities	0.6	—
Total		$3.1	$9.0
With the exception of the interest rate derivatives (for which, realized gains will be included within “Interest expense, net”), both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Comprehensive Loss. Realized (gains) and losses on derivative financial instruments totaled the following:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Metal	$(17.2)	$(3.6)	$(15.2)	$28.2
Energy	(0.1)	0.3	(0.4)	0.8
Currency	0.5	(0.6)	(0.3)	—
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of September 30, 2018 we had 160.0 thousand metric tons and 275.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2017, we had 147.9 thousand metric tons and 249.7 thousand metric tons of metal buy and metal sell derivative contracts, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2018 and December 31, 2017, we had 4.0 trillion and 3.5 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of September 30, 2018 and December 31, 2017, we had 1.1 million gallons and 1.5 million gallons of diesel swap contracts, respectively.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of September 30, 2018 and December 31, 2017, we had euro forward contracts covering a notional amount of €69.1 million and €100.8 million, respectively.
Interest Rate Risk
As a result of the completion of the New Financing discussed above, we are exposed to variable interest rate risk on the Term Loan Facility. We have entered into interest rate swaps to fix the LIBOR interest rate on $700.0 the Term Loan Facility for the period of October 31, 2018 through June 28, 2019.
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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2018 and December 31, 2017, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$56.7	$56.7	Level 1	$102.4	$102.4	Level 1
Restricted cash	5.3	5.3	Level 1	5.6	5.6	Level 1
ABL Facility	251.0	251.0	Level 2	319.3	319.3	Level 2
First Lien Term Loan	1,071.9	1,118.6	Level 1	—	—	N/A
10.75% Senior Secured Junior Priority Notes	392.3	426.8	Level 1	—	—	N/A
7 7/8% Senior Notes	—	—	N/A	436.7	438.1	Level 1
9 ½ % Senior Secured Notes	—	—	N/A	800.8	847.3	Level 1
Exchangeable Notes	44.6	60.7	Level 3	44.5	45.4	Level 3
Zhenjiang Term Loans	157.4	157.8	Level 3	169.8	170.3	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the First Lien Term Loan and the 2023 Junior Priority Notes were estimated using market quotations. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.7% and 1.9% as of September 30, 2018 and December 31, 2017, respectively and expected equity volatility of 70% and 60% as of September 30, 2018 and December 31, 2017. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans.
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
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and the Guarantor Subsidiaries are guarantors of the indebtedness under the 2023 Junior Priority Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 2023 Junior Priority Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 2023 Junior Priority Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the Term Loan Facility. The condensed consolidating balance sheets are presented as of September 30, 2018 and December 31, 2017. The condensed consolidating statements of comprehensive (loss) income are presented for the three and nine months ended September 30, 2018 and 2017. The condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2018 and 2017.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of September 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$4.2	$—	$54.8	$(2.3)	$56.7
Accounts receivable, net	—	—	198.4	213.7	—	412.1
Inventories	—	—	377.2	351.9	—	729.1
Prepaid expenses and other current assets	—	4.3	7.1	19.4	—	30.8
Intercompany receivables	—	433.8	234.5	8.1	(676.4)	—
Total Current Assets	—	442.3	817.2	647.9	(678.7)	1,228.7
Property, plant and equipment, net	—	0.4	863.6	532.2	—	1,396.2
Intangible assets, net	—	—	17.2	15.9	—	33.1
Deferred income taxes	—	—	—	69.5	—	69.5
Other long-term assets	—	8.2	4.8	34.7	—	47.7
Investments in subsidiaries	29.0	1,490.8	4.1	—	(1,523.9)	—
Total Assets	$29.0	$1,941.7	$1,706.9	$1,300.2	$(2,202.6)	$2,775.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$5.1	$212.8	$150.1	$(2.3)	$365.7
Accrued liabilities		33.5	58.9	76.5	—	168.9
Current portion of long-term debt	—	11.0	1.0	9.6	—	21.6
Intercompany payables	29.8	226.6	396.4	23.6	(676.4)	—
Total Current Liabilities	29.8	276.2	669.1	259.8	(678.7)	556.2
Long-term debt	—	1,632.9	0.7	270.4	—	1,904.0
Deferred revenue	—	—	68.0	—	—	68.0
Deferred income taxes	—	—	—	9.3	—	9.3
Accrued pension benefits	—	—	38.9	121.4	—	160.3
Accrued postretirement benefits	—	—	33.1	—	—	33.1
Other long-term liabilities	—	3.6	13.7	27.8	—	45.1
Total Long-Term Liabilities	—	1,636.5	154.4	428.9	—	2,219.8
Total equity	(0.8)	29.0	883.4	611.5	(1,523.9)	(0.8)
Total Liabilities and Equity	$29.0	$1,941.7	$1,706.9	$1,300.2	$(2,202.6)	$2,775.2

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended September 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$532.5	$383.7	$(4.9)	$911.3
Cost of sales	—	—	514.0	336.5	(4.9)	845.6
Gross profit	—	—	18.5	47.2	—	65.7
Selling, general and administrative expenses	0.1	13.3	17.9	21.9	—	53.2
Restructuring charges	—	—	0.3	(0.1)	—	0.2
(Gains) losses on derivative financial instruments	—	—	(7.3)	1.0	—	(6.3)
Other operating expense, net	—	—	0.8	—	—	0.8
Operating (loss) income	(0.1)	(13.3)	6.8	24.4	—	17.8
Interest expense, net	—	5.1	24.8	7.6	—	37.5
Other (income) expense, net	—	(4.0)	2.7	2.2	—	0.9
Equity in net loss (earnings) of affiliates	25.9	11.5	(0.4)	—	(37.0)	—
(Loss) income before income taxes	(26.0)	(25.9)	(20.3)	14.6	37.0	(20.6)
Provision for income taxes	—	—	0.2	5.2		5.4
Net (loss) income	$(26.0)	$(25.9)	$(20.5)	$9.4	$37.0	$(26.0)

Comprehensive (loss) income	$(35.1)	$(35.0)	$(20.7)	$0.5	$55.2	$(35.1)

	For the three months ended September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$364.4	$354.2	$(5.8)	$712.8
Cost of sales	—	—	361.1	319.3	(5.8)	674.6
Gross profit	—	—	3.3	34.9	—	38.2
Selling, general and administrative expenses	—	5.6	22.6	21.0	—	49.2
Restructuring charges	—	—	0.2	0.7		0.9
Gains on derivative financial instruments	—	—	13.7	1.2	—	14.9
Other operating expense, net	—	—	2.0	—	—	2.0
Operating (loss) income	—	(5.6)	(35.2)	12.0	—	(28.8)
Interest expense, net	—	—	24.9	7.1	—	32.0
Other (income) expense, net	—	(1.2)	(0.4)	4.9	—	3.3
Equity in net loss of affiliates	65.7	61.2	0.3	—	(127.2)	—
Loss before income taxes	(65.7)	(65.6)	(60.0)	—	127.2	(64.1)
Provision for income taxes	—	0.1	0.1	1.4	—	1.6
Net loss	$(65.7)	$(65.7)	$(60.1)	$(1.4)	$127.2	$(65.7)

Comprehensive (loss) income	$(40.9)	$(40.9)	$(59.3)	$22.6	$77.6	$(40.9)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the nine months ended September 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,471.9	$1,193.0	$(20.7)	$2,644.2
Cost of sales	—	—	1,380.7	1,054.6	(20.7)	2,414.6
Gross profit	—	—	91.2	138.4	—	229.6
Selling, general and administrative expenses	0.1	32.0	52.8	68.8	—	153.7
Restructuring charges	—	—	1.3	0.7	—	2.0
(Gains) losses on derivative financial instruments	—	—	(23.3)	4.3	—	(19.0)
Other operating expense, net	—	—	1.9	—	—	1.9
Operating (loss) income	(0.1)	(32.0)	58.5	64.6	—	91.0
Interest expense, net	3.7	6.7	74.1	21.5	—	106.0
Debt extinguishment costs	—	48.9	—	—	—	48.9
Other expense (income), net	11.0	(25.2)	8.1	(4.1)	—	(10.2)
Equity in net loss (earnings) of affiliates	53.6	(8.9)	(1.7)	—	(43.0)	—
(Loss) income before income taxes	(68.4)	(53.5)	(22.0)	47.2	43.0	(53.7)
Provision for (benefit from) income taxes	—	0.1	(0.6)	15.2	—	14.7
Net (loss) income	$(68.4)	$(53.6)	$(21.4)	$32.0	$43.0	$(68.4)

Comprehensive (loss) income	$(87.6)	$(72.8)	$(21.5)	$12.9	$81.4	$(87.6)

	For the nine months ended September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,129.0	$1,051.3	$(17.1)	$2,163.2
Cost of sales	—	—	1,073.3	897.0	(17.1)	1,953.2
Gross profit	—	—	55.7	154.3	—	210.0
Selling, general and administrative expenses	—	5.7	84.1	62.9	—	152.7
Restructuring charges	—	—	1.3	0.8		2.1
Losses on derivative financial instruments	—	—	30.5	0.1	—	30.6
Other operating expense, net	—	—	3.9	0.1	—	4.0
Operating (loss) income	—	(5.7)	(64.1)	90.4	—	20.6
Interest expense, net	—	—	70.2	20.2	—	90.4
Other (income) expense, net	—	(2.0)	(3.1)	13.5	—	8.4
Equity in net loss of affiliates	103.3	99.5	0.7	—	(203.5)	—
(Loss) income before income taxes	(103.3)	(103.2)	(131.9)	56.7	203.5	(78.2)
Provision for income taxes	—	0.1	—	25.0	—	25.1
Net (loss) income	(103.3)	(103.3)	(131.9)	31.7	203.5	(103.3)

Comprehensive (loss) income	$(29.0)	$(29.0)	$(129.5)	$103.7	$54.8	$(29.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the nine months ended September 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.2	$(92.6)	$35.3	$31.7	$(42.0)	$(67.4)
Investing activities
Payments for property, plant and equipment	—	(0.2)	(45.3)	(30.8)	—	(76.3)
Disbursements of intercompany loans	—	—	—	(25.4)	25.4	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(23.2)	(0.5)	—	23.7	—
Return of investment in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(1.1)	0.5	—	(0.6)
Net cash used by investing activities	—	(23.4)	(46.8)	(16.2)	9.5	(76.9)
Financing activities
Proceeds from the revolving credit facilities	—	125.0	—	95.3		220.3
Payments on the revolving credit facilities	—	(205.0)	—	(79.4)		(284.4)
Proceeds from senior secured debt, net of discounts	—	1,483.0	—	—		1,483.0
Payments on senior notes, including premiums	—	(1,289.5)	—	—		(1,289.5)
Payments on other long-term debt	—	—	(0.9)	(7.7)		(8.6)
Debt issuance costs	—	(19.5)	—	(0.9)		(20.4)
Proceeds from intercompany loans	—	25.4	—	—	(25.4)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.7	10.0	(23.7)	—
Dividends paid	—	—	(2.0)	(40.0)	42.0	—
Other	(0.2)	—	0.7	(0.7)	—	(0.2)
Net cash (used) provided by financing activities	(0.2)	79.9	11.5	(23.4)	32.4	100.2
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	(1.9)	—	(1.9)
Net decrease in cash, cash equivalents and restricted cash	—	(36.1)	—	(9.8)	(0.1)	(46.0)
Cash, cash equivalents and restricted cash at beginning of period	—	40.3	—	69.9	(2.2)	108.0
Cash, cash equivalents and restricted cash at end of period	$—	$4.2	$—	$60.1	$(2.3)	$62.0

Cash and cash equivalents	$—	$4.2	$—	$54.8	$(2.3)	$56.7
Restricted cash (included in “Other current assets”)	—	—	—	5.3	—	5.3
Cash, cash equivalents and restricted cash	$—	$4.2	$—	$60.1	$(2.3)	$62.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the nine months ended September 30, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.3	$299.2	$(247.8)	$61.8	$(147.0)	$(32.5)
Investing activities
Payments for property, plant and equipment	—	—	(150.9)	(24.0)	—	(174.9)
Repayments from intercompany loans	—	—	—	135.0	(135.0)	—
Equity contributions in subsidiaries	—	(426.6)	(1.0)	—	427.6	—
Return of investments in subsidiaries	—	8.3	5.8	—	(14.1)	—
Other	—	—	(2.5)	—	—	(2.5)
Net cash (used) provided by investing activities	—	(418.3)	(148.6)	111.0	278.5	(177.4)
Financing activities
Proceeds from revolving credit facilities	—	215.0	—	186.7	—	401.7
Payments on revolving credit facilities	—	(185.0)	—	(244.2)	—	(429.2)
Proceeds from senior secured notes, net of discount		263.8	—	—		263.8
Payments on other long-term debt	—	—	(0.5)	(5.0)	—	(5.5)
Debt issuance costs		(2.5)	—	—	—	(2.5)
Repayments on intercompany loans	—	(135.0)	—	—	135.0	—
Proceeds from intercompany equity contributions	—	—	(7.1)	(153.6)	160.7	—
Dividends paid	—	—	403.6	24.0	(427.6)	—
Other	(1.3)	—	0.4	(0.6)	—	(1.5)
Net cash (used) provided by financing activities	(1.3)	156.3	396.4	(192.7)	(131.9)	226.8
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	3.0	—	3.0
Net increase (decrease) in cash, cash equivalents and restricted cash	—	37.2	—	(16.9)	(0.4)	19.9
Cash, cash equivalents and restricted cash at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash, cash equivalents and restricted cash at end of period	$—	$42.7	$—	$36.4	$(3.6)	$75.5

Cash and cash equivalents	$—	$42.7	$—	$32.8	$(3.6)	71.9
Restricted cash (included in “Other current assets”)	—	—	—	3.6	—	3.6
Cash, cash equivalents and restricted cash	$—	$42.7	$—	$36.4	$(3.6)	$75.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of September 30, 2018 and December 31, 2017, our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and our consolidated cash flows for the nine months ended September 30, 2018 and 2017.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and nine months ended September 30, 2018 and 2017 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the nine months ended September 30, 2018 and 2017, as well as a brief discussion of our current sources of capital;

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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 69% of our costs of sales for the nine months ended September 30, 2018. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended September 30, 2018 and 2017 were $2,056 and $2,011, respectively, which represents an increase of approximately 2%. Average LME aluminum prices per ton for the nine months ended September 30, 2018 and 2017 were $2,158 and $1,924, respectively, which represents an increase of approximately 12%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At September 30, 2018, $0.2 of cash collateral was posted. No cash collateral was posted at December 31, 2017.
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
In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs have historically been excluded from segment Adjusted EBITDA and segment income. The North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018. Beginning in the third quarter of 2018, these start-up costs were included in segment Adjusted EBITDA and segment income.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	138.7	114.5	398.5	360.4

Revenues	$532.4	$364.4	$1,471.9	$1,129.0
Hedged cost of metal	(316.3)	(224.1)	(871.4)	(685.3)
(Favorable) unfavorable metal price lag	(10.7)	1.6	(35.1)	5.9
Commercial margin	$205.4	$141.9	$565.4	$449.6
Commercial margin per metric ton shipped	$1,480.8	$1,239.2	$1,419.0	$1,247.3

Segment income	$52.4	$19.9	$165.5	$75.2
(Favorable) unfavorable metal price lag	(10.7)	1.6	(35.1)	5.9
Segment Adjusted EBITDA (1)	$41.6	$21.4	$130.4	$81.1
Segment Adjusted EBITDA per metric ton shipped	$300.0	$187.0	$327.3	$225.0

Start-up costs	$7.5	$21.2	$41.8	$48.1

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	80.8	78.2	253.5	240.4

Revenues	$348.8	$324.3	$1,084.7	$969.2
Hedged cost of metal	(204.9)	(192.6)	(630.4)	(550.4)
Unfavorable (favorable) metal price lag	7.1	0.1	(2.9)	(0.5)
Commercial margin	$151.0	$131.8	$451.4	$418.3
Commercial margin per metric ton shipped	$1,868.1	$1,686.4	$1,780.8	$1,740.2

Segment income	$30.4	$28.4	$101.0	$101.7
Unfavorable (favorable) metal price lag	7.1	0.1	(2.9)	(0.5)
Segment Adjusted EBITDA (1)	$37.5	$28.5	$98.1	$101.2
Segment Adjusted EBITDA per metric ton shipped	$464.0	$364.7	$386.8	$420.8

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	6.9	7.1	21.9	19.4

Revenues	$35.5	$32.2	$109.4	$87.1
Hedged cost of metal	(18.6)	(17.0)	(59.3)	(45.5)
Favorable metal price lag	(0.7)	(0.6)	(1.2)	(1.8)
Commercial margin	$16.2	$14.6	$48.9	$39.8
Commercial margin per metric ton shipped	$2,342.7	$2,061.4	$2,237.0	$2,050.0

Segment income	$7.0	$4.3	$16.1	$10.0
Favorable metal price lag	(0.7)	(0.6)	(1.2)	(1.8)
Segment Adjusted EBITDA (1)	$6.3	$3.7	$14.8	$8.3
Segment Adjusted EBITDA per metric ton shipped	$912.6	$525.5	$678.3	$425.0

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
We estimate that segment income and Adjusted EBITDA for the fourth quarter of 2018 will be sequentially lower but higher than the fourth quarter of 2017. Factors influencing anticipated performance include:

▪	commercial shipments from new North America automotive assets are expected to continue to increase based on committed volumes; start-up costs are expected to continue to decline;

▪	global aerospace volumes are expected to benefit from higher aircraft production rates;

▪	European automotive volume is expected to continue to benefit from new model launches;

▪	favorable year-over-year metal spreads and rolling margins are expected in North America; and

▪	continued inflationary cost pressure is expected, particularly in North America freight.
We expect 2018 capital spending of approximately $115.0 million to $125.0 million excluding capitalized interest, including $76.3 million spent through the third quarter of 2018.
Results of Operations
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues for the three months ended September 30, 2018 increased $198.5 million when compared to the prior year period. A 14% increase in volumes increased revenues approximately $110.0 million. In North America, automotive volumes increased more than 400% as production on the first Lewisport CALP ramped-up during the quarter, distribution volumes increased 20% as prior year sales were affected by an extended planned outage at our Lewisport facility and building and construction volumes increased 9% as a result of favorable demand and improved operating performance. In Europe, improved automotive demand, resulting from recent multi-year supply agreements and customer model launches, increased automotive volumes 19% and aerospace volumes increased 14%, as supply chain destocking ends and we are returning to normal demand patterns and benefiting from our recent multi-year supply agreements. In Asia Pacific, aerospace volumes increased 51%. The higher average price of aluminum included in our invoiced prices increased revenues approximately $79.0 million and improved rolling margins increased revenues approximately $5.0 million.

The following table presents the estimated impact of key factors that resulted in the 28% increase in our consolidated third quarter revenues from 2017 to 2018:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$66.0	18%	$11.0	3%	$2.0	6%	$79.0	11%
Commercial price	6.0	2	(1.0)	—	—	—	5.0	1
Volume / mix	93.0	26	15.0	5	2.0	6	110.0	15
Currency	—	—	(2.0)	(1)	1.0	3	(1.0)	—
Other	3.0	1	1.5	—	(1.7)	(5)	2.8	—
Total	$168.0	46%	$24.5	8%	$3.3	10%	$195.8	27%
Intra-entity revenues							2.7	—
Total							$198.5	28%
Gross profit for the three months ended September 30, 2018 was $65.7 million compared to $38.2 million for the three months ended September 30, 2017. Improved rolling margins and favorable metal spreads increased gross profit approximately $27.0 million, improved volumes increased gross profit approximately $14.0 million and start-up expenses decreased $6.7 million as the North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018.
These increases were partially offset by metal price lag, which had an estimated $8.3 million unfavorable impact on gross profit for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Loss. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2018 and 2017:

		For the three months ended
		September 30, 2018	September 30, 2017	Change
Location in consolidated statements of comprehensive loss		(dollars in millions)
Gross profit	Unfavorable metal price lag	$(12.9)	$(4.6)	$(8.3)
(Gains) losses on derivative financial instruments	Realized gains on metal derivatives	17.2	3.6	13.6
	Favorable (unfavorable) metal price lag net of realized derivative losses	$4.3	$(1.0)	$5.3
In addition, favorable productivity in Europe and the North America continuous cast business was more than offset by the impact of the ramp-up of automotive production and the higher cost structure of the Lewisport facility, labor cost inflation, energy price increases and significantly higher North America freight. These factors combined to decrease gross profit approximately $8.0 million. Depreciation expense also increased $4.2 million, as substantially all of the assets related to the North America ABS Project have been placed into service.
Selling, general and administrative (“SG&A”) expenses were $53.2 million for the three months ended September 30, 2018 compared to $49.2 million for the three months ended September 30, 2017. The $4.0 million increase resulted from the following:

▪	a $5.7 million increase in business development and professional fees, primarily related to the Merger discussed above;

▪	a $2.7 million increase in labor costs, primarily due to wage inflation and incentive compensation expense; and

▪	a $1.7 million increase in stock-based compensation expense.
These increases were partially offset by a $6.3 million decrease in SG&A start-up costs associated with the North America ABS Project.

During the three months ended September 30, 2018 and 2017, we recorded realized gains on derivative financial instruments of $16.7 million and $3.9 million, respectively, and unrealized losses of $10.4 million and $18.8 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $5.5 million primarily from increased borrowings related to the refinancing completed in the second quarter of 2018 (discussed further below) and decreased capitalized interest.
Our effective tax rates were (26.1)% and (2.5)% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rates for the three months ended September 30, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended September 30, 2018 and 2017:

	For the three months ended
	September 30, 2018	September 30, 2017	Change	% Change
	(dollars in millions)
Revenues	$911.3	$712.8	$198.5	28%
Cost of sales	845.6	674.6	171.0	25
Gross profit	65.7	38.2	27.5	72
Gross profit as a percentage of revenues	7.2%	5.4%	1.8%	33
Selling, general and administrative expenses	53.2	49.2	4.0	8
Restructuring charges	0.2	0.9	(0.7)	(78)
(Gains) losses on derivative financial instruments	(6.3)	14.9	(21.2)	(142)
Other operating expense, net	0.8	2.0	(1.2)	(60)
Operating income (loss)	17.8	(28.8)	46.6	(162)
Interest expense, net	37.5	32.0	5.5	17
Other expense, net	0.9	3.3	(2.4)	(73)
Loss before income taxes	(20.6)	(64.1)	43.5	(68)
Provision for income taxes	5.4	1.6	3.8	238
Net loss	$(26.0)	$(65.7)	$39.7	(60)%

Total segment income	$89.8	$52.6	$37.2	71%
Depreciation and amortization	(35.0)	(30.5)	(4.5)	15
Other corporate general and administrative expenses	(15.3)	(8.9)	(6.4)	72
Restructuring charges	(0.2)	(0.9)	0.7	(78)
Interest expense, net	(37.5)	(32.0)	(5.5)	17
Unallocated losses on derivative financial instruments	(10.5)	(18.4)	7.9	(43)
Unallocated currency exchange losses	(1.1)	(2.0)	0.9	(45)
Start-up costs	(9.8)	(22.8)	13.0	(57)
Other expense, net	(1.0)	(1.2)	0.2	*
Loss before income taxes	$(20.6)	$(64.1)	$43.5	(68)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	September 30, 2018	September 30, 2017	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$532.4	$364.4	$168.0	46%
Europe	348.8	324.3	24.5	8
Asia Pacific	35.5	32.2	3.3	10
Intra-entity revenues	(5.4)	(8.1)	2.7	(33)
Consolidated revenues	$911.3	$712.8	$198.5	28%

Metric tons of finished product shipped:
North America	138.7	114.5	24.2	21%
Europe	80.8	78.2	2.6	3
Asia Pacific	6.9	7.1	(0.2)	(3)
Intra-entity shipments	(1.1)	(1.8)	0.7	(39)
Total metric tons of finished product shipped	225.3	198.0	27.3	14%

North America Revenues
North America revenues for the three months ended September 30, 2018 increased $168.0 million compared to the three months ended September 30, 2017. This increase was primarily due to the following:

▪
a 21% increase in volumes increased revenues approximately $93.0 million. Automotive volumes were up over 400% as production on the first Lewisport CALP ramped-up during the quarter. Distribution volumes increased 20% as prior year sales were affected by an extended planned outage at our Lewisport facility. Building and construction volumes increased 9% as a result of favorable demand and improved operating performance;

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $66.0 million; and

▪	improved rolling margins increased revenues approximately $6.0 million.
Europe Revenues
Europe revenues for the three months ended September 30, 2018 increased $24.5 million compared to the three months ended September 30, 2017. This increase was primarily due to the following:

▪
a 3% increase in volumes and an improved mix of aerospace products sold increased revenues approximately $15.0 million. Automotive volumes increased 19% resulting from recent multi-year supply agreements as well as model launches. Aerospace volumes increased 14% as supply chain destocking has ended and we have returned to normal demand patterns, and are benefiting from our recent multi-year supply agreements; and

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $11.0 million.
These increases were partially offset by lower rolling margins that decreased revenues approximately $1.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended September 30, 2018 increased $3.3 million compared to the three months ended September 30, 2017. This increase was primarily due to the following:

▪	an improved mix of products sold, resulting from a 51% increase in aerospace shipments, increased revenues approximately $2.0 million; and

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $2.0 million.

Segment Income and Gross Profit
For the three months ended September 30, 2018 and 2017, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	September 30, 2018	September 30, 2017	Change	% Change
Segment income:	(dollars in millions)
North America	$52.4	$19.9	$32.5	163%
Europe	30.4	28.4	2.0	7
Asia Pacific	7.0	4.3	2.7	63
Total segment income	89.8	52.6	37.2	71
Items excluded from segment income and included in gross profit:
Depreciation	(32.0)	(27.8)	(4.2)	15
Start-up costs	(6.6)	(13.3)	6.7	(50)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	31.7	28.2	3.5	12
Realized gains on derivative financial instruments	(16.8)	(3.6)	(13.2)	367
Other	(0.4)	2.1	(2.5)	(119)
Gross profit	$65.7	$38.2	$27.5	72%

North America Segment Income
North America segment income for the three months ended September 30, 2018 increased $32.5 million compared to the three months ended September 30, 2017. The increase was primarily due to the following:

▪	improved rolling margins, favorable metal spreads and scrap availability increased segment income approximately $25.0 million;

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $12.3 million; and

▪	higher volumes increased segment income approximately $8.0 million.
These increases were partially offset by the impact of inflation and net unfavorable productivity that decreased segment income approximately $12.0 million. Our non-Lewisport operations delivered solid productivity gains and improved operational performance. However, these improvements were more than offset by wage inflation, significantly higher freight costs and unfavorable productivity at our Lewisport facility. Productivity at the Lewisport facility was affected by the automotive ramp-up, the absorption of costs previously classified as start-up and a cost structure designed for a manufacturing rate at which the facility is not yet producing.
Europe Segment Income
Europe segment income for the three months ended September 30, 2018 increased $2.0 million compared to the three months ended September 30, 2017. The increase was primarily due to the following:

▪	increased automotive and aerospace volumes, as well as an improved mix of aerospace products sold, increased segment income approximately $4.0 million;

▪	productivity gains from improved operational stability and cost optimization more than offset inflation increased segment income approximately $2.0 million;

▪	improved scrap usage and lower hardener costs were partially offset by unfavorable rolling margins, increasing segment income approximately $2.0 million; and

▪	the net impact of foreign currency changes increased segment income approximately $1.0 million.
These increases were partially offset by an unfavorable change in metal price lag compared to the prior year period that decreased segment income approximately $7.0 million.

Asia Pacific Segment Income
Asia Pacific segment income for the three months ended September 30, 2018 increased $2.7 million compared to the three months ended September 30, 2017. This increase was primarily due to an improved mix of products sold, resulting from higher aerospace volumes.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues for the nine months ended September 30, 2018 increased $481.0 million when compared to the prior year period. A 9% increase in volumes increased revenues approximately $185.0 million. In North America, automotive volumes increased 159% as production on the first Lewisport CALP ramped-up, distribution volumes increased 15% as prior year sales were impacted by an extended planned outage at our Lewisport, as well as the strategic build of inventory in advance of that outage and building and construction volumes increased 6% as a result of favorable demand and improved operating performance. In Europe, improved automotive demand, resulting from recent multi-year supply agreements and customer model launches, increased volumes 23%. In Asia Pacific, increased shipments and an improved mix of products sold resulted from a 47% increase in aerospace volumes. In addition, the higher average aluminum prices included in our invoiced prices increased revenues approximately $231.0 million, a weaker average U.S. dollar favorably impacted the translation of our Europe and Asia-Pacific-based revenues, increasing revenues approximately $53.0 million, and improved rolling margins increased revenues approximately $6.0 million.
The following table presents the estimated impact of key factors that resulted in the 22% increase in our consolidated revenues from the first nine months of 2017 to the first nine months of 2018:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$180.0	16%	$46.0	5%	$5.0	6%	$231.0	11%
Commercial price	12.0	1	(6.0)	(1)	—	—	6.0	—
Volume / mix	145.0	13	23.0	2	17.0	20	185.0	9
Currency	—	—	53.0	5	—	—	53.0	2
Other	5.9	1	(0.5)	—	0.3	—	5.7	—
Total	$342.9	30%	$115.5	12%	$22.3	26%	$480.7	22%
Intra-entity revenues							0.3	—
Total							$481.0	22%
Gross profit for the nine months ended September 30, 2018 was $229.6 million compared to $210.0 million for the nine months ended September 30, 2017. Gross profit was favorably impacted by improved rolling margins and favorable metal spreads that increased gross profit approximately $48.0 million and improved volumes that increased gross profit approximately $17.0 million. These favorable impacts were partially offset by the following:

▪	a $20.6 million increase in depreciation expense, as substantially all of the assets related to the North America ABS Project have been placed into service;

▪
an unfavorable $10.0 million impact related to inflation and net productivity, as favorable productivity in Europe and the North America continuous cast business was more than offset by the impact of the ramp-up of automotive production and the higher cost structure of the Lewisport facility, labor cost inflation, energy price increases and significantly higher North America freight costs; and

▪	a $9.6 million increase in start-up costs, primarily attributable to the North America ABS Project.
Metal price lag had an estimated $0.5 million unfavorable impact on gross profit for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Loss. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2018 and 2017:

		For the nine months ended
		September 30, 2018	September 30, 2017	Change
Location in consolidated statements of comprehensive loss		(dollars in millions)
Gross profit	Favorable metal price lag	$24.1	$24.6	$(0.5)
(Gains) losses on derivative financial instruments	Realized gains (losses) on metal derivatives	15.2	(28.2)	43.4
	Favorable (unfavorable) metal price lag net of realized derivative losses	$39.3	$(3.6)	$42.9
Selling, general and administrative expenses were $153.7 million for the nine months ended September 30, 2018 as compared to $152.7 million for the nine months ended September 30, 2017. The $1.0 million increase included:

•	a $6.6 million increase in professional fees and business development expenses, primarily related to the Merger;

•	an increase in wages of approximately $5.9 million, primarily due to inflation; and

•	a $1.3 million increase in stock-based compensation expense.
These increases were substantially offset by a $13.7 million decrease in start-up costs.
During the nine months ended September 30, 2018 and 2017, we recorded realized (gains) losses on derivative financial instruments of $(15.9) million and $29.0 million, respectively, and unrealized (gains) losses of $(3.1) million and $1.5 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $15.6 million resulting from increased term debt as a result of refinancing activities completed in the second quarter of 2018 and the first quarter of 2017, additional average borrowings on the ABL Facility and a decrease in capitalized interest.
We recorded debt extinguishment costs of $48.9 million during the second quarter of 2018 related to the debt refinancing transactions described further below. These costs consisted primarily of the redemption costs for the Existing Senior Notes and expensing the net unamortized discounts and debt issuance costs of the Existing Senior Notes.
We recorded other income, net of $10.2 million that primarily related to the settlement received in the second quarter of 2018 in connection with Real Industry, Inc.’s bankruptcy reorganization. In connection with the 2015 sale of our former recycling and specification alloys business, we received shares of Real Industry Inc.’s Series B non-participating preferred stock, which were held in escrow to secure certain indemnification obligations under the sale agreement. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time, we recorded an impairment charge reducing the carrying value of the receivables related to the preferred shares held in escrow to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of the reorganized company’s common stock with an estimated fair value of $11.1 million (which shares were distributed to our stockholders through a property dividend of such common stock). The receipt of these shares of common stock, as well as additional net cash considerations, resulted in a gain of $12.2 million.
Our effective tax rates were (27.5)% and (32.1)% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the nine months ended September 30, 2018 and 2017:

	For the nine months ended
	September 30, 2018	September 30, 2017	Change	% Change
	(dollars in millions)
Revenues	$2,644.2	$2,163.2	$481.0	22%
Cost of sales	2,414.6	1,953.2	461.4	24
Gross profit	229.6	210.0	19.6	9
Gross profit as a percentage of revenues	8.7%	9.7%	(1.0)%	(10)
Selling, general and administrative expenses	153.7	152.7	1.0	1
Restructuring charges	2.0	2.1	(0.1)	(5)
(Gains) losses on derivative financial instruments	(19.0)	30.6	(49.6)	(162)
Other operating expense, net	1.9	4.0	(2.1)	(53)
Operating income	91.0	20.6	70.4	342
Interest expense, net	106.0	90.4	15.6	17
Debt extinguishment costs	48.9	—	48.9	*
Other (income) expense, net	(10.2)	8.4	(18.6)	(221)
Loss before income taxes	(53.7)	(78.2)	24.5	(31)
Provision for income taxes	14.7	25.1	(10.4)	(41)
Net loss	$(68.4)	$(103.3)	$34.9	(34)%

Total segment income	$282.6	$186.9	$95.7	51%
Depreciation and amortization	(103.8)	(82.0)	(21.8)	27
Other corporate general and administrative expenses	(37.9)	(32.1)	(5.8)	18
Restructuring charges	(2.0)	(2.1)	0.1	(5)
Interest expense, net	(106.0)	(90.4)	(15.6)	17
Unallocated gains (losses) on derivative financial instruments	3.0	(1.0)	4.0	(400)
Unallocated currency exchange losses	(2.4)	(3.7)	1.3	(35)
Start-up costs	(48.7)	(52.6)	3.9	(7)
Loss on extinguishment of debt	(48.9)	—	(48.9)	*
Other income (loss), net	10.4	(1.2)	11.6	*
Loss before income taxes	$(53.7)	$(78.2)	$24.5	(31)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the nine months ended
	September 30, 2018	September 30, 2017	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$1,471.9	$1,129.0	$342.9	30%
Europe	1,084.7	969.2	115.5	12
Asia Pacific	109.4	87.1	22.3	26
Intra-entity revenues	(21.8)	(22.1)	0.3	(1)
Consolidated revenues	$2,644.2	$2,163.2	$481.0	22%

Metric tons of finished product shipped:
North America	398.5	360.4	38.1	11%
Europe	253.5	240.4	13.1	5
Asia Pacific	21.9	19.4	2.5	13
Intra-entity shipments	(4.1)	(4.4)	0.3	(7)
Total metric tons of finished product shipped	669.8	615.8	54.0	9%

North America Revenues
North America revenues for the nine months ended September 30, 2018 increased $342.9 million compared to the nine months ended September 30, 2017. This increase was primarily due to the following:

•	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $180.0 million;

•
an 11% increase in volumes increased revenues approximately $145.0 million. Automotive volumes were up 159%, primarily due to the ramp-up of commercial shipments from the first CALP in Lewisport. Distribution volumes increased 15% as prior year sales were impacted by an extended planned outage at our Lewisport, as well as the strategic build of inventory in advance of that outage. Building and construction volumes increased 6% as a result of favorable demand and improved operating performance; and

•	improved rolling margins increased revenues approximately $12.0 million.
Europe Revenues
Europe revenues for the nine months ended September 30, 2018 increased $115.5 million compared to the nine months ended September 30, 2017. This increase was primarily due to the following:

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues approximately $53.0 million;

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately $46.0 million; and

▪
a 5% increase in volumes increased revenues approximately $23.0 million. Recent multi-year supply agreements as well as model launches resulted in a 23% increase in automotive volumes. The impact of aerospace supply chain destocking in the first half of the year was substantially offset by a return to normal demand patterns in the third quarter of 2018 and the benefit received from our recent multi-year supply agreements.

These increases were partially offset by lower rolling margins that decreased revenues approximately $6.0 million. The lower rolling margins resulted from pricing pressure in the aerospace spot market and the contractual pricing in our multi-year automotive and aerospace supply agreements.
Asia Pacific Revenues
Asia Pacific revenues for the nine months ended September 30, 2018 increased $22.3 million compared to the nine months ended September 30, 2017. This increase was primarily due to the following:

▪	a 13% increase in volumes, including a 47% increase in aerospace shipments, increased revenues approximately $17.0 million; and

▪	higher aluminum prices included in the invoiced price of products sold increased revenues approximately$5.0 million.

Segment Income and Gross Profit
For the nine months ended September 30, 2018 and 2017, segment income and our reconciliation of segment income to gross profit are presented below:

	For the nine months ended
	September 30, 2018	September 30, 2017	Change	% Change
Segment income:	(dollars in millions)
North America	$165.5	$75.2	$90.3	120%
Europe	101.0	101.7	(0.7)	(1)
Asia Pacific	16.1	10.0	6.1	61
Total segment income	282.6	186.9	95.7	51
Items excluded from segment income and included in gross profit:
Depreciation	(95.1)	(74.5)	(20.6)	28
Start-up costs	(33.4)	(23.8)	(9.6)	40
Other	—	0.9	(0.9)	(100)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	91.7	84.3	7.4	9
Realized (gains) losses on derivative financial instruments	(16.0)	29.5	(45.5)	(154)
Other	(0.2)	6.7	(6.9)	(103)
Gross profit	$229.6	$210.0	$19.6	9%

North America Segment Income
North America segment income for the nine months ended September 30, 2018 increased $90.3 million compared to the nine months ended September 30, 2017. This increase was primarily due to the following:

▪
improved rolling margins and favorable metal spreads, which resulted from rising aluminum prices, improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $56.0 million;

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $41.0 million. 2018 metal lag was impacted by a substantially higher Midwest Premium; and

▪	an increase in volumes increased segment income approximately $14.0 million.
These increases were partially offset by inflation and net productivity that decreased segment income approximately $20.0 million. The non-Lewisport operations delivered solid productivity gains and improved operational performance. However, these improvements were more than offset by wage inflation, significantly higher freight costs and unfavorable productivity at our Lewisport facility. Productivity at the Lewisport facility was affected by the automotive ramp-up and a cost structure designed for a manufacturing rate at which the facility is not yet producing.
Europe Segment Income
Europe segment income for the nine months ended September 30, 2018 decreased $0.7 million compared to the nine months ended September 30, 2017. This decrease was primarily due to the following:

▪
lower rolling margins and increased slab costs, resulting from having sourced purchases from other suppliers as a result of the Rusal sanctions, and higher hardener costs decreased segment income approximately $8.0 million; and

▪
a weaker mix of aerospace products sold in the first half of the year offset the impact of improved automotive volumes. In addition, better operating performance drove successful working capital initiatives that continued to reduce finished good inventory levels, resulting in unfavorable cost absorption. Volume, mix and absorption changes decreased segment income approximately $4.0 million.

These decreases were substantially offset by the following:

▪	productivity gains from improved operational stability and cost optimization more than offset inflation, resulting in increased segment income of approximately $8.0 million; and

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $2.4 million.

Asia Pacific Segment Income
Asia Pacific segment income for the nine months ended September 30, 2018 increased $6.1 million compared to the nine months ended September 30, 2017. This increase was primarily due to the following:

▪	higher volumes and an improved mix of aerospace shipments increased segment income approximately $7.0 million; and

▪	improved productivity more than offset inflation, resulting in increased segment income of approximately $1.0 million.
These increases were partially offset by the net impact of a weaker U.S. dollar which negatively impacted aerospace margins and decreased segment income approximately $1.0 million.
Liquidity and Capital Resources
Liquidity at September 30, 2018 was $475.4 million, which consisted of $413.4 million of availability under the ABL Facility, $56.7 million of cash and $5.3 million of cash restricted for payments of the China Loan Facility. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the nine months ended September 30, 2018 and 2017.

	For the nine months ended
	September 30, 2018	September 30, 2017
Net cash (used) provided by:	(in millions)
Operating activities	$(67.4)	$(32.5)
Investing activities	(76.9)	(177.4)
Financing activities	100.2	226.8
Cash Flows from Operating Activities
Cash flows used by operating activities were $67.4 million for the nine months ended September 30, 2018, which resulted from $86.4 million of cash from earnings and a $153.9 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $146.0 million, $135.7 million, $76.9 million and $46.2 million in accounts receivable, inventory, accounts payable and accrued and other liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume and higher aluminum prices. Our average days sales outstanding (“DSO”) for the twelve months ended September 30, 2018 increased by two days compared with the average DSO for the year ended December 31, 2017 and revenues in the month of September 2018 were approximately $105.3 million higher than the month of December 2017, leading to an increase in accounts receivable. While our average days payables outstanding (“DPO”) for the twelve months ended September 30, 2018 remained consistent with the average DPO for the year ended December 31, 2017, the sanctions levied against United Company Rusal Plc have recently shortened the payment terms on accounts payable in Europe. The increase in inventory was primarily due to the seasonal build of inventory, an increase in aluminum prices and increased inventory in North America related to the ramp-up of automotive production, partially offset by working capital optimization efforts in Europe. Our average days inventory outstanding (“DIO”) for the twelve months ended September 30, 2018 decreased approximately five days from the average DIO for the year ended December 31, 2017. The increase in accrued and other liabilities was primarily due to deferred revenue associated with $60.0 million of capacity reservation fees received in the first half of 2018, partially offset by interest payments.
Cash flows used by operating activities were $32.5 million for the nine months ended September 30, 2017, which resulted from $6.8 million of cash from earnings and a $39.3 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $60.2 million, $53.0 million, $35.8 million and $31.9 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume. While our average DSO for the twelve months ended September 30, 2017 remained consistent with the average DSO for the year ended December 31, 2016, revenues in the month of September 2017 were approximately $73.9 million higher than the month of December 2016, leading to an increase in accounts receivable. Our average DPO for the twelve months ended September 30, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in inventory was primarily due to an increase in aluminum prices. Our average DIO for the twelve months ended September 30, 2017increased from the average DIO for the year ended December 31, 2016 due to the rising aluminum prices as well as lower shipment volumes and the strategic build of inventory in North America in preparation for the production outage at our Lewisport facility. The increase in accrued liabilities was primarily due to increased accrued interest, resulting from the additional 9½% Senior Secured Notes issued during the year as well as the timing of interest payments.
Cash Flows from Investing Activities
Cash flows used by investing activities were $76.9 million for the nine months ended September 30, 2018, primarily related to capital expenditures.
Cash flows used by investing activities were $177.4 million for the nine months ended September 30, 2017, and included $174.9 million of capital expenditures, primarily resulting from the North America ABS Project and related non-ABS equipment upgrades at our Lewisport facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $100.2 million for the nine months ended September 30, 2018, which resulted from net cash proceeds of $1,483.0 million from the New Financing. These proceeds were partially offset by the redemption of the Existing Senior Notes, which totaled $1,289.5 million including the prepayment premiums, net cash repayments of $64.1 million on outstanding borrowings under the ABL Facility, $20.4 million of debt issuance costs related to the New Financing and $5.5 million of payments on the China Loan Facility.
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

Amounts borrowed under the Term Loan Facility amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility.
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of September 30, 2018.
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

The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Subsidiary Guarantors’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of September 30, 2018.
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
As of September 30, 2018, we estimate that the borrowing base would have supported borrowings of up to $690.0 million. We had outstanding borrowings of $251.0 million under the ABL Facility as of September 30, 2018. After giving effect to outstanding borrowings and letters of credit, Aleris International had $413.4 million available for borrowing under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of September 30, 2018.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 873.8 million (or equivalent to approximately $127.2 million as of September 30, 2018) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $59.7 million as of September 30, 2018) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of September 30, 2018. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three and nine months ended September 30, 2018 and 2017, our reconciliation of Adjusted EBITDA to net loss and net cash provided (used) by operating activities is presented below.

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in millions)
Adjusted EBITDA	$77.0	$45.5	$215.5	$163.7
Unrealized (losses) gains on derivative financial instruments	(10.4)	(18.8)	3.1	(1.5)
Restructuring charges	(0.2)	(0.9)	(2.0)	(2.1)
Unallocated currency exchange losses on debt	(1.2)	(1.8)	(2.5)	(3.1)
Stock-based compensation expense	(2.1)	(0.4)	(2.8)	(1.5)
Start-up costs	(9.8)	(22.8)	(48.7)	(52.6)
Favorable (unfavorable) metal price lag	4.3	(1.0)	39.3	(3.6)
Loss on extinguishment of debt	—	—	(48.9)	—
Other	(5.7)	(1.4)	3.1	(5.1)
EBITDA	51.9	(1.6)	156.1	94.2
Interest expense, net	(37.5)	(32.0)	(106.0)	(90.4)
Provision for income taxes	(5.4)	(1.6)	(14.7)	(25.1)
Depreciation and amortization	(35.0)	(30.5)	(103.8)	(82.0)
Net loss	(26.0)	(65.7)	(68.4)	(103.3)
Depreciation and amortization	35.0	30.5	103.8	82.0
Provision for (benefit from) deferred income taxes	3.2	(0.5)	5.0	13.9
Stock-based compensation expense	2.1	0.4	2.8	1.5
Unrealized losses (gains) on derivative financial instruments	10.3	18.8	(3.2)	1.5
Amortization of debt issuance costs	2.2	0.7	3.6	2.1
Loss on extinguishment of debt	—	—	48.9	—
Non-cash gain	—	—	(11.1)	—
Other	2.6	4.2	5.1	9.1
Change in operating assets and liabilities:
Change in accounts receivable	(11.4)	7.6	(146.0)	(60.2)
Change in inventories	(31.7)	5.3	(135.7)	(53.0)
Change in other assets	3.1	0.2	4.7	6.2
Change in accounts payable	35.2	11.5	76.9	35.8
Change in accrued and other liabilities	14.8	29.5	46.2	31.9
Net cash provided (used) by operating activities	$39.4	$42.5	$(67.4)	$(32.5)
For the three and nine months ended September 30, 2018 and 2017, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in millions)
Revenues	$911.3	$712.8	$2,644.2	$2,163.2
Hedged cost of metal	(534.4)	(425.2)	(1,539.3)	(1,258.7)
(Favorable) unfavorable metal price lag	(4.3)	1.0	(39.3)	3.6
Commercial margin	$372.6	$288.6	$1,065.6	$908.1

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
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at September 30, 2018.
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
As of September 30, 2018, we had 160.0 thousand metric tons and 275.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2017, we had 147.9 thousand metric tons and 249.7 thousand metric tons of metal buy and sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2018 and December 31, 2017, we had 4.0 trillion and 3.5 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of September 30, 2018 and December 31, 2017 we had 1.1 million and 1.5 million gallons of diesel swap contracts outstanding, respectively.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of September 30, 2018 and December 31, 2017, we had euro forward contracts covering a notional amount of €69.1 million and €100.8 million, respectively.
Interest Rate Risks
As of September 30, 2018, subsequent to the debt refinancing transactions discussed above, approximately 77% of our debt obligations had variable interest rates. We are subject to interest rate risk related to the Term Loan Facility, the ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of September 30, 2018, Aleris International had $1,097.3 million and $251.0 million of borrowings under the Term Loan Facility and the ABL Facility, respectively, and Aleris Zhenjiang had $157.8 million of borrowings under the Zhenjiang Term Loans. In the third quarter of 2018, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 million the Term Loan Facility for the period of October 31, 2018 through June 28, 2019, thus significantly offsetting our exposure to changes in interest rates.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at September 30, 2018 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2018:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$4.7	$(25.5)
Energy	0.6	(1.5)
Currency	(2.7)	(8.3)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
You should carefully consider the risks disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 in addition to the other information set forth in our Quarterly Report on Form 10-Q for the period ending June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
  None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 26, 2018, among Aleris Corporation, Novelis Inc., Novelis Acquisitions LLC and OCM Opportunities ALS Holdings, L.P. (filed as Exhibit 2.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on July 27, 2018 and incorporated herein by reference).

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

ALERIS CORPORATION

Date:	November 7, 2018	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)