Form 10-K
period 2018-12-31
Aleris Corp
filed 2019-03-08
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or ermerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
There were 32,380,867 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 15, 2019.
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
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income (loss) from discontinued operations, net of tax.” Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows for the years ended December 31, 2015 and 2014 reflect the combined cash flows from our continuing and discontinued operations.
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
Company Overview
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to serve our customers globally. Our diversified customer base includes a number of industry-leading companies such as Airbus, Audi, Boeing, Bombardier, Daimler, Embraer, Ford, General Motors and Volvo. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers. For the year ended December 31, 2018, we generated revenues of $3.4 billion, of which approximately 60% were derived from North America, 32% were derived from Europe and the remaining 8% were derived from the rest of the world.

Company History
Our predecessor was formed at the end of 2004 through the merger of Commonwealth Industries, Inc. and IMCO Recycling, Inc. The predecessor’s business grew through a combination of organic growth and strategic acquisitions, the most significant of which was the 2006 acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”). The Corus Aluminum acquisition doubled our predecessor’s size and significantly expanded both its presence in Europe and its ability to manufacture higher value-added products, including aerospace and autobody sheet (“ABS”).
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
See Note 16, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for financial and geographic information about our segments.

The following charts present the percentage of our consolidated revenue by reportable segment and by end-use for the year ended December 31, 2018:
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, automotive, truck trailer, consumer durables and other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, automobiles, truck trailers, appliances and recreational vehicles.
We are continuing to implement our previously announced project to add ABS capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center. We have also invested in upgrades to other key non-ABS equipment at this facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. The Lewisport facility has been shipping ABS and wide non-ABS to customers using the re-engineered hot mill, the new wide cold mill and the first of the two CALPs since the fourth quarter of 2017. We have completed the construction and installation and are substantially through commissioning of the facility’s second CALP, which is now producing commercial shipments. We believe the investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.
In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs have historically been excluded from segment Adjusted EBITDA and segment income. The North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018. Beginning in the third quarter of 2018, the majority of the costs previously classified as start-up costs were included in segment Adjusted EBITDA and segment income. Start-up costs associated with the second CALP continue to be excluded from these performance metrics.
We have the largest footprint of continuous cast operations of any aluminum rolled products producer in North America. Our continuous cast operations have lower capital requirements and lower operating costs compared to our direct-chill cast operations.
For our continuous cast operations, scrap input typically comprises over 90% of our overall metal needs, which provides substantial benefits, including metal cost savings. For the year ended December 31, 2018, approximately 99% of our North America revenues were derived using a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee.

Our North America segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 84 inches. The following table summarizes our North America segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware and siding)	• American Construction Metals, First American, Gentek Building Products, Kaycan, Midwest Metals, Omnimax, Ply Gem Industries, Quality Edge, Rollex	• Jupiter Aluminum, JW Aluminum, Arconic, Vulcan
• Automotive	• General Motors, Ford, Kamtek	• Arconic, Novelis, Constellium, Nanshan, AMAG, Hydro. UACJ
• Metal distribution	• Champagne Metals, Metals USA, Reliance, Ryerson, Samuel & Son, Thyssenkrupp-KenMac	• Arconic, Novelis, Constellium, Ta-Chen, Asian-American, Metal Exchange
• Truck trailer	• Great Dane, Hyundai Translead, Rockwell Metals, Utility Trailer	• Arconic, Constellium, JW Aluminum, Novelis, Vulcan
• Consumer durables, specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	• ABB, Brunswick Boat Group, Ermco Distribution Transformers, Generation III, RPR Products	• Arconic, Gränges, JW Aluminum, Novelis, Skana Aluminum, Constellium
• Converter foil, fins and tray materials	• Chart Energy & Chemicals, HFA, Reynolds	• JW Aluminum, Gränges, Novelis, Skana Aluminum, SAPA
Key operating and financial information for the segment is presented below:

North America	For the years ended December 31,
(Dollars in millions, volumes in thousands of tons)	2018	2017	2016
Metric tons of finished product shipped	517.5	462.0	484.3
Revenues	$1,915.7	$1,467.8	$1,365.1
Segment income (1)	$196.0	$88.0	$86.1
Segment Adjusted EBITDA (1)(2)	$162.1	$96.5	$81.4
Total segment assets	$1,460.0	$1,309.9

(1)
Segment income and segment Adjusted EBITDA exclude start-up operating losses and expenses incurred during the start-up period. For the years ended December 31, 2018, 2017 and 2016, start-up costs were $45.3 million, $66.6 million and $41.5 million, respectively.

(2)
Segment Adjusted EBITDA is a non-GAAP financial measure. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment Adjusted EBITDA and a reconciliation to segment income.

Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Koblenz, Germany and the other in Duffel, Belgium, and an aluminum cast house in Voerde, Germany. The segment produces aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), heat-treated plate for engineered product applications and industrial coil and sheets. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses, which command some of the highest margins in the industry.
For over a decade, we have been a leading supplier of automotive and aerospace aluminum rolled products in Europe. We believe the technical and quality requirements needed to participate in these end-uses provides us with a competitive advantage. In 2018 we qualified and started production of wingskin products, a product for commercial aircraft wings to be used in the aerospace industry, in Koblenz.

Our Europe segment produces rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our Europe segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate and sheet	• Airbus, Boeing, Bombardier, Dassault, Embraer	• Arconic, AMAG, Constellium, Kaiser
• Autobody sheet (inner, outer and structural parts)	• Audi, Daimler, Renault, Volvo, VW Group	• AMAG, Constellium, Hydro, Novelis, Profilglass, Maaden, Nanshan
• Clad brazing sheet (heat exchanger materials for automotive and general industrial)	• Mahle, Dana, Denso, Hanon, Modine, Chart	• Arconic, AMAG, Gränges, Hydro, UACJ
• Industrial plate and sheet (tooling, molding, road & rail, shipbuilding, LNG, silos, anodizing qualities for architecture, multi-layer tubing, and general industry)	• Amari Group, Amco, Euramax, Gilette, Henco, Linde, Multivac, RemiClaeys, SAG, Thyssenkrupp	• Arconic, AMAG, Constellium, Hydro, Novelis, Elval. Aludium, Zhongwang, Nanshan
Key operating and financial information for the segment is presented below:

Europe	For the years ended December 31,
(Dollars in millions, volumes in thousands of tons)	2018	2017	2016
Metric tons of finished product shipped	330.4	317.3	326.7
Revenues	$1,407.4	$1,300.7	$1,222.6
Segment income	$129.8	$127.4	$149.4
Segment Adjusted EBITDA (1)	$128.7	$127.7	$151.3
Total segment assets	$736.4	$738.4

(1)
Segment Adjusted EBITDA is a non-GAAP financial measure. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Segments” for a definition and discussion of segment Adjusted EBITDA and a reconciliation to segment income.

Asia Pacific
Our Asia Pacific segment consists of a rolling mill in Zhenjiang, Peoples Republic of China (PRC) that produces technically demanding and value-added plate products for aerospace, semiconductor equipment, general engineering, distribution and other end-uses worldwide. Substantially all of our Asia Pacific segment’s products are manufactured to specific customer requirements using direct-chill cast technologies that allow us to use and offer a variety of alloys and products principally for aerospace and also for a number of other technically demanding end-uses.
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
We expect demand for aluminum plate in Asia to grow, driven by the development and expansion of industries serving aerospace, semiconductor, rail and other technically demanding applications. In anticipation of this demand, we built the Zhenjiang rolling mill with 250,000 tons of hot mill capacity and the capability to both expand into other high growth and high value-added products, including ABS, clad brazing sheet and other technically demanding products, as well as produce additional aerospace and heat treated plate with modest incremental investment. Currently, we are expanding our aerospace offerings by investing in machining equipment, and are introducing advanced alloys to allow for the production of pre-machined plates for commercial aircraft wings to be used in the aerospace industry, commercial shipments of which are expected to begin in the second half of 2019.

The following table summarizes our Asia Pacific segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate	• Airbus, Bombardier, Boeing, All Metal Services, Castle Metals, AVIC, Comac, Korean Aerospace Industries, Thyssenkrupp Aeropsace	• Arconic, Constellium, Kaiser, Nanshan, Chinalco, Kumz, SWA, NELA
• Heat treated plate	• Clinton Aluminum, Hengtai, Jusung, Thyssenkrupp, Huahang	• Arconic, AMAG, Alro, Constellium, Kaiser, Kumz, Nanshan. UACJ
• Non-heat treated plate	• Kobelco Precision Parts, Korean Non Ferrous, Tozzhin	• UACJ, Alnan, SWA, NELA, Zhongwang, Nanshan, Kobelco
Key operating and financial information for the segment is presented below:

Asia Pacific	For the years ended December 31,
(Dollars in millions, volumes in thousands of tons)	2018	2017	2016
Metric tons of finished product shipped	29.4	26.9	22.2
Revenues	$148.8	$122.3	$100.5
Segment income	$23.6	$15.0	$10.8
Segment Adjusted EBITDA (1)	$22.2	$12.6	$10.4
Total segment assets	$340.2	$371.4

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
Sales and Marketing
We sell our products to end-users and distributors, principally for use in the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries. Backlog as of December 31, 2018 and 2017 was approximately $88.1 million and $114.3 million, respectively, for North America, $251.2 million and $244.5 million, respectively, for Europe, and $86.0 million and $39.1 million, respectively, for Asia Pacific.
Sales of products are made through each segment’s own sales force, which are strategically located to provide international coverage, and through a broad network of sales offices and agents in North America and major European countries, as well as in Asia and Australia. The majority of our customer sales agreements in our segments are for a term of one year or less.

Competition
The worldwide aluminum industry is highly competitive. Aluminum also competes with other materials such as steel, plastic, composite materials and glass for various applications.
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
Research and Development
Our research and development organization includes three centers in Europe, one in North America and one in Asia, with a support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $18.4 million, $16.0 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Employees
As of December 31, 2018, we had a total of approximately 5,500 employees, which included approximately 1,900 employees engaged in administrative and supervisory activities and approximately 3,600 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 64% of our U.S. employees and substantially all of our non-U.S. employees were covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.

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
Our aggregate accrual for environmental matters was $25.6 million and $22.1 million at December 31, 2018 and 2017, respectively. Of these amounts, approximately $11.9 million and $10.2 million are indemnified at December 31, 2018 and 2017, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our financial condition, results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
In addition, we have asset retirement obligations of $6.8 million and $6.1 million for the years ended December 31, 2018 and 2017, respectively, for costs related to the future removal of asbestos and costs to remove underground storage tanks. The related asset retirement costs are capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful life of the related asset. See Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills. If salt cake was ever classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase, which could result in significant increased expenditures.
Financial Information About Geographic Areas
See Note 16, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
ITEM 1A. RISK FACTORS.
Risks Related to Our Business
If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.
Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to successfully execute our significant ongoing, or any future, strategic investments, achieve all operating cost savings targeted through focused productivity improvements and capacity optimization, further enhance our business and product mix, manage key commodity exposures and opportunistically pursue strategic transactions, some of which may be material. Implementation of our business strategy may be impacted by factors outside of our control, including competition, commodity price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

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
The consummation of the Merger is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the representations and warranties of the parties being true and correct, except as permitted by the agreement governing the Merger, (ii) the parties’ performance in all material respects of their respective covenants and other obligations, and (iii) the expiration or termination of the applicable Hart-Scott-Rodino waiting period and the receipt of certain foreign regulatory approvals. The Merger is not subject to a financing condition. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be consummated. Several of the closing conditions are not within our control, and it is not known whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the closing conditions are not timely satisfied, or if another event occurs that delays or prevents the Merger, our business, financial condition and results of operations may be materially and adversely affected.
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
We derive a portion of our revenues from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in the general economy. The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of the U.S. and global economies and numerous other factors, including the availability of financing, regulatory requirements, the retirement of older aircraft and the effects of terrorism. A number of major airlines have consolidated, undergone bankruptcy or comparable insolvency proceedings and experienced financial strain from competitive pressures and volatile fuel prices. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, production issues and delays in the launch of new aircraft programs at major aircraft manufacturers, stock variations in the supply chain, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could materially adversely affect our financial condition and results of operations.
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
In addition, the market price of aluminum has historically been subject to significant cyclical price fluctuations. Although in recent years global economic and commodity trends have been increasingly correlated, the timing of changes in the market price of aluminum is largely unpredictable. Changes in the market price of aluminum impact the selling prices of our products and the benefit we gain from using scrap in our manufacturing process. Market prices of aluminum are dependent upon supply and demand and a variety of factors over which we have minimal or no control, including:

▪	regional, global economic and political conditions;

▪	availability and relative pricing of metal substitutes;

▪	labor costs;

▪	energy prices;

▪	governmental regulations;

▪	seasonal factors and weather; and

▪	tariffs, import and export levels and/or other trade restrictions.
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
The overall price of primary aluminum consists of several components, including the underlying base metal component, which is typically based on quoted prices from the London Metal Exchange (LME) and the regional premium, which comprises the incremental price over the base LME component that is associated with the delivery of metal to a particular region as further described below. The LME price is typically driven by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories) and financial investors, and may be impacted by political conditions and changes in laws, regulations and policies, such as those related to international trade. Speculative trading in aluminum and the influence of hedge funds and other financial institutions participating in commodity markets have contributed to higher levels of price volatility. Furthermore, the North America and Europe segments are exposed to variability in the market price of a regional premium differential (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including based on the supply of and demand for metal in a particular region, associated transportation costs and the extent of warehouse financing transactions, which limit the amount of physical metal flowing to consumers and increases the price differential as a result. During times of greater volatility in the premium, the variability in our earnings can also increase. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our customers, who may delay purchases from us during times of uncertainty with respect to the premium differential or seek to purchase alternative materials or lower priced imported products which are not susceptible to the changes in these premium differentials. The North America and Europe segments follow a pattern of increasing or decreasing their selling prices to customers in response to changes in the Midwest Premium and the Rotterdam Premium. In addition, aluminum prices could fluctuate as a result of LME warehousing rules. Warehousing rules could also cause an increase in the supply of aluminum which may cause regional delivery premiums and LME aluminum prices to fall. A sustained weak LME aluminum pricing environment or adverse changes in LME aluminum prices or regional premiums, or the inability to pass through any fluctuation in aluminum prices or regional premiums to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
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
We purchase and sell LME forwards, futures and options contracts to reduce our exposure to changes in aluminum, copper and zinc prices. While exchanges have recently begun to offer derivative financial instruments to hedge premium differentials, we are only beginning to use these markets in our risk management practices. Despite the use of LME forwards, futures and options contracts, we remain exposed to the variability in prices of aluminum scrap and premium differentials. We depend on scrap for our operations, and seek to take advantage of the lower price of scrap metals compared to primary aluminum to provide a cost-competitive product. While aluminum scrap is typically priced in relation to prevailing LME prices, it may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. At this time, financial instruments are not readily available to effectively hedge against the scrap spread, and to the extent this spread narrows, our competitive advantage may be reduced. In addition, we purchase forwards, futures or options contracts to reduce our exposure to changes in natural gas and fuel prices, currency risks and interest rate risks. To the extent our hedging contracts fix prices or exchange rates, if prices or exchange rates are below the fixed prices or rates established by such contracts, then our income and cash flows will be lower than they otherwise would have been.
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
A deterioration of our financial position or a downgrade of our credit ratings could adversely affect our financing, limit our access to the capital or credit markets or our liquidity facilities, or otherwise adversely affect our ability to obtain new financing on favorable terms or at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we incur, or otherwise impair our business, financial condition and results of operations. Moreover, it could also increase our borrowing costs, trigger the posting of cash collateral and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. As discussed above, we enter into various forms of hedging arrangements against commodity, energy, currency and interest rate risks. Financial strength and credit ratings are important to the availability and terms of these hedging and financing activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities.
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
Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications. Higher aluminum prices relative to substitute materials tend to make aluminum products less competitive with these alternative materials. In addition, environmental, trade and other laws and regulations may also increase our costs, which we may seek to pass on to our customers. These regulations may make our products less competitive as compared to materials that are subject to fewer regulations. The willingness of customers to accept substitutions for aluminum could reduce demand or prices for our products, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
If our products fail to meet customer requirements, we could incur losses which could adversely affect our reputation, business and results of operations.

Product manufacturing in our business is a highly complex process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards or are defective, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident at a later time, including after shipment. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, supply chain interruptions, natural disasters, labor unrest and environmental factors. We have experienced product quality, performance or reliability problems and defects from time to time, and similar defects or failures may occur in the future. If these failures or defects occur, they could result in losses or product recalls, customer penalties, contract cancellation and product liability exposure. A significant product recall could adversely affect product demand, result in negative publicity, damage to our reputation and could lead to a loss of customer confidence in our products. Any of such consequences could have a material adverse effect on our reputation, business and results of operations.

The qualification process for our products can be lengthy and unpredictable, possibly delaying adoption of our products and causing us to incur expense possibly without recovery.
Qualification of our products by many of our customers can be lengthy and unpredictable and many of these customers have extensive sourcing and qualification processes. The qualification process requires substantial time and financial resources, with no certainty of success or recovery of our related expenses. In addition, even after an extensive qualification process, our products may fail to meet the standards sought by our customers and may not be qualified for use by such customers. Further, our continued process improvements and cost-reduction efforts may require us or our customers to re-qualify our products. Failure to qualify or re-qualify our products may result in us losing such customers or customer contracts, which could materially adversely affect our business and results of operations.
The loss of certain members of our management may have an adverse effect on our operating results.
Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. The continuity of key personnel and the preservation of institutional knowledge are vital to the success of our growth and business strategy. If we lose or suffer an extended interruption in the services of one or more of our senior management or other key employees or fail to develop adequate succession plans for key positions, our financial condition and results of operations may be negatively affected. Moreover, competition for the pool of qualified individuals may be high, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.
If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for less than 35% of our consolidated revenues for the year ended December 31, 2018. No one customer accounted for more than 10% of those revenues. A loss of order volumes from, a loss of industry share by, or a significant downturn or deterioration in the business or financial condition of, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. If we fail to successfully maintain, renew, renegotiate or re-price our long-term agreements or related arrangements with our largest customers, or if we fail to successfully replace business lost from any such customers, our results of operations, financial condition and cash flows could be materially adversely affected.
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
Approximately 70% of our consolidated revenues for the year ended December 31, 2018 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.

Our business requires substantial capital investments that we may be unable to fulfill, and we may be unable to timely complete our expected capital investments or may be unable to achieve the anticipated benefits of such investments.
Our operations are capital intensive. Our capital expenditures were $108.2 million, $207.7 million and $358.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capital expenditures over the past three years include spending related to maintenance and our strategic investments, including investments of approximately $425.0 million to build a new wide cold mill, two CALPs and an automotive innovation center in Lewisport, Kentucky in connection with our North America ABS Project. We also invested in upgrades to other key non-ABS equipment at the facility, including upgrading our ingot scalper and pre-heating furnace capabilities and widening the hot mill, to capture additional opportunities. We began shipping ABS from this facility in the fourth quarter of 2017.
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
Our Asia Pacific operations may require significant funding support that we may be unable to fulfill and expose us to certain risks inherent with operating a facility in China.
The Zhenjiang rolling mill began limited production in the beginning of 2013 and exited the start-up phase of operations in the first quarter of 2015. The mill required funding for residual capital expenditures, working capital, and principal and interest on third party debt, reaching an aggregate of $30.0 million in 2018. This funding was obtained from capital provided by us.
Significant investment in the Zhenjiang rolling mill is needed to fund our anticipated future sales growth. Working capital requirements are anticipated to be funded with cash generated from the Zhenjiang rolling mill operations and capital provided by us. We also have an RMB 410.0 million (or equivalent to approximately $59.6 million as of December 31, 2018) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China. As of December 31, 2018, we had no amounts outstanding under the Zhenjiang Revolver. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese region. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang Revolver. We cannot be certain that we will be able to draw any amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to further increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital needs in China, which may diminish or delay our ability to produce and sell material from the Zhenjiang rolling mill.
Our operations in China may be materially adversely affected by economic, political, legal, regulatory, competitive and other factors in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. Our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new and/or vague and uncertain. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China also experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and the retention of adequate labor may be a challenge for our operations in China. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. In addition, any political or trade controversies between the United State and China could adversely affect our operations in China, which in turn could affect our business, financial condition and results of operations.
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

▪	currency exchange rate fluctuations;

▪	tariffs and other trade barriers;

▪	the potential for nationalization of enterprises or government policies favoring local production;

▪	renegotiation or nullification of existing agreements;

▪	interest rate fluctuations;

▪	high rates of inflation;

▪	currency restrictions and limitations on repatriation of funds;

▪	compliance with privacy and data security laws, such as the European Union’s General Data Protection Regulation;

▪	differing protections for intellectual property and enforcement thereof;

▪	differing and, in some cases, more stringent labor regulations;

▪	divergent environmental laws and regulations; and

▪	political, economic and social instability.
The occurrence of, or uncertainty related to, any of these events (or the perception that such events may occur) could cause our costs to rise, limit growth opportunities, have a negative effect on our operations and our ability to plan for future periods or cause our customers to delay or reduce their spending or result in market volatility or currency exchange fluctuations. In certain regions, the degree of these risks may be higher due to more volatile economic conditions, less developed and predictable legal and regulatory regimes and increased potential for various types of adverse governmental action.
In particular, global uncertainty about the direction of U.S. trade policy and the rising threat of changes in tariffs and trade barriers in countries where we do business could cause our customers to delay or reduce their spending or seek substitute materials as a result of increased costs. Also, other countries may retaliate against the U.S. by imposing tariffs on U.S. exports which could reduce demand for our customers’ products outside the U.S. The current U.S. administration has also indicated its intention to withdraw from or substantially modify various international trade agreements. Depending on the nature of these changes, our business could be adversely impacted.
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
We use over-the-counter (“OTC”) derivatives products to hedge our metal commodity, energy, currency and interest rate risks. Legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and participants in these markets, including, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with market intermediaries that are subject to extensive regulation. In addition, if major financial institutions are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity in the derivative markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties. As regulatory regimes continue to develop and additional regulations may be implemented, the ultimate costs of derivatives legislation in the U.S. and other jurisdictions, including the European Union, on our business remain uncertain. However, any such costs could be significant and have an adverse effect on our results of operations and financial condition. Additional derivatives regulations or changes to existing regulations could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition or could require us to change certain of our business practices or develop a new compliance infrastructure.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business and have an adverse effect on our financial condition, results of operations and ability to satisfy our obligations under our indebtedness.
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our North America segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the U.S. Internal Revenue Code (“Code”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), for these plans have been met as of December 31, 2018, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $44.9 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”) of certain “reportable events” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations and ability to satisfy our obligations under our indebtedness.
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
The Company is subject to income taxes in the United States and various foreign jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect the Company’s business, financial condition and profitability by increasing our tax liabilities and tax compliance costs. The Company’s future results of operations could be adversely affected by changes in its effective tax rate as a result of a change in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles and changes in the valuation of deferred tax assets and liabilities. In particular, on December 22, 2017, H.R. 1 (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law. The Tax Cuts and Jobs Act makes extensive changes to the U.S. tax laws and, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In particular, the Tax Cuts and Jobs Act limits our annual deduction for business interest expense to an amount equal to 30% of our “adjusted taxable income” (as defined in the Code) for the taxable year. We expect to be significantly impacted by the limitation on the deductibility of business interest expense, though we expect to offset this impact through utilization of our net operating losses. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain, and our business and financial condition could be adversely affected. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax provision for the year ended December 31, 2017. The impact on the year ended December 31, 2018 and on future years may be material to the consolidated financial statements. We continue to examine the impact the Tax Cuts and Jobs Act may have on our business.
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
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2018, our total consolidated indebtedness was $1.9 billion, excluding $25.4 million of outstanding letters of credit. We also would have had the ability to borrow up to $353.3 million under the ABL Facility. Aleris Zhenjiang has a $59.6 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) revolving credit facility, none of which was borrowed at December 31, 2018. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indenture governing the $400.0 million aggregate principal amount of the newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”) and the credit agreement governing the senior secured first-lien term loan in an aggregate principal amount of $1,100 million (the “Term Loan Facility”).
Our substantial level of debt and debt service obligations could have important consequences, including the following:

▪
making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the indenture governing the 2023 Junior Priority Notes and the agreements governing our other indebtedness;

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

▪	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under the ABL Facility and the Term Loan Facility, are at variable rates of interest;

▪	exposing our cash flows to changes in floating rates of interest such that an increase in floating rates could negatively impact our cash flows;

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
The ABL Facility matures on the earliest of (x) June 25, 2023, (y) the date that is 60 days prior to the scheduled maturity date of the term loans under the Term Loan Facility or (z) the date that is 60 days prior to the scheduled maturity date of the 2023 Junior Priority Notes, the 2023 Junior Priority Notes mature on July 15, 2023 and the Term Loan Facility matures on February 27, 2023. On or before the applicable maturity dates, we will need to refinance such indebtedness, which we may seek to refinance at any time. We cannot assure you the timing of any potential refinancing, that we will be able to access the capital or credit markets or refinance any of our indebtedness on attractive terms on or before maturity or on commercially reasonable terms or at all.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness, in the future. Although the credit agreement governing the ABL Facility and the indenture governing the 2023 Junior Priority Notes and the credit agreement governing the Term Loan Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. Aleris International’s ability to borrow under the ABL Facility will remain limited by the amount of the borrowing base. In addition, the credit agreement governing the ABL Facility, the indenture governing the Junior Priority Notes and the credit agreement governing the Term Loan Facility allow Aleris International to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt and foreign subsidiary debt. If new debt is added to our and/or our subsidiaries’ current debt levels, the related risks that we and they face would be increased.
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
If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing the ABL Facility and the indenture governing the 2023 Junior Priority Notes and the credit agreement governing the Term Loan Facility, may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.
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
The terms of the ABL Facility, the indenture governing the 2023 Junior Priority Notes and the credit agreement governing the Term Loan Facility may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The credit agreement governing the ABL Facility, the indenture governing the 2023 Junior Priority Notes and the credit agreement governing the Term Loan Facility contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit agreement governing the ABL Facility, the indenture governing the 2023 Junior Priority Notes and the credit agreement governing the Term Loan Facility include covenants that, among other things, restrict the ability of Aleris International and certain of its subsidiaries’ to:

▪	incur additional indebtedness;

▪	pay dividends on capital stock and make other restricted payments;

▪	make investments and acquisitions;

▪	engage in transactions with our affiliates;

▪	sell assets;

▪	merge or consolidate with other entities; and

▪	create liens.
In addition, Aleris International’s ability to borrow under the ABL Facility is limited by a borrowing base. Under certain circumstances, the ABL Facility requires Aleris International to comply with a minimum fixed charge coverage ratio and may require Aleris International to reduce its debt or take other actions in order to comply with this ratio. See Note 10, “Long-Term Debt,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for further details. Moreover, the ABL Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to Aleris International. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.
A breach of any of these provisions could result in a default under the ABL Facility, the indenture governing the 2023 Junior Priority Notes or the credit agreement governing the Term Loan Facility, as the case may be, that would allow lenders or noteholders, as applicable, to declare the applicable outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders, as applicable, could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure such debt. The lenders under the ABL Facility will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on Aleris International and its subsidiaries by the restrictive covenants under the ABL Facility the 2023 Junior Priority Notes and the Term Loan Facility.
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
(1)Two facilities at this location.
    The following table presents the average operating rates for each of our three operating segments’ facilities for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
Segment	2018	2017	2016
North America	80%	70%	73%
Europe	89	86	90
Asia Pacific	97	84	78

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
Holders
As of February 15, 2019, there were 216 holders of our common stock.
Dividends
In connection with the 2015 sale of our former recycling and specification alloys business, we received shares of Real Industry Inc.’s Series B non-participating preferred stock. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of Elah Holdings, Inc.’s (the reorganized company) common stock in exchange for the Series B non-participating preferred stock, with an estimated fair value of $11.1 million. Upon receipt of such common stock, on May 22, 2018, we declared a special property dividend and these shares were distributed pro rata to our stockholders. In addition, dividend equivalent right payments of approximately $0.2 million were paid in cash to holders of unvested restricted stock units.
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
We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the Term Loan Facility, the ABL Facility, the indentures governing the 2023 Junior Priority Notes and the China Loan Facility (as defined in Item 7 below) contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of our subsidiaries to pay dividends on their capital stock and make other restricted payments. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details of the Term Loan Facility, the ABL Facility, the 2023 Junior Priority Notes and the China Loan Facility.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the Aleris Corporation 2010 Equity Compensation Plan, see Item 11. – “Executive Compensation – Equity compensation plan information.”
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interest for the years ended December 31, 2018, 2017 and 2016 and the audited consolidated balance sheet as of December 31, 2018 and 2017 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income (loss) from discontinued operations, net of tax.” Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows for the years ended December 31, 2015 and 2014 reflect the combined cash flows from our continuing and discontinued operations.
The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated audited financial statements and the notes included elsewhere in this annual report on Form 10-K, as well as other financial information included in this annual report on Form 10-K.

(Dollars in millions, metric tons in thousands)	For the years ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data (a):
Revenues	$3,445.9	$2,857.3	$2,663.9	$2,917.8	$2,882.4
Operating income (loss)	110.2	(11.1)	54.7	(8.3)	11.7
Loss from continuing operations before income taxes	(73.1)	(174.0)	(32.3)	(95.0)	(75.7)
Net (loss) income attributable to Aleris Corporation	(91.6)	(210.6)	(75.6)	48.7	87.1
Balance Sheet Data (at end of period) (a):
Cash and cash equivalents	$108.6	$102.4	$55.6	$62.2	$28.6
Total assets (b)	2,779.4	2,644.4	2,389.9	2,160.5	2,853.0
Total debt (b)	1,928.3	1,780.5	1,466.2	1,118.3	1,478.2
Redeemable noncontrolling interest	—	—	—	—	5.7
Total Aleris Corporation stockholders’ equity (c)	(27.1)	92.7	216.6	327.2	292.6

Other Financial Data:
Net cash provided (used) by:
Operating activities	$22.3	$(31.4)	$12.0	$119.5	$—
Investing activities	(110.2)	(210.7)	(354.6)	273.7	(265.3)
Financing activities	97.7	290.5	338.1	(359.9)	246.1
Depreciation and amortization	139.7	115.7	104.9	123.8	157.6
Capital expenditures	(108.2)	(207.7)	(358.1)	(313.6)	(164.8)

Other Data (a):
Metric tons of finished product shipped:
North America	517.5	462.0	484.3	492.8	482.0
Europe	330.4	317.3	326.7	313.6	301.6
Asia Pacific	29.4	26.9	22.2	21.8	12.8
Intra-entity shipments	(4.7)	(6.6)	(6.1)	(5.8)	(2.6)
Total	872.6	799.6	827.1	822.4	793.8

(a)
As a result of the divestitures of the recycling and specification alloys and extrusions businesses in 2015, the Company has presented the results of operations and financial position of these former businesses as discontinued operations for all periods presented.

(b)
Total assets and total debt at December 31, 2014 were not restated upon the adoption of Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(c)	We paid $11.3 million in dividends to our stockholders during the year ended December 31, 2018, $11.1 million of which was in the form of a special property dividend.
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

▪	our ability to generate sufficient cash flows to fund our operations and capital expenditure requirements and to meet our debt obligations;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

▪	our ability to retain the services of certain members of our management;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

▪	variability in general economic and political conditions on a global or regional basis;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

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

▪	risks related to the Merger, including the possibility that the Merger may not be consummated.
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
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2018 and 2017 and our consolidated results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations, recent strategic initiatives, the aluminum industry, our critical measures of financial performance and our operating segments;

▪	Fiscal 2018 Summary and Outlook – a discussion of the key financial highlights for 2018, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Exchange Rates – a discussion of our subsidiaries’ functional currencies and the related currency translation adjustments;

▪	Contractual Obligations – a summary of our estimated significant contractual cash obligations and other commercial commitments at December 31, 2018;

▪	Environmental Contingencies – a summary of environmental laws and regulations that govern our operations; and

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments.
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 69% of our costs of sales for the year ended December 31, 2018. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2018, 2017 and 2016 were $2,110, $1,968 and $1,604, respectively. For the full year, average LME aluminum prices per ton were approximately 7% higher than 2017. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments.
As a result of using LME aluminum prices and regional premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 93% of our sales for the year ended December 31, 2018 were generated from aluminum pass-through arrangements. In addition to using LME prices and regional premiums to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum and regional premium prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At December 31, 2018, $0.2 million of cash collateral was posted. No cash collateral was posted at December 31, 2017.
We refer to the estimated difference between the price of aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” The aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss before interest, taxes, depreciation and amortization and income from discontinued operations, net of tax (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We also exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, automotive, truck trailer, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, automobiles, truck trailers, gutters, appliances and recreational vehicles.
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center. We have also invested in upgrades to other key non-ABS equipment at this facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. The Lewisport facility has been shipping ABS and wide non-ABS to customers using the re-engineered hot mill, the new wide cold mill and the first of the two CALPs since the fourth quarter of 2017. We have completed the construction and installation and are substantially through commissioning of the facility’s second CALP, which is now producing commercial shipments. We believe the investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.
In connection with the North America ABS Project, the segment has been incurring costs associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs have historically been excluded from segment Adjusted EBITDA and segment income. The North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018. Beginning in the third quarter of 2018, the majority of the costs previously classified as start-up costs were included in segment Adjusted EBITDA and segment income. Start-up costs associated with the second CALP continue to be excluded from these performance metrics.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2018	2017	2016
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	517.5	462.0	484.3

Revenues	$1,915.7	$1,467.8	$1,365.1
Hedged cost of metal	(1,127.8)	(895.7)	(792.3)
(Favorable) unfavorable metal price lag	(33.9)	8.5	(4.7)
Commercial margin	$754.0	$580.6	$568.1
Commercial margin per ton shipped	$1,457.0	$1,256.6	$1,173.0

Segment income	$196.0	$88.0	$86.1
(Favorable) unfavorable metal price lag	(33.9)	8.5	(4.7)
Segment Adjusted EBITDA (1)	$162.1	$96.5	$81.4
Segment Adjusted EBITDA per ton shipped	$313.2	$208.8	$168.0

Start-up costs	$45.3	$66.6	$41.5

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany. The segment produces aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), heat-treated plate for engineered product applications and industrial coil and sheets. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2018	2017	2016
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	330.4	317.3	326.7

Revenues	$1,407.4	$1,300.7	$1,222.6
Hedged cost of metal	(810.7)	(739.1)	(650.3)
(Favorable) unfavorable metal price lag	(1.0)	0.3	1.9
Commercial margin	$595.7	$561.9	$574.2
Commercial margin per ton shipped	$1,803.3	$1,771.0	$1,757.4

Segment income	$129.8	$127.4	$149.4
(Favorable) unfavorable metal price lag	(1.0)	0.3	1.9
Segment Adjusted EBITDA (1)	$128.7	$127.7	$151.3
Segment Adjusted EBITDA per ton shipped	$389.7	$402.4	$463.0

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2018	2017	2016
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	29.4	26.9	22.2

Revenues	$148.8	$122.3	$100.5
Hedged cost of metal	(78.9)	(63.5)	(49.4)
Favorable metal price lag	(1.4)	(2.4)	(0.4)
Commercial margin	$68.5	$56.4	$50.7
Commercial margin per ton shipped	$2,326.7	$2,101.0	$2,278.3

Segment income	$23.6	$15.0	$10.8
Favorable metal price lag	(1.4)	(2.4)	(0.4)
Segment Adjusted EBITDA (1)	$22.2	$12.6	$10.4
Segment Adjusted EBITDA per ton shipped	$753.9	$469.7	$468.1

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Fiscal 2018 Summary
Listed below are key financial highlights for the year ended December 31, 2018 as compared to 2017:

▪
Our 2018 revenues increased $588.6 million, or 21%, from the prior year due in part to a 9% increase in volumes. The increase in volumes included a significant increase in North America automotive volumes as production on the first Lewisport CALP ramped-up, increased North America building and construction volumes on strong demand and improved operating performance and improved North America distribution volume as prior year sales were impacted by an extended planned outage at our Lewisport facility. In addition, European automotive volumes improved as a result of recent multi-year supply agreements, improved operating performance and customer model launches, while Asia Pacific shipped record aerospace volumes. Revenues were also favorably impacted by the higher average price of aluminum included in our invoiced prices, the favorable impact of a weaker average U.S. dollar on the translation of our euro-denominated revenues and improved rolling margins.

▪	Losses from continuing operations were $91.6 million in 2018 compared to $214.4 million in 2017. Contributing to the decreased loss in the current year were:

▪	a $75.4 million increase in Adjusted EBITDA;

▪	a $42.6 million favorable change in metal lag, net of realized derivative gains and losses;

▪	a favorable change of $19.8 million in unrealized gains on derivative financial instruments (a gain of $3.0 million in 2017 compared to a gain of $22.7 million in 2018);

▪	a $22.0 million decrease in the tax provision;

▪
an $18.5 million reduction in start-up costs, primarily related to labor and other expenses associated with the North America ABS Project. Beginning in the third quarter of 2018, substantially all of the costs previously considered start-up expense have been absorbed within Adjusted EBITDA, as discussed below; and

▪
a prior year expense of $22.8 million related to the impairment of amounts held in escrow from the sale of our former recycling business to Real Industry, Inc. The amounts in escrow were Series B non-participating preferred stock of Real Industry, Inc., which filed for bankruptcy protection in November 2017. The value of the preferred shares was fully impaired upon the bankruptcy filing. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of Elah Holding, Inc.’s (the reorganized company) common stock as well as net cash consideration, resulting in a current year gain of $12.2 million.

These favorable changes were partially offset by the following:

▪	debt issuance costs of $48.9 million resulting from the current year debt refinancing;

▪	a $24.1 million increase in depreciation expense, as substantially all of the assets related to the North America ABS Project were placed in service; and

▪	a $20.6 million increase in interest expense resulting from increased debt and decreased capitalized interest.

▪
Adjusted EBITDA was $276.0 million in 2018 compared to $200.6 million in the prior year. Improved rolling margins and favorable metal spreads increased Adjusted EBITDA approximately $71.0 million and improved volumes increased Adjusted EBITDA approximately $30.0 million. These increases were partially offset by an unfavorable impact of approximately $26.0 million related to inflation and net productivity. Favorable productivity in Europe and the North America continuous cast business was more than offset by the impact of the ramp-up of automotive production and the higher cost structure of the Lewisport facility as we absorb costs previously considered start-up expense, as well as labor cost inflation, energy price increases and significantly higher North America freight costs.

▪
Liquidity at December 31, 2018 was approximately $468.9 million, which consisted of $353.3 million of availability under Aleris International’s ABL Facility (as defined below), $108.6 million of cash and $7.0 million of cash restricted for payments of the China Loan Facility (as defined below).

▪	Capital expenditures decreased to $108.2 million in 2018 from $207.7 million in the prior year, as the North America ABS Project has been substantially completed.

Outlook
The following discusses trends impacting the major end uses we serve as well as the factors anticipated to have a significant impact on our 2019 performance:
Automotive
Aluminum usage in automotive applications continues to grow steadily as a result of efforts by original equipment manufacturers (“OEMs”) to reduce vehicle weight in order to meet government regulations targeted at reducing carbon emissions and increasing fuel efficiency. Ducker Worldwide estimates that aluminum content per light vehicle in North America will increase from 397 pounds in 2015 to 565 pounds by 2028 as shown below. We saw a 51% year-over-year increase in global automotive volumes as a result of our new North America assets beginning to supply our primary OEM customer under a multi-year agreement and strong demand and improved operating performance in Europe. In 2019, we expect continued growth in global automotive volumes as commercial shipments from North America automotive assets are expected to continue to increase based on committed volumes.

* Source: July 2017 Ducker Worldwide
Aerospace
Despite aerospace demand softness in the first half of 2018, due to continued supply chain destocking, aircraft order backlogs for Airbus and Boeing increased and were over 13,400 planes in December 2018, an all-time high for the industry (see the aircraft backlog chart below). We believe the significant order backlog at these key OEMs will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand. In 2019, we expect higher year-over-year volumes as the OEM inventory destocking has ended and higher aircraft production rates are expected to improve demand.
* Source: Airbus and Boeing websites and build rate estimates (data as of December 31, 2018)

Building and Construction
We are the largest supplier of aluminum sheet to the building and construction industry in North America and housing starts are expected to see another year of growth in 2019. According to the National Association of Home Builders (“NAHB”), single family housing starts in the United States are projected to grow from 876,000 in 2018 to 894,000 in 2019, representing growth of approximately 2%. In addition, the NAHB estimates that total housing starts in the U.S. will increase from approximately 1,262,000 in 2018 to 1,272,000 in 2019, representing growth of approximately 1%. This potential growth in housing starts may increase demand for our products in 2019.
2019 Outlook
            For 2019, we expect that segment income and Adjusted EBITDA will be higher than 2018, as North America volumes continue to benefit from the mix shift to higher value-added ABS products and stable U.S. housing industry conditions, while global aerospace volumes are expected to benefit from a return to growth and higher volumes from our new multi-year contracts. In addition, beginning in 2019, common alloy products made by our North America segment are expected to benefit from recent duties imposed on imported common alloy products. We expect full year capital expenditures of approximately $120.0 million to $140.0 million. As a result of these factors, we expect to generate positive cash flow in 2019.
            We estimate that first quarter 2019 segment income and Adjusted EBITDA will be higher than the fourth quarter of 2018 due to normal seasonality. In addition, we estimate that first quarter 2019 segment income and Adjusted EBITDA will be higher sequentially and higher than the first quarter of 2018. Factors influencing anticipated first quarter 2019 performance include:

▪	commercial shipments from North America automotive assets are expected to continue to grow based on committed volumes;

▪	European automotive demand is expected to continue to benefit from healthy demand and productivity improvements;

▪	global aerospace volumes are expected to continue to benefit from a return to growth and higher volumes from our new multi-year contracts;

▪	favorable year-over-year metal spreads and rolling margins are expected in North America; and

▪	continued inflationary cost pressure is expected.

Results of Operations
Review of Consolidated Results
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenues were approximately $3.4 billion for the year ended December 31, 2018 compared to approximately $2.9 billion for the year ended December 31, 2017. The increase in revenues was primarily due to the following:

▪
a 9% increase in volumes increased revenues approximately $255.0 million. In North America, automotive volumes increased more than 200% as production on the first Lewisport CALP ramped-up. In addition, North America distribution volumes increased 11% as prior year sales were affected by both an extended planned outage at our Lewisport facility and the strategic build of inventory in advance of that outage, while building and construction volumes increased 7% as a result of favorable demand and improved operating performance. In Europe, automotive volumes increased 18% as demand improved and we benefited from recent multi-year supply agreements, customer model launches and improved operating performance. European aerospace volumes increased 2% as we saw the impact of customer destocking subside in the second half of the year. In Asia Pacific, increased shipments and an improved mix of products sold resulted from a 50% increase in aerospace volumes;

▪	the higher average price of aluminum included in our invoiced prices increased revenues approximately $262.0 million;

▪	the weaker average U.S. dollar favorably impacted the translation of our Europe and Asia-Pacific based revenues, increasing revenues approximately $46.0 million; and

▪	improved rolling margins increased revenues approximately $13.0 million.
The following table presents the estimated impact of key factors that resulted in the 21% increase in our consolidated revenues from 2017:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$206.0	14%	$49.0	4%	$7.0	6%	$262.0	9%
Commercial price	18.0	1	(5.0)	—	—	—	13.0	—
Volume/mix	218.0	15	17.0	1	20.0	16	255.0	9
Currency	—	—	46.0	4	—	—	46.0	2
Other	5.9	—	(0.3)	—	(0.5)	—	5.1	—
Total	$447.9	30%	$106.7	9%	$26.5	22%	$581.1	20%
Intra-entity revenues							7.5	—
Total							$588.6	21%
Gross profit for the year ended December 31, 2018 was $285.2 million compared to $261.4 million for the year ended December 31, 2017. The increase in gross profit was primarily due to the following:

▪	improved rolling margins and favorable metal spreads increased gross profit approximately $71.0 million, and

▪	higher volumes and an improved mix of products sold increased gross profit approximately $30.0 million.
These favorable impacts were partially offset by the following:

▪
metal price lag had an estimated $28.2 million unfavorable impact on gross profit for the year ended December 31, 2018 when compared to the year ended December 31, 2017. This unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately in the Consolidated Statements of Operations (see table below);

▪	depreciation expense increased approximately $22.8 million as substantially all of the assets related to the North America ABS Project were placed in service;

▪
an unfavorable $20.0 million impact related to inflation and net productivity, as favorable productivity in Europe and the North America continuous cast business was more than offset by the impact of the ramp-up of automotive production and the higher cost structure of the Lewisport facility, as well as labor cost inflation, energy price increases and significantly higher North America freight costs; and

▪	start-up costs, primarily attributable to the North America ABS Project, increased $3.2 million.
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017:

		For the years ended December 31,
		2018	2017	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	Favorable metal price lag	$12.8	$41.0	$(28.2)
(Gains) losses on derivative financial instruments	Realized gains (losses) on metal derivatives	23.5	(47.3)	70.8
	Favorable (unfavorable) metal price lag net of realized derivative gains/losses	$36.3	$(6.3)	$42.6
Selling, General and Administrative Expenses
SG&A expenses were $213.7 million for the year ended December 31, 2018 compared to $219.2 million for the year ended December 31, 2017. The $5.5 million decrease was primarily due to the following:

▪
a $21.8 million decrease in start-up costs, primarily related to labor, consulting and other expenses associated with the North America ABS Project. The majority of these costs continued to be incurred but were either recorded within “Cost of sales” as production began or contributed to the increase in SG&A labor costs discussed below; and

▪	a $2.0 million decrease in stock-based compensation expense.
These decreases were partially offset by the following:

▪	an $8.1 million increase in professional fees and business development expenses, primarily related to the Merger; and

▪
a $7.8 million increase in labor costs, primarily due to the costs previously considered start-up expenses being recorded within segment SG&A expense in the second half of 2018, as well as wage inflation.

Gains and Losses on Derivative Financial Instruments
During the years ended December 31, 2018 and 2017, we recorded realized (gains) losses on derivative financial instruments of $(24.3) million and $47.7 million, respectively, and unrealized gains of $22.7 million and $3.0 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period. Derivative financial instruments are used to reduce our exposure to fluctuations in commodity prices, including metal and natural gas prices, and currency fluctuations. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. “– Quantitative and Qualitative Disclosures about Market Risk,” below, for additional information regarding our use of derivative financial instruments.
Interest Expense, Net
Net interest expense increased $20.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulting primarily from increased debt as a result of refinancing activities completed in the second quarter of 2018 and the first quarter of 2017, additional average borrowings on the ABL Facility and a decrease in capitalized interest as a result of lower capital expenditures for the North America ABS Project.
Debt Extinguishment Costs
We recorded debt extinguishment costs of $48.9 million during 2018 related to the debt refinancing transactions described further below. These costs consisted primarily of the redemption costs for the Prior Notes (as defined below) and expensing the net unamortized discounts and debt issuance costs associated with the Prior Notes.
Other Income / Expense
A favorable $49.1 million change in other (income) expense included:

▪
a prior year expense of $22.8 million related to the impairment of amounts held in escrow from the sale of our former recycling business to Real Industry, Inc. The amounts in escrow were shares of Series B non-participating preferred stock of Real Industry, Inc., which filed for bankruptcy protection in November 2017. The value of the preferred stock was fully impaired upon the bankruptcy filing;

▪
a $12.2 million gain recorded in the second quarter of 2018 as the Real Industry, Inc. bankruptcy reorganization was finalized and we received shares of Elah Holdings, Inc.’s (the reorganized company) common stock (which shares were distributed to our stockholders through a special property dividend) and cash considerations;

▪
a $7.9 million favorable change in currency exchange rate gains and losses (a $0.3 million loss in 2018 compared to an $8.2 million loss in 2017), primarily related to the remeasurement of U.S. dollar working capital and debt balances in Europe; and

▪	a prior year expense of $6.5 million from recording a liability for taxes related to prior acquisitions.
Income Taxes
The provision for income taxes was $18.5 million for the year ended December 31, 2018, compared to a provision for income taxes of $40.4 million for the year ended December 31, 2017. The income tax provision for the year ended December 31, 2018 consisted of income tax expense of $20.1 million from international jurisdictions and an income tax benefit of $1.6 million in the U.S. The income tax provision for the year ended December 31, 2017 consisted of income tax expense of $43.8 million from international jurisdictions and an income tax benefit of $3.4 million in the U.S.
At December 31, 2018 and 2017, we had valuation allowances from continuing operations of $257.1 million and $257.6 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2018 and 2017 valuation allowances, $65.7 million and $83.9 million, respectively, relate primarily to net operating losses in non-U.S. tax jurisdictions, $154.1 million and $141.0 million, respectively, relate primarily to the U.S. federal effects of net operating losses, interest expense carryforwards and amortization in 2018 and net operating losses and amortization in 2017, and $37.3 million and $32.7 million, respectively, relate primarily to the state effects of net operating losses, interest expense carryforwards and amortization in 2018 and net operating losses and amortization in 2017.
The net decrease in the valuation allowance in 2018 is mainly comprised of an $18.2 million decrease in non-U.S. tax jurisdictions resulting from the reduction of net operating loss carryforwards with offsetting valuation allowances due to expiration and an audit adjustment offset by a $17.7 million increase in the U.S. resulting from a $25.5 million increase resulting from interest expense carryforwards arising from the recent U.S. tax legislation and a $7.8 million decrease from net reversals of other deductible temporary differences and net increases in taxable temporary differences.
During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for tax years ended December 31, 2012, 2011, 2010 and 2009. Subsequent to December 31, 2018, the non-U.S. taxing jurisdiction proposed certain significant adjustments to the Company’s transfer pricing tax position. Management is currently evaluating those proposed adjustments, but if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position. However, the Company anticipates that it is reasonably possible that an additional expense in the range of €3.0 million to €4.7 million (or equivalent to approximately $3.4 million to $5.4 million at December 31, 2018) will be recorded in the first quarter of 2019.
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

The following table presents the estimated impact of key factors that resulted in the 7% increase in our consolidated revenues from 2016:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$149.0	11%	$105.0	9%	$7.0	7%	$261.0	10%
Commercial price	9.0	1	(1.0)	—	(6.0)	(6)	2.0	—
Volume/mix	(60.0)	(4)	(43.0)	(4)	19.0	19	(84.0)	(3)
Currency	—	—	17.0	—	—	—	17.0	1
Other	4.7	—	0.1	—	1.8	—	6.6	—
Total	$102.7	8%	$78.1	6%	$21.8	22%	$202.6	8%
Intra-entity revenues							(9.2)	—
Total							$193.4	7%
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

These unfavorable impacts were partially offset by the following:

▪	favorable metal spreads in North America, resulting from higher aluminum prices, improved scrap availability and strategic metal buying, increased gross profit approximately $18.0 million;

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
The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016:

		For the years ended December 31,
		2017	2016	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	Favorable metal price lag	$41.0	$33.3	$7.7
(Gains) losses on derivative financial instruments	Realized losses on metal derivatives	(47.3)	(30.0)	(17.3)
	(Unfavorable) favorable metal price lag net of realized derivative gains/losses	$(6.3)	$3.3	$(9.6)
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
Interest Expense, Net
Net interest expense increased $41.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the issuance of $550.0 million of 2021 Notes (as defined below) in the second quarter of 2016, and the issuance of $250.0 million of 2021 Notes in the first quarter of 2017 and a decrease in capitalized interest.
Other Income / Expense
An unfavorable $46.9 million change in other (income) expense included:

▪
a $22.8 million expense recorded in 2017 related to the impairment of amounts held in escrow from the sale of our former recycling business to Real Industry, Inc. The amounts in escrow were shares of preferred stock of Real Industry, Inc., which filed for bankruptcy protection in November 2017;

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
The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
	(in millions, except percentages)
Revenues	$3,445.9	$2,857.3	$2,663.9
Cost of sales	3,160.7	2,595.9	2,374.2
Gross profit	285.2	261.4	289.7
Gross profit as a percentage of revenues	8.3%	9.1%	10.9%
Selling, general and administrative expenses	213.7	219.2	217.5
Restructuring charges	4.8	2.9	1.5
(Gains) losses on derivative financial instruments	(47.0)	44.7	12.1
Other operating expense, net	3.5	5.7	3.9
Operating income (loss)	110.2	(11.1)	54.7
Interest expense, net	144.7	124.1	82.5
Debt extinguishment costs	48.9	—	12.6
Other (income) expense, net	(10.3)	38.8	(8.1)
Loss from continuing operations before income taxes	(73.1)	(174.0)	(32.3)
Provision for income taxes	18.5	40.4	40.0
Loss from continuing operations	(91.6)	(214.4)	(72.3)
Income (loss) from discontinued operations, net of tax	—	3.8	(3.3)
Net loss	$(91.6)	$(210.6)	$(75.6)

Total segment income	$349.4	$230.4	$246.3
Depreciation and amortization of continuing operations	(139.7)	(115.7)	(104.9)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(58.1)	(56.3)	(51.8)
Restructuring charges	(4.8)	(2.9)	(1.5)
Interest expense, net	(144.7)	(124.1)	(82.5)
Unallocated gains on derivative financial instruments	22.6	3.1	19.1
Unallocated currency exchange losses	(2.3)	(2.5)	(0.5)
Start-up costs	(55.0)	(73.6)	(46.0)
Loss on extinguishment of debt	(48.9)	—	(12.6)
Impairment of amounts held in escrow related to the sale of the recycling business	—	(22.8)	—
Other income (expense), net	8.4	(9.6)	2.1
Loss from continuing operations before income taxes	$(73.1)	$(174.0)	$(32.3)
Review of Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the years ended December 31,
	2018	2017	2016
	(dollars in millions, metric tons in thousands)
Revenues:
North America	$1,915.7	$1,467.8	$1,365.1
Europe	1,407.4	1,300.7	1,222.6
Asia Pacific	148.8	122.3	100.5
Intra-entity revenues	(26.0)	(33.5)	(24.3)
Consolidated revenues	$3,445.9	$2,857.3	$2,663.9

Metric tons of finished product shipped:
North America	517.5	462.0	484.3
Europe	330.4	317.3	326.7
Asia Pacific	29.4	26.9	22.2
Intra-entity	(4.7)	(6.6)	(6.1)
Total metric tons of finished product shipped	872.6	799.6	827.1

North America Revenues
North America revenues for the year ended December 31, 2018 increased $447.9 million compared to the year ended December 31, 2017. This increase was primarily due to the following:

▪
a 12% increase in volumes and an improved mix of products sold increased revenues approximately $218.0 million. Automotive volumes were up over 200%, as commercial shipments from the first CALP in Lewisport ramped-up during the period. Distribution volumes increased 11% as prior year sales were affected by an extended planned outage at our Lewisport facility as well as the strategic build of inventory in advance of that outage. Building and construction volumes increased 7% as a result of favorable demand and improved operating performance;

▪	higher aluminum prices included in the invoiced prices of products sold increased revenues approximately $206.0 million; and

▪	improved rolling margins increased revenues approximately $18.0 million.
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
Europe Revenues
Europe revenues for the year ended December 31, 2018 increased $106.7 million compared to the year ended December 31, 2017. This increase was primarily due to the following:

▪	higher aluminum prices included in the invoiced prices of products sold increased revenues approximately $49.0 million;

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues by approximately $46.0 million; and

▪
a 4% increase in volumes increased revenues approximately $17.0 million. Recent multi-year supply agreements as well as customer model launches resulted in a 18% increase in automotive volumes. The impact of aerospace supply chain destocking in the first half of the year was more than offset by both a return to normal demand patterns in the third quarter of 2018 and the benefits from our multi-year supply agreements, resulting in a 2% increase in aerospace volumes.

These increases were partially offset by lower rolling margins that decreased revenues approximately $5.0 million.
Europe revenues for the year ended December 31, 2017 increased $78.1 million compared to the year ended December 31, 2016. This increase was primarily due to the following:

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
Asia Pacific Revenues
Asia Pacific revenues for the year ended December 31, 2018 increased $26.5 million compared to the year ended December 31, 2017. This increase was primarily due to the following:

▪	an increase in aerospace volumes increased revenues approximately $20.0 million; and

▪	higher aluminum prices included in the invoiced prices of products sold increased revenues approximately $7.0 million.
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
Review of Segment Income and Gross Profit
For the years ended December 31, 2018, 2017 and 2016, segment income and our reconciliation of segment income to gross profit are presented below:

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Segment income:
North America	$196.0	$88.0	$86.1
Europe	129.8	127.4	149.4
Asia Pacific	23.6	15.0	10.8
Total segment income	349.4	230.4	246.3
Items excluded from segment income and included in gross profit:
Depreciation	(128.1)	(105.4)	(93.2)
Start-up costs	(36.3)	(33.0)	—
Other	(0.1)	0.9	—
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	125.3	112.2	107.8
Realized (gains) losses on derivative financial instruments	(24.5)	47.8	31.2
Other (income) expense, net	(0.5)	8.5	(2.4)
Gross profit	$285.2	$261.4	$289.7
North America Segment Income
North America segment income for the year ended December 31, 2018 increased $108.0 million compared to the year ended December 31, 2017. This increase was primarily due to the following:

▪
improved rolling margins and favorable metal spreads, which resulted from rising aluminum prices, improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $79.0 million;

▪	a favorable change in metal price lag compared to the prior year period, resulting from a substantially higher Midwest Premium, increased segment income approximately $42.4 million; and

▪	an increase in volumes increased segment income approximately $20.0 million.
These increases were partially offset by inflation and negative net productivity that decreased segment income approximately $32.0 million. Our continuous cast operations delivered solid productivity gains and improved operational performance. However, these improvements were more than offset by wage inflation, significantly higher freight costs and unfavorable productivity at our Lewisport facility. Productivity at the Lewisport facility was affected by the automotive ramp-up, the absorption of costs previously considered start-up expense and a cost structure designed for a manufacturing rate at which the facility is not yet producing. We believe these factors are transitory.
North America segment income for the year ended December 31, 2017 increased $1.9 million compared to the year ended December 31, 2016. This increase was primarily due to the following:

▪	favorable metal spreads resulting from rising aluminum prices, improved scrap availability and strategic metal purchasing increased segment income approximately $24.0 million; and

▪	improved rolling margins increased segment income approximately $9.0 million.
These increases were partially offset by the following:

▪	an unfavorable change in metal price lag compared to the prior year decreased segment income approximately $13.2 million;

▪	lower volumes, primarily due to the extended planned outage at the Lewisport hot mill, partially offset by favorable cost absorption, decreased segment income approximately $9.0 million; and

▪	increased labor, natural gas and repair and maintenance costs, partially offset by favorable productivity gains, decreased segment income approximately $9.0 million.
Europe Segment Income
Europe segment income for the year ended December 31, 2018 increased $2.4 million compared to the year ended December 31, 2017. This increase was primarily due to the following:

▪	productivity gains from improved operational stability and cost optimization more than offset inflation, resulting in increased segment income of approximately $6.0 million

▪	higher volumes increased segment income approximately $2.0 million;

▪	the net impact of currency changes increased segment income approximately $2.0 million; and

▪	favorable metal price lag compared to the prior year increased segment income approximately $1.3 million.
These increases were partially offset by lower rolling margins, higher hardener costs and increased third-party slab costs, as the Rusal sanctions resulted in sourcing purchases from other suppliers. These factors decreased segment income approximately $9.0 million.
Europe segment income for the year ended December 31, 2017 decreased $22.0 million compared to the year ended December 31, 2016. This decrease was primarily due to the following:

▪	lower volumes and unfavorable cost absorption, resulting from successful working capital optimization initiatives, decreased segment income approximately $7.0 million;

▪	higher costs for hardeners and an increase in third-party slab purchases decreased segment income approximately $6.0 million;

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
Asia Pacific Segment Income
Asia Pacific segment income for the year ended December 31, 2018 increased $8.6 million compared to the year ended December 31, 2017. This increase was primarily due to higher volumes and an improved mix of aerospace shipments that increased segment income approximately $8.0 million.
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
Liquidity and Capital Resources
Summary
We ended 2018 with $108.6 million of cash and cash equivalents compared with $102.4 million at the end of 2017. Liquidity at December 31, 2018 was $468.9 million, which consisted of $353.3 million of availability under the ABL Facility, $108.6 million of cash and $7.0 million of cash restricted for payments of the China Loan Facility. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices.

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
We will need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms on or before maturity or on commercially reasonable terms at all.
At December 31, 2018, approximately $75.4 million of our cash and cash equivalents were held by our non-U.S. subsidiaries.
On June 25, 2018, Aleris International, Inc. (“Aleris International”) completed debt refinancing transactions, pursuant to which Aleris International (i) raised $1,500.0 million in new debt financing (the “New Financing”), consisting of (A) a new senior secured first lien term loan in an aggregate principal amount of $1,100.0 million (the “Term Loan Facility”) and (B) $400.0 million aggregate principal amount of newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”), (ii) amended the ABL Facility (the “ABL Amendment”), and (iii) used the net proceeds of the New Financing to (A) redeem all of its Prior Notes, (B) repay a portion of its outstanding borrowings under the ABL Facility (as defined below) and (C) pay related fees and expenses.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016.

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Net cash provided (used) by:
Operating activities	$22.3	$(31.4)	$12.0
Investing activities	(110.2)	(210.7)	(354.6)
Financing activities	97.7	290.5	338.1
Cash Flows From Operating Activities
Operating activities provided $22.3 million of cash for the year ended December 31, 2018, which was the result of $86.4 million of cash from earnings partially offset by a $64.1 million increase in net operating assets. The significant components of the change in net operating assets included increases of $45.7 million, $183.5 million, $84.7 million and $70.5 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The average days sales outstanding (“DSO”) for the year ended December 31, 2018 increased three days from the average DSO for the year ended December 31, 2017, in part due to increased sales to OEMs that generally have longer payment terms and the adoption of Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018, which accelerated the recognition by revenue of approximately $26.0 million at December 31, 2018, but did not impact invoicing or payment terms. In addition, revenues in the month of December 2018 increased $16.2 million over revenues in the month of December 2017, leading to an increase in accounts receivable at December 31, 2018. The increase in inventory was primarily due to an increase in aluminum prices and increased inventory in North America related to the ramp-up of automotive production, partially offset by working capital optimization efforts in Europe. Our average days inventory outstanding (“DIO”) for the year ended December 31, 2018 decreased two days from the average DIO for the year ended December 31, 2017 as a result of the Europe optimization efforts as well as the reduction of inventory associated with the adoption of ASC 606, partially offset by higher North America inventory levels. The increase in accounts payable was also due in part to the increase in inventories and in aluminum prices as well as the lingering impact from the Rusal sanctions in Europe. Our average days payable outstanding (“DPO”) for the year ended December 31, 2018 remained consistent with the average DPO for the year ended December 31,

2017. The increase in accrued liabilities was primarily due to deferred revenue associated with $60.0 million of capacity reservation fees received in the first half of 2018 as well as an increase in accrued interest.
Operating activities used $31.4 million of cash for the year ended December 31, 2017, which was the result of $23.1 million of cash used to fund operating losses and a $8.3 million increase in net operating assets. The significant components of the change in net operating assets included increases of $5.7 million, $58.4 million, $33.7 million and $18.2 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The average DSO for the year ended December 31, 2017 remained consistent with the average DSO for the year ended December 31, 2016. The increase in inventory was primarily due to an increase in aluminum prices that more than offset the favorable impacts of working capital optimization efforts. Our average DIO for the year ended December 31, 2017 increased from the average DIO for the year ended December 31, 2016 due to rising aluminum prices as well as lower shipment volumes and the strategic build of inventory in North America in preparation for the planned production outage at the Lewisport hot mill during the third quarter of 2017. The increase in accounts payable was also due in part to the increase in aluminum prices. Our average DPO for the year ended December 31, 2017 remained consistent with the average DPO for the year ended December 31, 2016. The increase in accrued liabilities was primarily due to increased accrued interest resulting from the additional 2021 Notes issued in the first quarter of 2017.
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
Cash Flows from Investing Activities
Cash flows used by investing activities were $110.2 million for the year ended December 31, 2018 and included $108.2 million of capital expenditures.
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
Cash Flows From Financing Activities
Cash flows provided by financing activities were $97.7 million for the year ended December 31, 2018, which resulted from net cash proceeds of $1,483.0 million from the New Financing. These proceeds were partially offset by the redemption of the Prior Notes, which totaled $1,286.7 million including the prepayment premiums, net cash repayments of $59.8 million on outstanding borrowings under the ABL Facility, $21.0 million of debt issuance costs related to the New Financing, $5.5 million of payments on the Term Loan Facility and $5.5 million of payments on the China Loan Facility.
Cash flows provided by financing activities were $290.5 million for the year ended December 31, 2017, and included $263.8 million of net proceeds from the issuance of an additional $250.0 million aggregate principal amount of 2021 Notes in February 2017 and $61.7 million of net borrowings under the ABL Facility. These sources of cash were partially offset by $26.3 million of net repayments under the China Loan Facility and $2.8 million of debt issuance costs, primarily related to the issuance of the additional 2021 Notes.
Cash flows provided by financing activities were $338.1 million for the year ended December 31, 2016, and included $540.4 million of net proceeds from the issuance of $550.0 million aggregate principal amount of 2021 Notes in April 2016 and $255.4 million of net borrowings under the ABL Facility. These sources of cash were partially offset by the completion of the tender offer and redemption for the former 7 5/8% Senior Notes due 2018, which totaled $443.8 million, including the payment of accrued interest, applicable premiums and related fees and expenses, $6.4 million of net repayments under the China Loan Facility and $4.0 million of debt issuance costs related to the issuance of the 2021 Notes.
Description of Indebtedness
Term Loan Facility
The Term Loan Facility consists of a $1,100.0 million first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under the ABL Facility and the 2023 Junior Priority Notes (the “Guarantor Subsidiaries” and, together with Aleris Corporation, the “Guarantors”).
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of December 31, 2018.
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
If Aleris International or any restricted subsidiary consummates one or more asset sales generating net proceeds in excess of $35.0 million in the aggregate at any time (x) on or prior to July 15, 2019, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 102.00% of the principal amount thereof and (y) after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
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

The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantor Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of December 31, 2018.
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
As of December 31, 2018, we estimate that the borrowing base would have supported borrowings of up to $632.4 million. We had outstanding borrowings of $253.7 million under the ABL Facility as of December 31, 2018. After giving effect to outstanding borrowings and letters of credit, Aleris International had $353.3 million available for borrowing under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2018.
Redemption of Prior Notes
As part of the debt refinancing transactions discussed above, Aleris International redeemed in full the aggregate principal amount of its former 7 7/8% senior notes due 2020 (the “2020 Notes”) and 9½% senior secured notes due 2021 (the “2021 Notes” and, together with the 2020 Notes, the “Prior Notes”). The 2020 Notes were redeemed at a redemption price equal to 101.969% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018, and the 2021 Notes were redeemed at a redemption price equal to 104.750% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018.
Exchangeable Notes
Aleris International issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”) in June 2010. The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable at any time for our common stock at a rate equivalent to 60.58 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of certain cash dividends), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the Term Loan Facility, the ABL Facility and the 2023 Junior Priority Notes; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $30.6 million U.S. dollar term loan facility, an RMB 873.8 million (or equivalent to approximately $127.1 million as of December 31, 2018) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $59.6 million as of December 31, 2018) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, all amounts outstanding under the Zhenjiang Revolver were repaid in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2018, $157.6 million was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings under the Zhenjiang Term Loans is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. The initial repayment period began in 2016. According to the amended repayment schedule, the semi-annual repayment in 2019 will be RMB 23.9 million (or equivalent to approximately $3.5 million as of December 31, 2018) and will increase to RMB 247.3 million (or equivalent to approximately $36.0 million as of December 31, 2018) by 2024.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2018. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss before interest income and expense, provision for and benefit from income taxes, depreciation and amortization and income and loss from discontinued operations, net of tax. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs, loss on extinguishment of debt, impairment of amounts held in escrow related to the sale of the recycling business and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the credit agreement governing the Term Loan Facility and the indenture governing the 2023 Junior Priority Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin (collectively, the “Non-GAAP Measures”), as we use them, may not be comparable to similarly titled measures used by other companies. We calculate the Non-GAAP Measures by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, the Non-GAAP Measures are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use the Non-GAAP Measures in addition to, and not as an alternative for, net income and loss, operating income and loss or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity.

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

For the years ended December 31, 2018, 2017 and 2016, our reconciliations of EBITDA and Adjusted EBITDA to net loss and net cash provided (used) by operating activities are presented below:

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Adjusted EBITDA from continuing operations	$276.0	$200.6	$205.1
Unrealized gains on derivative financial instruments	22.7	3.0	19.0
Restructuring charges (i)	(4.8)	(2.9)	(1.5)
Currency exchange losses on debt	(2.3)	(2.5)	(0.6)
Stock-based compensation expense	(9.2)	(11.3)	(7.0)
Start-up costs	(55.0)	(73.6)	(46.0)
Favorable (unfavorable) metal price lag (ii)	36.3	(6.3)	3.2
Loss on extinguishment of debt	(48.9)	—	(12.6)
Impairment of amounts held in escrow related to the sale of the recycling business	—	(22.8)	—
Other (iii)	(3.5)	(18.4)	(4.5)
EBITDA from continuing operations	211.3	65.8	155.1
Interest expense, net	(144.7)	(124.1)	(82.5)
Provision for income taxes	(18.5)	(40.4)	(40.0)
Depreciation and amortization from continuing operations	(139.7)	(115.7)	(104.9)
Income (loss) from discontinued operations, net of tax	—	3.8	(3.3)
Net loss	(91.6)	(210.6)	(75.6)
Depreciation and amortization	139.7	115.7	104.9
Provision for deferred income taxes	2.0	32.3	21.5
Stock-based compensation expense	9.2	11.3	7.0
Unrealized gains on derivative financial instruments	(23.1)	(3.0)	(19.0)
Amortization of debt issuance costs	5.9	2.8	5.7
Loss on extinguishment of debt	48.9	—	12.6
Net (gain) loss on sale of discontinued operations	—	(4.5)	3.3
Non-cash (gain) loss	(11.1)	22.8	—
Other	6.5	10.1	4.9
Change in operating assets and liabilities:
Change in accounts receivable	(45.7)	(5.7)	(9.4)
Change in inventories	(183.5)	(58.4)	(70.2)
Change in other assets	9.9	3.9	(1.4)
Change in accounts payable	84.7	33.7	41.7
Change in accrued liabilities	70.5	18.2	(14.0)
Net cash provided (used) by operating activities	$22.3	$(31.4)	$12.0

(i)	See Note 4, “Restructuring Charges,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

(iii)
Includes gains and losses on the disposal of assets, costs incurred in connection with proposed capital raising transactions, certain acquisition and disposition activities and other business development costs and in 2018 a gain from the resolution of the bankruptcy of our former recycling business (see Note 19, “Stockholders’ Equity” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K).

For the years ended December 31, 2018, 2017 and 2016, our reconciliations of revenues to commercial margin are presented below.

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$3,445.9	$2,857.3	$2,663.9
Hedged cost of metal	(1,991.5)	(1,664.7)	(1,467.6)
(Favorable) unfavorable metal price lag	(36.3)	6.3	(3.2)
Commercial margin	$1,418.1	$1,198.9	$1,193.1
Exchange Rates
During 2018, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation losses that decreased our equity by $27.3 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities.
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
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements, postretirement and pension benefit plans and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2018.

	Cash Payments Due by Period
	(in millions)
	Total	2019	2020-2021	2022-2023	After 2023
Long-term debt and capital lease obligations	$1,961.2	$22.1	$114.9	$1,786.2	$38.0
Interest on long-term debt obligations	546.2	131.0	253.2	159.9	2.1
Estimated postretirement benefit payments	24.8	3.1	5.6	5.1	11.0
Estimated pension benefit payments	46.5	8.9	7.7	8.3	21.6
Operating lease obligations	15.6	4.9	7.4	2.5	0.8
Estimated payments for asset retirement obligations	8.6	—	—	—	8.6
Purchase obligations	1,666.0	1,323.9	320.1	5.6	16.4
Total	$4,268.9	$1,493.9	$708.9	$1,967.6	$98.5
Our estimated funding for our funded pension plans and postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2019 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2019 is not practicable. Payments for unfunded pension plan benefits and postretirement benefit payments are estimated through 2026.
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
Our purchase obligations represent non-cancellable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2018, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital expenditure projects.
The ABL Facility carries variable interest rates and variable outstanding amounts for which estimating future interest payments is not practicable. The Term Loan Facility and China Loan Facility carry variable interest rates. The estimated future interest payments were based on the average rate paid in 2018.
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
From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. To date, any such non-compliance with such environmental laws have not had a material adverse effect on our financial position, results of operations or cash flows. See Note 15, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, among others, those related to the valuation of inventory, property and equipment and intangible assets, allowances related to doubtful accounts, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. During the year ended December 31, 2018, our revenue recognition policy was updated for the adoption of ASC 606. There were no significant changes to our critical accounting policies or estimates during the year ended December 31, 2017.
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
In 2018, an optional qualitative assessment was performed to determine whether it is more-likely-than-not that the indefinite-lived intangible asset was impaired. The qualitative assessment included consideration of relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including our financial performance, macroeconomic conditions, the competitive environment, legal and regulatory factors, and other relevant entity specific considerations. Using the qualitative assessment, we determined that it was not more-likely-than-not that the indefinite-lived intangible asset was impaired.
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

In determining the adequacy of recorded valuation allowances, management assesses our profitability in the applicable jurisdictions by taking into account the current and forecasted amounts of earnings or losses as well as the forecasted taxable income as a result of the reversal of future taxable temporary differences. Although subjective positive evidence exists in some of the applicable jurisdictions in the form of forecasted earnings in future periods, our recent history of losses provides objective negative evidence that management believes outweighs any subjective positive evidence in those jurisdictions. Therefore, we will maintain valuation allowances against certain of our net deferred tax assets in the U.S. and other applicable jurisdictions until sufficient objective positive evidence (for example, cumulative positive earnings and future taxable income) exists to reduce or eliminate the valuation allowance.
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
The weighted average discount rate used to determine the U.S. pension benefit obligation was 4.15% as of December 31, 2018 compared to 3.53% as of December 31, 2017 and 4.00% as of December 31, 2016. The weighted average discount rate used to determine the non-U.S. pension benefit obligation was 2.23% as of December 31, 2018 compared to 2.12% as of December 31, 2017 and 1.91% as of December 31, 2016. The weighted average discount rate used to determine the other postretirement benefit obligation was 4.08% as of December 31, 2018 compared to 3.43% as of December 31, 2017 and 3.81% as of December 31, 2016. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.
We use an approach to develop the interest and service cost components of the net periodic benefit costs that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The use of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.
As of December 31, 2018, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $22.3 million in the pension and other postretirement obligations and a decrease of $1.7 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2018, assuming inflation remains unchanged, would result in an increase of $25.4 million in the pension and other postretirement obligations and an increase of $1.7 million in the net periodic benefit cost.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 11, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 7.26% for 2018 and 2017 and 7.75% for 2016. The weighted average expected return on assets associated with our U.S. pension benefit expense to be recognized in 2019 has been decreased to 7.20%, primarily as a result of our strategy to decrease exposure to equity investments as the funding level of the plans improves. The weighted average expected return on assets associated with our European pension benefits was 3.00% for 2018, 2.46% for 2017 and 2.78% for 2016. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2018 would result in a variation of approximately $0.7 million in the net periodic benefit cost.
Unrecognized actuarial gains and losses related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2018, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $82.5 million, of which $4.5 million of amortization is expected to be recognized in 2019.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Stock-Based Compensation
We use a Black-Scholes option-pricing model to estimate the grant-date fair value of the stock options awarded. Under this valuation method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. There were no stock options granted during the years ended December 31, 2018 and 2016. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the year ended December 31, 2017:

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
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2018.
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
As of December 31, 2018, we had 0.2 million metric tons and 0.3 million metric tons of metal buy and sell derivative contracts, respectively. As of December 31, 2017, we had 0.1 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Additionally, from time to time, we have entered into diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. We do not consider our natural gas or fuel derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
Under our natural gas contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk.
As of December 31, 2018 and 2017, we had 4.6 trillion and 3.5 trillion, respectively, of British thermal unit forward buy contracts. We anticipate consuming 5.3 trillion British thermal units of natural gas in our operations in 2019.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2018, we had 4.3 million gallons of diesel fuel swap contracts. As of December 31, 2017, we had 1.5 million gallons of diesel fuel swap contracts.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of December 31, 2018 and 2017, we had euro forward contracts covering a notional amount of €77.6 million and €100.8 million, respectively.
Interest Rate Risks
As of December 31, 2018, subsequent to the debt refinancing transactions discussed above, approximately 77% of our debt obligations had variable interest rates. We are subject to interest rate risk related to the Term Loan Facility, the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2018, Aleris International had $1,094.5 million and $253.7 million of borrowings under the Term Loan Facility and the ABL Facility, respectively, and Aleris Zhenjiang had $157.6 million of borrowings under the Zhenjiang Term Loans. In the third quarter of 2018, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 million the Term Loan Facility for the period of October 31, 2018 through June 28, 2019, thus significantly offsetting our exposure to changes in interest rates. We estimate that if the market interest rates would have increased by 10%, our interest expense for the year ended December 31, 2018 would have increased by approximately $2.7 million, excluding the impact of any interest rate derivative instruments.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2018 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2018:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$28.0	$(24.5)
Energy	(1.3)	(1.6)
Currency	(4.2)	(3.1)
The following table shows the fair values of outstanding derivative contracts at December 31, 2017 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2017:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(2.5)	$(24.4)
Energy	0.2	(2.5)
Currency	1.5	(12.4)
The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Derivative and Other Financial Instruments,” to our audited consolidated financial statements included elsewhere in the annual report on Form 10-K.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Sean M. Stack
Sean M. Stack
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric M. Rychel
Eric M. Rychel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aleris Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Aleris Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2019 expressed an unqualified opinion thereon.
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
March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aleris Corporation
Opinion on Internal Control over Financial Reporting
We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aleris Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the 2018 consolidated financial statements of the Company and our report dated March 8, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2019

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
ASSETS	2018	2017
Current Assets
Cash and cash equivalents	$108.6	$102.4
Accounts receivable, net	308.8	245.7
Inventories	772.9	631.2
Prepaid expenses and other current assets	62.7	36.1
Total Current Assets	1,253.0	1,015.4
Property, plant and equipment, net	1,395.0	1,470.9
Intangible assets, net	32.5	34.7
Deferred income taxes	60.2	70.7
Other long-term assets	38.7	52.7
Total Assets	$2,779.4	$2,644.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$374.8	$299.2
Accrued liabilities	198.1	197.4
Current portion of long-term debt	21.9	9.1
Total Current Liabilities	594.8	505.7
Long-term debt	1,906.4	1,771.4
Deferred revenue	65.0	17.0
Deferred income taxes	0.9	4.0
Accrued pension benefits	163.7	170.2
Accrued postretirement benefits	29.6	34.3
Other long-term liabilities	46.1	49.1
Total Long-Term Liabilities	2,211.7	2,046.0
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized; 32,380,867 and 32,001,318 shares issued at December 31, 2018 and 2017, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	431.8	436.3
Retained deficit	(292.2)	(203.4)
Accumulated other comprehensive loss	(167.0)	(140.5)
Total Equity	(27.1)	92.7
Total Liabilities and Equity	$2,779.4	$2,644.4

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	For the years ended December 31,
	2018	2017	2016
Revenues	$3,445.9	$2,857.3	$2,663.9
Cost of sales	3,160.7	2,595.9	2,374.2
Gross profit	285.2	261.4	289.7
Selling, general and administrative expenses	213.7	219.2	217.5
Restructuring charges	4.8	2.9	1.5
(Gains) losses on derivative financial instruments	(47.0)	44.7	12.1
Other operating expense, net	3.5	5.7	3.9
Operating income (loss)	110.2	(11.1)	54.7
Interest expense, net	144.7	124.1	82.5
Debt extinguishment costs	48.9	—	12.6
Other (income) expense, net	(10.3)	38.8	(8.1)
Loss from continuing operations before income taxes	(73.1)	(174.0)	(32.3)
Provision for income taxes	18.5	40.4	40.0
Loss from continuing operations	(91.6)	(214.4)	(72.3)
Income (loss) from discontinued operations, net of tax	—	3.8	(3.3)
Net loss	$(91.6)	$(210.6)	$(75.6)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	For the years ended December 31,
	2018	2017	2016
Net loss	$(91.6)	$(210.6)	$(75.6)
Other comprehensive (loss) income, before tax:
Currency translation adjustments	(27.3)	82.0	(29.7)
Pension and other postretirement liability adjustments	2.2	2.7	(16.1)
Other comprehensive (loss) income, before tax	(25.1)	84.7	(45.8)
Income tax expense (benefit) related to items of other comprehensive (loss) income	1.4	1.7	(5.0)
Other comprehensive (loss) income, net of tax	(26.5)	83.0	(40.8)
Comprehensive loss	$(118.1)	$(127.6)	$(116.4)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(91.6)	$(210.6)	$(75.6)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	139.7	115.7	104.9
Provision for deferred income taxes	2.0	32.3	21.5
Stock-based compensation expense	9.2	11.3	7.0
Unrealized gains on derivative financial instruments	(23.1)	(3.0)	(19.0)
Amortization of debt issuance costs	5.9	2.8	5.7
Loss on extinguishment of debt	48.9	—	12.6
Net (gain) loss on sale of discontinued operations	—	(4.5)	3.3
Non-cash (gain) loss (see Note 19)	(11.1)	22.8	—
Other	6.5	10.1	4.9
Changes in operating assets and liabilities:
Change in accounts receivable	(45.7)	(5.7)	(9.4)
Change in inventories	(183.5)	(58.4)	(70.2)
Change in other assets	9.9	3.9	(1.4)
Change in accounts payable	84.7	33.7	41.7
Change in accrued liabilities and deferred revenue	70.5	18.2	(14.0)
Net cash provided (used) by operating activities	22.3	(31.4)	12.0
Investing activities
Payments for property, plant and equipment	(108.2)	(207.7)	(358.1)
Proceeds from the sale of businesses, net of cash transferred	—	—	5.0
Other	(2.0)	(3.0)	(1.5)
Net cash used by investing activities	(110.2)	(210.7)	(354.6)
Financing activities
Proceeds from revolving credit facilities	295.3	575.1	360.4
Payments on revolving credit facilities	(355.1)	(536.3)	(107.0)
Proceeds from notes and term loans, inclusive of premiums and discounts	1,483.0	263.8	540.4
Payments on notes and term loans, including premiums	(1,292.2)	—	(443.8)
Net payments on other long-term debt	(9.9)	(6.4)	(7.3)
Debt issuance costs	(21.0)	(2.8)	(4.0)
Other	(2.4)	(2.9)	(0.6)
Net cash used by financing activities	97.7	290.5	338.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(2.2)	4.0	(2.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.6	52.4	(6.6)
Cash, cash equivalents and restricted cash at beginning of period	108.0	55.6	62.2
Cash, cash equivalents and restricted cash at end of period	$115.6	$108.0	$55.6

Cash and cash equivalents	$108.6	$102.4	$55.6
Restricted cash (included in “Prepaid expenses and other current assets”)	7.0	5.6	—
Cash, cash equivalents and restricted cash	$115.6	$108.0	$55.6

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total Equity
Balance at January 1, 2016	$0.3	$421.9	$87.7	$(182.7)	$327.2
Net loss	—	—	(75.6)	—	(75.6)
Other comprehensive loss	—	—	—	(40.8)	(40.8)
Stock-based compensation activity	—	6.3	—	—	6.3
Other	—	(0.2)	(0.3)	—	(0.5)
Balance at December 31, 2016	$0.3	$428.0	$11.8	$(223.5)	$216.6
Net loss	—	—	(210.6)	—	(210.6)
Other comprehensive income	—	—	—	83.0	83.0
Stock-based compensation activity	—	8.3	—	—	8.3
Adoption of accounting standard	—	—	(4.7)	—	(4.7)
Other	—	—	0.1	—	0.1
Balance at December 31, 2017	$0.3	$436.3	$(203.4)	$(140.5)	$92.7
Net loss	—	—	(91.6)	—	(91.6)
Other comprehensive loss	—	—	—	(26.5)	(26.5)
Dividend (see Note 19)	—	(11.3)	—	—	(11.3)
Stock-based compensation activity	—	6.8	—	—	6.8
Adoption of accounting standard	—	—	2.8	—	2.8
Balance at December 31, 2018	$0.3	$431.8	$(292.2)	$(167.0)	$(27.1)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share and per share data)

1.	BASIS OF PRESENTATION
Nature of Operations
Aleris Corporation and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “Aleris,” “we,” “our,” “us,” and the “Company” or similar terms) is a Delaware corporation with its principal executive offices located in Cleveland, Ohio. The principal business of the Company is the production of aluminum rolled products, including aluminum plate, sheet and fabricated products, using continuous cast and direct-chill processes. Our aluminum plate and sheet products are sold to customers and distributors serving the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries.
Basis of Presentation
Aleris is a holding company and currently conducts its business and operations through its direct wholly owned subsidiary, Aleris International, Inc. and its consolidated subsidiaries. Aleris International, Inc. is referred to herein as Aleris International. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
Restricted Cash
Cash that is reserved for a specific purpose and not available for general business use is considered restricted cash. Restricted cash is classified as either current or noncurrent assets depending on the date of availability or disbursement. At December 31, 2018, $7.0 of cash was restricted for payments of the China Loan Facility (defined below), all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet. There was $5.6 of restricted cash at December 31, 2017.
Accounts Receivable Allowances and Credit Risk
We extend credit to our customers based on an evaluation of their financial condition; generally, collateral is not required. Substantially all of the accounts receivable associated with our European operations and a portion of the accounts receivable associated with our China operations are insured against loss by third party credit insurers. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve and our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations. The movement of the accounts receivable allowance is as follows:

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the years ended December 31,
	2018	2017	2016
Balance at beginning of the period	$0.4	$0.3	$0.4
Expenses for uncollectible accounts, net of recoveries	—	0.1	0.4
Receivables written off against the valuation reserve	(0.3)	—	(0.5)
Balance at end of the period	$0.1	$0.4	$0.3
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. Our consigned inventory held at third party warehouses and customer locations was approximately $16.4 and $32.5 as of December 31, 2018 and 2017, respectively.
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

Buildings and improvements	5 - 38 years
Production equipment and machinery	2 - 25 years
Office furniture, equipment and other	3 - 10 years
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	For the years ended December 31,
	2018	2017	2016
Capitalized interest	$1.2	$8.4	$25.2
Intangible Assets
Intangible assets are primarily related to trade names, technology and customer relationships. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid. Intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized over their estimated useful lives, ranging from 15 to 25 years. See Note 7, “Intangible Assets,” for additional information.
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
Indefinite-Lived Intangible Asset
Our indefinite-lived intangible asset related to our trade name is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.
Under ASC 350, “Intangibles - Goodwill and Other,” intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible asset is reviewed to determine if the indefinite status remains appropriate. Using a qualitative assessment in the current year, we determined that it was not more-likely-than-not that the indefinite-lived intangible asset was impaired and no impairment relating to our indefinite-lived intangible asset was necessary.
Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the terms of the related debt agreements as interest expense using the effective interest method.
Revenues
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied, which occurs at a point in time when control of the product transfers to the customer. See Note 3, “Revenue from Contracts with Customers,” for additional information.
Shipping and Handling Costs
Shipping and handling costs are included within “Cost of sales” in the Consolidated Statements of Operations.
Research and Development
Our research and development organization includes three locations in Europe, one location in the United States and one location in China, along with support staff focused on new product and alloy offerings and process performance technology. Research and development expenses, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations, were $18.4, $16.0 and $10.9 for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
We recognize compensation expense for stock options, restricted stock units and restricted shares under the provisions of ASC 718, “Compensation—Stock Compensation,” using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value.
The fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield and volatility. Subsequent to the adoption of ASU 2016-09, “Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), forfeitures are recognized as they occur and the term of the awards are calculated using the practical expedient that allows for the calculation of the term to be the midpoint between the requisite service period and the contractual term of the award. The fair value of restricted stock units and restricted shares were based on the estimated fair value of our common stock on the date of grant. The fair value of our common stock was estimated based upon a present value technique using discounted cash flows, forecasted over a five-year period with residual growth rates thereafter, and a market comparable approach. From these two approaches, the discounted cash flow analysis was weighted at 50% and the comparable public company analysis was weighted at 50%.

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
The discounted cash flow analysis was based on production volume projections developed by internal forecasts, as well as commercial, wage and benefit and inflation assumptions. The discounted cash flow analysis included the sum of (i) the present value of the projected unlevered cash flows for a five-year period (the “Projection Period”); and (ii) the present value of a terminal value, which represented the estimate of value attributable to periods beyond the Projection Period. To calculate the terminal value, a perpetuity growth rate approach is used. Other significant assumptions include future capital expenditures and changes in working capital requirements.
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
There were no stock options, restricted stock units or restricted shares granted during the year ended December 31, 2018. Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 was $9.2, $11.3 and $7.0, respectively.
Derivatives and Hedging
We are engaged in activities that expose us to various market risks, including changes in the prices of primary aluminum, aluminum alloys, scrap aluminum, copper, zinc, natural gas and diesel, as well as changes in currency and interest rates. Certain of these financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue derivative financial instruments for trading purposes. Our metal pricing strategy is designed to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum prices. We also maintain a natural gas pricing strategy designed to minimize significant fluctuations in earnings caused by the volatility of natural gas prices.
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
The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. Fair values for our metal and energy derivative instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. Our currency and interest rate derivative instruments are valued using observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. In accordance with the requirements of ASC 820, we have included an estimate of the risk associated with non-performance by either ourselves or our counterparties in developing these fair values. See Note 13, “Derivative and Other Financial Instruments,” for additional information.
The Company does not currently account for its derivative financial instruments as hedges. With the exception of our interest rate derivative instruments (for which realized gains are included within “Interest expense, net” in the Consolidated Statements of Operations) both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Operations. All realized gains and losses are included within “Net cash provided (used) by operating activities” in the Consolidated Statements of Cash Flows.
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2018, substantially all of our derivative financial instruments were maintained with ten counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. Individually significant transactions are translated at the applicable currency exchange rate on the date of the transaction. We translate all of the other amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. Except for intercompany debt determined to be of a long-term investment nature, current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other (income) expense, net” in the Consolidated Statements of Operations. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional losses (gains) of $0.3, $8.2 and $(0.8) for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Tax benefits from uncertain tax positions are recognized in the financial statements when it is more likely than not that the position is sustainable, based solely on its technical merits and considerations of the relevant taxing authority, widely understood practices and precedents. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Operations.
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
Recently Adopted and New Accounting Pronouncements
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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This guidance requires the presentation of all components of net periodic benefit cost, other than service costs, outside of operating income. Upon adoption, only the service cost component of periodic benefit costs are included in operating income and eligible for capitalization in assets. This guidance was adopted in the first quarter of 2018. For the year ended December 31, 2017, $2.0 and $1.6 of pension and postretirement benefit expenses were reclassified from “Cost of sales” and “Selling, general and administrative expenses,” respectively, to “Other (income) expense, net” in the Consolidated Statements of Operations. For the year ended December 31, 2016, $1.8 and $1.0 of pension and postretirement benefit expenses were reclassified from “Cost of sales” and “Selling, general and administrative expenses,” respectively, to “Other (income) expense, net” in the Consolidated Statements of Operations. The adoption had no impact on reported net income or retained earnings.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to current guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and a modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 on January 1, 2019 and has executed a project plan to guide the implementation of the standard. The project plan includes analyzing the Company’s purchasing contracts, drafting an updated accounting policy and evaluating new disclosure requirements. In addition, the Company is identifying and implementing appropriate changes to its business processes and controls to support the accounting and disclosure under the new guidance. We

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

have adopted the standard using a modified retrospective approach, applying the standard’s transition provisions at the beginning of the period of adoption. ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Company elected the package of practical expedients allowing us to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases.
Upon adoption, we expect to record operating lease right-of-use assets in the range of approximately $10.0 to $15.0, representing the present value of future lease payments under operating leases with terms of greater than twelve months. We also expect to record corresponding operating lease liabilities in the range of approximately and $11.0 to $16.0. In addition, we expect the current capital lease balances of $10.4, $4.0 and $6.2 reported in fixed assets, current maturities of long-term debt and long-term debt, respectively, will be reclassified into separately classified right-of-use asset and lease obligation accounts. We do not expect the adoption to impact retained earnings.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Subsequent accounting standard updates have been issued which amend and/or clarify the application of ASU 2014-09. The Company adopted ASU 2014-09 in the first quarter of 2018, and has applied the standard to all contracts at that date. In evaluating the impact of the standard, management has concluded that control has transferred on certain of the inventory held on consignment at customer locations or in third-party warehouses. Subsequent to adoption of the standard, revenue has been recognized on such consignment inventory when it is delivered into consignment. We adopted this standard using the modified retrospective approach. The January 1, 2018 adoption of the standard resulted in an increase to accounts receivable, accrued liabilities and deferred income tax liabilities of $28.6, $1.6 and $1.2, respectively, and a decrease in inventory of $23.0. The net impact was recorded as a decrease to retained deficit of $2.8.
The pre-tax impact of the adoption of ASU 2014-09 on our Consolidated Balance Sheet at December 31, 2018 and our Consolidated Statement of Operations for the year ended December 31, 2018 is as follows:

Increase (decrease)
Consolidated Balance Sheet
Accounts receivable	$26.0
Inventories	(22.8)
Accrued liabilities	2.4
Consolidated Statement of Operations
Revenues	$(2.0)
Cost of goods sold	(1.7)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

	For the year ended December 31, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$293.3	$85.1	$—	$378.4
Automotive	221.0	400.8	—	(25.0)	596.8
Building and construction	834.6	—	—	—	834.6
Distribution	465.0	—	61.6	(0.8)	525.8
Heat exchanger	—	263.9	—	—	263.9
Regional plate and sheet	—	397.5	—	—	397.5
Truck trailer	194.0	—	—	—	194.0
Other	201.1	51.9	2.1	(0.2)	254.9
	$1,915.7	$1,407.4	$148.8	$(26.0)	$3,445.9
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
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	Total Deferred Revenue
Deferred revenue at January 1, 2018	$21.4	(a)
Payments received	78.0
Revenue recognized	(18.8)
Adoption of ASC 606	1.6
Currency and other	(0.3)
Deferred revenue at December 31, 2018	$81.9	(a)
(a) Deferred revenue is included in “Accrued liabilities” and “Deferred revenue” on the Consolidated Balance Sheet.
4. RESTRUCTURING CHARGES
2018 Restructuring
During the year ended December 31, 2018, we recorded restructuring charges of $4.8 in the Consolidated Statements of Operations. These charges included $4.3 related to exit and environmental remediation costs of closed facilities within the North America segment. The remainder of the charges related to severance and other termination benefits.
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
5. INVENTORIES
The components of our “Inventories” as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Raw materials	$283.8	$207.6
Work in process	284.5	210.8
Finished goods	169.1	181.6
Supplies	35.5	31.2
Total inventories	$772.9	$631.2
6. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2018	2017
Land	$94.2	$93.6
Buildings and improvements	395.6	395.6
Production equipment and machinery	1,456.8	1,314.9
Office furniture and computer software and equipment	129.8	120.9
Construction work-in-progress	41.7	152.9
Property, plant and equipment	2,118.1	2,077.9
Accumulated depreciation	(723.1)	(607.0)
Property, plant and equipment, net	$1,395.0	$1,470.9
Capital lease assets totaled $17.9 and $16.4 at December 31, 2018 and 2017, respectively. Accumulated amortization of capital lease assets totaled $7.5 and $7.2 at December 31, 2018 and 2017, respectively. Capital expenditures included in accounts payable totaled $17.9 and $20.4 at December 31, 2018 and 2017, respectively. Capital expenditures included in accrued liabilities totaled $20.4 and $42.6 at December 31, 2018 and 2017, respectively.
Our depreciation expense, including amortization of capital lease assets, and repair and maintenance expense was as follows:

	For the years ended December 31,
	2018	2017	2016
Depreciation expense included within “Selling, general and administrative expenses”	$9.5	$8.2	$9.5
Depreciation expense included within “Cost of sales”	128.1	105.4	93.2
Repair and maintenance expense included within “Loss from continuing operations”	105.0	95.5	93.1
7. INTANGIBLE ASSETS
The following table details our intangible assets as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade name	$15.9	$—	$15.9	Indefinite	$15.9	$—	$15.9
Technology	5.9	(2.1)	3.8	25 years	5.9	(1.8)	4.1
Customer relationships	28.3	(15.5)	12.8	15 years	28.3	(13.6)	14.7
Total	$50.1	$(17.6)	$32.5	17 years	$50.1	$(15.4)	$34.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table presents amortization expense, which has been classified within “Selling, general and administrative expenses” in the Consolidated Statements of Operations:

	For the years ended December 31,
	2018	2017	2016
Amortization expense	$2.1	$2.1	$2.1
The following table presents estimated amortization expense for the next five years:

2019	$2.1
2020	2.1
2021	2.1
2022	2.1
2023	2.1
Total	$10.5
8. ACCRUED AND OTHER LONG-TERM LIABILITIES
Accrued liabilities at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Employee-related costs	$67.8	$64.7
Accrued interest	31.5	26.9
Accrued taxes	21.2	16.9
Accrued capital expenditures	20.4	42.6
Deferred revenue	16.8	3.0
Accrued professional fees	11.1	7.8
Derivative financial instruments	4.8	9.0
Other liabilities	24.5	26.5
Total accrued liabilities	$198.1	$197.4
Other long-term liabilities at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Accrued environmental and ARO liabilities	$26.7	$24.3
Employee-related costs	14.6	18.2
Derivative financial instruments	2.4	—
Other long-term liabilities	2.4	6.6
Total other long-term liabilities	$46.1	$49.1
9. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations consist of legal obligations associated with costs to remove asbestos and underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities.
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the years ended December 31,
	2018	2017	2016
Balance at the beginning of the period	$6.1	$4.7	$4.6
Revisions and liabilities incurred	1.0	1.2	—
Accretion expense	0.1	0.1	0.1
Payments	(0.3)	—	(0.1)
Translation and other charges	(0.1)	0.1	0.1
Balance at the end of the period	$6.8	$6.1	$4.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

10. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2018	2017
ABL Facility	$253.7	$319.3
First Lien Term Loan due 2023, net of discount and deferred issuance costs of $24.3 at December 31, 2018	1,070.2	—
10.75% Senior Secured Junior Priority Notes due 2023, net of discount and deferred issuance costs of $7.5 at December 31, 2018	392.5	—
7 7/8% Senior Notes due 2020, net of discount and deferred issuance costs of $3.3 at December 31, 2017	—	436.7
9 1/2% Senior Secured Notes due 2021, inclusive of net premiums and deferred issuance costs of $0.8 at December 31, 2017	—	800.8
Exchangeable Notes, net of discount of $0.2 and $0.3 at December 31, 2018 and December 31, 2017, respectively	44.6	44.5
Zhenjiang Term Loans, net of discount of $0.4 and $0.5 at December 31, 2018 and December 31, 2017, respectively	157.2	169.8
Other	10.1	9.4
Total debt	1,928.3	1,780.5
Less: Current portion of long-term debt	21.9	9.1
Total long-term debt	$1,906.4	$1,771.4
Maturities of Debt
Scheduled maturities of our debt and capital leases subsequent to December 31, 2018 are as follows:

	Debt	Capital leases
2019	$18.0	$4.1
2020	73.2	3.0
2021	37.2	1.5
2022	299.6	0.8
2023	1,485.4	0.5
After 2023	37.3	0.6
Total	$1,950.7	$10.5
Debt Refinancing
On June 25, 2018, Aleris International completed debt refinancing transactions, pursuant to which Aleris International (i) raised $1,500.0 in new debt financing (the “New Financing”), consisting of (A) a new senior secured first lien term loan in an aggregate principal amount of $1,100.0 (the “Term Loan Facility”) and (B) $400.0 aggregate principal amount of newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”), (ii) amended its existing ABL Facility (as defined below) (the “ABL Amendment”), and (iii) used the net proceeds of the New Financing to (A) redeem all of its Prior Notes (as defined below), (B) repay a portion of its outstanding borrowings under the ABL Facility and (C) pay related fees and expenses.
As a result of the debt refinancing transactions, we recorded debt extinguishment costs of $48.9, consisting primarily of the redemption costs for the Prior Notes and expensing the net unamortized discounts and debt issuance costs of the Prior Notes.
Term Loan Facility
The Term Loan Facility consists of a $1,100.0 first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under the ABL Facility and the 2023 Junior Priority Notes (the “Guarantor Subsidiaries” and, together with Aleris Corporation, the “Guarantors”).
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of December 31, 2018.
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
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantors Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of December 31, 2018.
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
The terms of the ABL Amendment increased the size of the ABL Facility by $150.0. As amended, the ABL Facility permits multi-currency borrowings up to $750.0 by Aleris International and its U.S. subsidiaries and up to a combined $375.0 by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $750.0 in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both the borrowing base and the ABL Facility utilization may fluctuate on a monthly basis. Our borrowing base may also fluctuate due to, in part, seasonal working capital increases and increased aluminum prices. The ABL Facility provides for the issuance of up to $125.0 of letters of credit. The credit agreement provides that commitments under the ABL Facility may be increased at any time by an additional $300.0, subject to certain conditions.
As of December 31, 2018, we estimate that the borrowing base would have supported borrowings of up to $632.4. We had outstanding borrowings of $253.7 under the ABL Facility as of December 31, 2018. After giving effect to outstanding borrowings and letters of credit, Aleris International had $353.3 available for borrowing under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2018.
Redemption of Prior Notes
As part of the debt refinancing transactions discussed above, Aleris International redeemed in full the aggregate principal amount of its former 7 7/8% senior notes due 2020 (the “2020 Notes”) and 9½% senior secured notes due 2021 (the “2021 Notes” and, together with the 2020 Notes, the “Prior Notes”). The 2020 Notes were redeemed at a redemption price equal to 101.969% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018, and the 2021 Notes were redeemed at a redemption price equal to 104.750% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018.
Exchangeable Notes
On June 1, 2010, Aleris International issued $45.0 aggregate principal amount of 6.0% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable at any time for our common stock at a rate equivalent to 60.58 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of cash dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
The Exchangeable Notes are the unsecured, senior subordinated obligations of Aleris International and rank (i) junior to all of its existing and future senior indebtedness, including the ABL Facility, the Term Loan Facility and the 2023 Junior Priority Notes; (ii) equally to all of its existing and future senior subordinated indebtedness; and (iii) senior to all of its existing and future subordinated indebtedness.
China Loan Facility
Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time the “China Loan Facility”). The China Loan Facility consists of a $30.6 U.S. dollar term loan facility, an RMB 873.8 million (or equivalent to approximately $127.1 as of December 31, 2018) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $59.6 as of December 31, 2018) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, all amounts outstanding under the Zhenjiang Revolver were repaid in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2018 and 2017, $157.6 and $170.3, respectively, was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. The initial repayment began in 2016. According to the amended repayment schedule, the semi-annual repayment in 2019 will be RMB 23.9 million (or equivalent to approximately $3.5 at December 31, 2018) and will increase to RMB 247.3 million by 2024 (or equivalent to approximately $36.0 at December 31, 2018).

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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2018. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
11. EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plans
The Company’s defined contribution plans cover substantially all U.S. employees not covered under collective bargaining agreements and certain employees covered by collective bargaining agreements. The plans provide both profit sharing and employer matching contributions as well as an age and salary based contribution.
Our match of employees’ contributions under our defined contribution plans and supplemental employer contributions for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the years ended December 31,
	2018	2017	2016
Company match of employee contributions	$5.9	$5.4	$5.2
Supplemental employer contributions	1.5	1.3	1.3
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The service cost component of net periodic benefit expense is included in “Operating income (loss),” while all other components of net periodic benefit expense are included in “Other (income) expense, net” in the Consolidated Statements of Operations. The components of the net periodic benefit expense for the years ended December 31, 2018, 2017 and 2016 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2018	2017	2016
Service cost	$4.5	$3.9	$3.7
Interest cost	5.8	5.8	6.0
Amortization of net loss	1.9	1.9	1.9
Amortization of prior service cost	0.2	0.2	0.2
Expected return on plan assets	(10.3)	(10.2)	(10.0)
Net periodic benefit cost	$2.1	$1.6	$1.8

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2018	2017	2016
Service cost	$2.5	$2.5	$2.0
Interest cost	2.1	1.8	2.1
Amortization of net loss	2.7	3.0	1.6
Net periodic benefit cost	$7.3	$7.3	$5.7
The changes in projected benefit obligations and plan assets during the years ended December 31, 2018 and 2017 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2018	2017	2018	2017
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$188.8	$180.6	$130.3	$118.9
Service cost	4.5	3.9	2.5	2.5
Interest cost	5.8	5.8	2.1	1.8
Actuarial (gain) loss	(12.5)	11.2	(0.6)	(3.7)
Expenses paid	(2.0)	(1.8)	—	—
Benefits paid	(10.0)	(10.9)	(3.7)	(4.2)
Plan settlements	—	—	(0.7)	—
Translation and other	—	—	(4.2)	15.0
Projected benefit obligation at end of period	$174.6	$188.8	$125.7	$130.3

Change in plan assets
Fair value of plan assets at beginning of period	$143.6	$136.1	$1.3	$1.3
Employer contributions	7.0	1.2	4.7	4.0
Actual return on plan assets	(8.9)	19.0	—	0.1
Expenses paid	(2.0)	(1.8)	—	—
Benefits paid	(10.0)	(10.9)	(3.7)	(4.2)
Plan settlements	—	—	(0.7)	—
Translation and other	—	—	1.5	0.1
Fair value of plan assets at end of period	$129.7	$143.6	$3.1	$1.3

Net amount recognized	$(44.9)	$(45.2)	$(122.6)	$(129.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2018 and 2017:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2018	2017	2018	2017
Accrued liabilities	$—	$—	$(3.8)	$(4.0)
Accrued pension benefits	(44.9)	(45.2)	(118.8)	(125.0)
Net amount recognized	$(44.9)	$(45.2)	$(122.6)	$(129.0)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial loss	$42.6	$37.7	$39.5	$44.7
Net prior service cost	1.3	1.6	—	—
	$43.9	$39.3	$39.5	$44.7

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(2.6)		$(2.4)
Amortization of net prior service cost	(0.2)		—
	$(2.8)		$(2.4)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$174.2	$188.4	$123.2	$127.3
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	174.6	188.9	124.7	130.4
Aggregate fair value of plan assets	129.8	143.7	2.0	1.4
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	174.2	188.4	120.5	126.1
Aggregate fair value of plan assets	129.8	143.7	—	—
Projected employer contributions for 2019	5.1		—
Plan Assumptions. We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. We use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The use of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.
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
The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2018	2017	2016
Discount rate	4.2%	3.5%	4.0%

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	Non-U.S. Pension Benefits
	As of December 31,
	2018	2017	2016
Discount rate	2.2%	2.1%	1.9%
Rate of compensation increases, if applicable	3.0	3.0	3.0
The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2018	2017	2016
Discount rates	3.2%-3.7%	3.3% - 4.4%	3.4% - 4.2%
Expected return on plan assets	7.3	7.8	7.8

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2018	2017	2016
Discount rates	1.6% - 2.3%	1.5% - 2.0%	2.6%
Expected return on plan assets	3.0	2.5	2.8
Rate of compensation increase	3.0	3.0	3.0
Plan Assets. The weighted average plan asset allocations at December 31, 2018 and 2017 and the target allocations are as follows:

	Percentage of Plan Assets
	2018	2017	Target Allocation
Cash	1%	12%	—%
Equity	49	44	55
Fixed income	36	30	35
Real estate	12	13	10
Other	2	1	—
Total	100%	100%	100%
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The fair values of the Company’s pension plan assets at December 31, 2018 by asset class are as follows:

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and Plan Receivables	$1.1	$1.1	$—	$—
Registered Investment Companies:
Large U.S. Equity	13.5	13.5	—	—
Small / Mid U.S. Equity	4.7	4.7	—	—
International Equity	11.8	11.8	—	—
Other	3.0	—	3.0	—
Total assets in the fair value hierarchy	34.1	$31.1	$3.0	$—
Commingled and Limited Partnership Funds measured at NAV (a):
Hedged Equity	16.3
Core Real Estate	15.6
International Large Cap Equity	10.3
Core Fixed Income	47.4
Small Cap Value Equity	9.1
Total assets	$132.8
(a) In accordance with ASC 820-10, certain investments that were measured at NAV (as defined below) (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.
The fair values of the Company’s pension plan assets at December 31, 2017 by asset class are as follows:

	Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$17.2	$17.2	$—	$—
Registered Investment Companies:
Large U.S. Equity	15.6	15.6	—	—
Small / Mid U.S. Equity	5.6	5.6	—	—
International Equity	13.2	13.2	—	—
Other	1.3	—	1.3	—
Total assets in the fair value hierarchy	52.9	$51.6	$1.3	$—
Commingled and Limited Partnership Funds measured at NAV (a):
Hedged Equity	3.5
Core Real Estate	18.7
International Large Cap Equity	12.6
Core Fixed Income	44.2
Small Cap Value Equity	13.0
Total assets	$144.9
(a) In accordance with ASC 820-10, certain investments that were measured at NAV (as defined below) (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2018 and 2017.

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
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits
2019	$10.9	$3.8
2020	11.6	3.8
2021	11.7	3.9
2022	11.4	4.4
2023	11.7	3.9
2024 - 2028	56.2	21.6
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and North America segment employees. We accrue the cost of postretirement benefits within the covered employees’ active service periods.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The financial status of the plans at December 31, 2018 and 2017 is as follows:

	For the years ended December 31,
	2018	2017
Change in benefit obligations
Benefit obligation at beginning of period	$37.5	$37.6
Service cost	0.3	0.2
Interest cost	1.1	1.1
Benefits paid	(4.4)	(4.3)
Employee contributions	1.0	1.2
Medicare subsidies received	0.2	0.2
Actuarial gain	(3.2)	(1.7)
Other	—	3.2
Benefit obligation at end of period	$32.5	$37.5

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	3.2	2.9
Employee contributions	1.0	1.2
Medicare subsidies received	0.2	0.2
Benefits paid	(4.4)	(4.3)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(32.5)	$(37.5)
The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Accrued liabilities	$(2.9)	$(3.2)
Accrued postretirement benefits	(29.6)	(34.3)
Net amount recognized	$(32.5)	$(37.5)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial gain	$(5.4)	$(3.0)
Net prior service cost	3.0	3.2
	$(2.4)	$0.2

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial gain	$1.0
Amortization of prior service cost	(0.2)
	$0.8
The service cost component of net periodic benefit expense is included in “Operating income (loss),” while all other components of net periodic benefit expense are included in “Other (income) expense, net” in the Consolidated Statements of Operations. The components of net postretirement benefit expense for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the years ended December 31,
	2018	2017	2016
Service cost	$0.3	$0.2	$0.2
Interest cost	1.1	1.1	1.3
Amortization of prior service credit	0.2	—	—
Amortization of net (gain) loss	(0.7)	(0.5)	(0.1)
Net postretirement benefit expense	$0.9	$0.8	$1.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Plan Assumptions. We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and are then matched with a yield curve based on an appropriate universe of high-quality corporate bonds. We use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows.
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	For the years ended December 31,
	2018	2017	2016
Discount rates	3.0% - 3.7%	3.1% - 4.3%	3.1% - 4.3%
Discount rate used to determine end of period benefit obligations	4.1%	3.4%	3.8%
Health care cost trend rate assumed for next year	6.9%	7.4%	7.8%
Ultimate trend rate	4.5%	4.5%	4.5%
Year rate reaches ultimate trend rate	2037	2037	2037
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	1.5	(1.3)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2019	$3.1	$2.9
2020	2.9	2.9
2021	2.7	2.7
2022	2.6	2.6
2023	2.5	2.5
2024 - 2028	11.0	11.0
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans totaled $9.9 and $10.2 at December 31, 2018 and 2017, respectively, of which $3.2, the estimated payments under these plans for the year ending December 31, 2019, was classified as a current liability at December 31, 2018.
12. STOCK-BASED COMPENSATION
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

A summary of stock option activity for the year ended December 31, 2018 is as follows:

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2018	3,494,974	$20.92		$9.32
Forfeited	(63,054)	20.17		9.06
Outstanding at December 31, 2018	3,431,920	$20.93	5.7	$9.32
Options exercisable at December 31, 2018	2,911,828	$21.63	5.2	$9.60
The range of exercise prices of options outstanding at December 31, 2018 was $16.78 - $38.45.
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
At December 31, 2018, there was $8.5 of unrecognized compensation expense related to the stock options and restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.0 year.
The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the year ended December 31, 2017. There were no stock options granted during the years ended December 31, 2018 and 2016.

For the year ended December 31, 2017
Weighted average expected option life in years	5.5
Weighted average grant date fair value	$7.78
Risk-free interest rate	2.1%
Equity volatility factor	50%
Dividend yield	—%
Intrinsic value of options exercised	N/A
A summary of restricted stock units activity for the year ended December 31, 2018 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units	Shares	fair value
Outstanding at January 1, 2018	597,658	$17.29
Vested	(328,201)	17.53
Forfeited	(9,406)	17.00
Outstanding at December 31, 2018	260,051	$17.00
The fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $5.8, $8.2 and $2.7, respectively. The weighted average grant date fair value of restricted stock units granted during both of the years ended December 31, 2017 and 2016 was $23.70. There were no restricted stock units granted during the year ended December 31, 2018.
13. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts, options and swaps, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency and interest rate exposures.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2018, $0.2 of cash collateral was posted. No cash collateral was posted at December 31, 2017. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2018 and 2017, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of December 31,
	2018		2017
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$52.3	$(24.3)	$33.5	$(36.0)
Energy	0.2	(1.6)	0.2	(0.1)
Currency	0.4	(4.5)	1.6	(0.1)
Interest Rate	—	(0.4)	—	—
Total	52.9	(30.8)	35.3	(36.2)
Effect of counterparty netting	(23.5)	23.5	(27.2)	27.2
Effect of cash collateral	—	0.2	—	—
Net derivatives as classified in the balance sheet	$29.4	$(7.1)	$8.1	$(9.0)
The fair value of our derivative financial instruments at December 31, 2018 and 2017 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2018	2017
Metal	Prepaid expenses and other current assets	$29.3	$2.2
	Other long-term assets	—	4.3
Energy	Prepaid expenses and other current assets	0.1	0.1
Currency	Prepaid expenses and other current assets	—	0.8
	Other long-term assets	—	0.7
Total		$29.4	$8.1

		December 31,
Liability Derivatives	Balance Sheet Location	2018	2017
Metal	Accrued liabilities	$—	$9.0
	Other long-term liabilities	1.2	—
Energy	Accrued liabilities	1.4	—
Currency	Accrued liabilities	3.0	—
	Other long-term liabilities	1.1	—
Interest Rate	Accrued liabilities	0.4	—
Total		$7.1	$9.0
With the exception of the interest rate derivative financial instruments (for which realized gains are included within “Interest expense, net” in the Consolidated Statements of Operations), both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Operations. Realized (gains) losses on derivative financial instruments totaled the following during the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
Metal	$(23.5)	$47.3	$30.0
Energy	(1.4)	1.0	0.2
Currency	0.6	(0.6)	0.8
Interest Rate	0.1	—	—
Total realized (gains) losses	$(24.2)	$47.7	$31.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2018, we had 0.2 million metric tons and 0.3 million metric tons of metal buy and sell derivative contracts, respectively. As of December 31, 2017, we had 0.1 million metric tons and 0.2 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2018 and 2017, we had 4.6 trillion and 3.5 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2018, we had 4.3 million gallons of diesel fuel swap contracts. As of December 31, 2017, we had 1.5 million diesel fuel swap contracts.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of December 31, 2018 and 2017, we had euro forward contracts covering a notional amount of €77.6 million and €100.8 million, respectively.
Interest Rate Risk
As a result of the completion of the New Financing discussed above, we are exposed to variable interest rate risk on the Term Loan Facility. We have entered into interest rate swaps to fix the LIBOR interest rate on $700.0 of the Term Loan Facility for the period of October 31, 2018 through June 28, 2019.

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2018 and 2017, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at December 31, 2018 and 2017 are as follows:

	December 31,
	2018			2017
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$108.6	$108.6	Level 1	$102.4	$102.4	Level 1
Restricted cash	7.0	7.0	Level 1	5.6	5.6	N/A
ABL Facility	253.7	253.7	Level 2	319.3	319.3	Level 2
First Lien Term Loan	1,070.2	1,088.2	Level 1	—	—	N/A
10.75% Senior Secured Junior Priority Notes	392.5	410.1	Level 1	—	—	N/A
Exchangeable Notes	44.6	60.7	Level 3	44.5	45.4	Level 3
7 7/8% Senior Notes	—	—	N/A	436.7	438.1	Level 1
9 ½ % Senior Secured Notes	—	—	N/A	800.8	847.3	Level 1
Zhenjiang Term Loans	157.2	157.6	Level 3	169.8	170.3	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the Term Loan Facility, the 2023 Junior Priority Notes and the Prior Notes were estimated using market quotations. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.6% and expected equity volatility of 60%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

the Zhenjiang Term Loans and Zhenjiang Revolver approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
14. INCOME TAXES
U.S. Tax Reform Impact
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into U.S. law. Some of the key tax provisions included the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, the limitation on the deductibility of interest expense, the immediate expensing of qualified business assets, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, the changes to the deductibility of executive compensation and a provision referred to as global intangible low-taxed income (“GILTI”) that imposes a new tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. ASC 740, “Income Taxes” (“ASC 740”), requires us to recognize the effect of the tax law changes in the period of enactment. Also on December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to the guidance, at December 31, 2017, we recognized the provisional effects of the enactment of the Tax Act for which measurement could be reasonably estimated. We continued to monitor certain aspects of the Tax Act and related regulatory guidance issued by the U.S. Treasury. Pursuant to SAB 118, adjustments to the provisional amounts recorded as of December 31, 2017 that were identified within a subsequent measurement period of up to one year from the enactment date are to be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
As a result of the Tax Act, at December 31, 2017, we revalued our U.S. federal deferred tax assets and liabilities to the new tax rate and recorded a provisional amount of $1.1 of income tax benefit for the remeasurement. At December 31, 2017, we expected the Company to be significantly impacted by the limitation on the tax deductibility of interest expense in the future, however, we expected to utilize our net operating losses to offset this impact, in effect, converting net operating loss deferred tax assets into interest limitation deferred tax assets still subject to a full valuation allowance. We did not expect to be subject to any transition tax from our foreign operations, and therefore did not recognize any provisional amount for the transition tax at December 31, 2017. Our accounting policy is to record Global Intangible Low-Taxed Income (“GILTI”) as a period cost if and when incurred. The Company has completed the analysis based on legislative updates relating to the Tax Act currently available which resulted in no significant adjustments in 2018 to the provisional effects of the enactment of the Tax Act recognized at December 31, 2017.
The (loss) income before income taxes was as follows:

	For the years ended December 31,
	2018	2017	2016
U.S.	$(147.2)	$(244.8)	$(145.3)
International	74.1	70.8	113.0
Loss from continuing operations before income taxes	(73.1)	(174.0)	(32.3)
Income (loss) from discontinued operations before income taxes	—	4.5	(3.3)
Total loss before income taxes	$(73.1)	$(169.5)	$(35.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The provision for income taxes, which reflects the application of the intraperiod tax allocation requirements of ASC 740-20, “Intraperiod Tax Allocation”, was as follows:

	For the years ended December 31,
	2018	2017	2016
Current:
Federal	$(0.1)	$(1.9)	$(0.1)
State	0.1	—	0.3
International	16.5	10.7	18.3
	16.5	8.8	18.5
Deferred:
Federal	(1.5)	(1.6)	0.2
State	(0.1)	0.1	0.1
International	3.6	33.1	21.2
	2.0	31.6	21.5
Provision for income taxes of continuing operations	18.5	40.4	40.0
Provision for income taxes of discontinued operations	—	0.7	—
Total provision for income taxes	$18.5	$41.1	$40.0
The income tax benefit of continuing operations, computed by applying the federal statutory tax rate to the loss from continuing operations before income taxes, differed from the provision for income taxes of continuing operations as follows:

	For the years ended December 31,
	2018	2017	2016
Income tax benefit at the federal statutory rate	$(15.4)	$(60.9)	$(11.3)
Foreign income tax rate differential and permanent differences, net	16.5	(2.5)	(3.0)
State income taxes, net	(4.4)	(9.9)	(2.8)
Domestic permanent differences, net	0.3	0.6	0.8
Disallowed tax loss on property distribution	2.2	—	—
Tax on deemed dividend of foreign earnings, net of foreign tax credit	16.9	10.5	28.5
Change in uncertain tax position	—	1.2	0.2
Effect of statutory rate changes	1.0	99.1	—
SAB 118 adjustment at 35%	(1.8)	1.8	—
Change in valuation allowance - excluding rate change	3.7	86.2	28.8
Change in valuation allowance - rate change	—	(86.8)	—
Other, net	(0.5)	1.1	(1.2)
Provision for income taxes of continuing operations	$18.5	$40.4	$40.0
The unfavorable foreign income tax rate differential in 2018 resulted primarily from the mix of income and tax rates in non-U.S. tax jurisdictions. The favorable foreign income tax rate differential in 2017 resulted primarily from the mix of income and tax rates in non-U.S. tax jurisdictions. The favorable foreign income tax rate differential in 2016 resulted primarily from notional interest deductions of certain foreign entities and the mix of income and tax rates in non-U.S. tax jurisdictions.
The unfavorable effect of rate changes in 2017 of $99.1 was comprised of a $85.7 unfavorable effect resulting from the remeasurement of U.S. federal net deferred assets due to the reduction to the federal income tax rate from 35% to 21% enacted by the Tax Act and a $13.4 unfavorable effect resulting from the remeasurement of net deferred tax assets in non-U.S. jurisdictions due to reductions in the corporate income tax rates in those non-U.S. jurisdictions. The favorable effect of the change in valuation allowance rate change in 2017 of $86.8 resulted from the remeasurement of U.S. federal valuation allowances established against the U.S. federal net deferred assets due to the reduction to the federal income tax rate. The net effect of rate changes in 2017 was an unfavorable $12.3, of which a favorable $1.1 related to the U.S. federal and an unfavorable $13.4 related to non-U.S. jurisdictions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$84.4	$84.5
Undistributed foreign earnings	—	1.3
Other	23.7	15.4
Total deferred tax liabilities	108.1	101.2
Deferred Tax Assets
Net operating loss carryforwards	254.7	274.6
Interest expense carryforwards	35.1	9.2
Property, plant and equipment and intangible assets	35.0	44.5
Deferred revenue	17.9	5.9
Accrued pension benefits	32.2	33.5
Accrued liabilities	17.1	20.8
Other	32.5	37.0
	424.5	425.5
Valuation allowance	(257.1)	(257.6)
Total deferred tax assets	167.4	167.9
Net deferred tax assets	$59.3	$66.7
At December 31, 2018 and 2017, we had valuation allowances recorded against deferred tax assets of continuing operations of $257.1 and $257.6, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2018 and 2017 valuation allowances, $65.7 and $83.9, respectively, relate primarily to net operating losses in non-U.S. tax jurisdictions, $154.1 and $141.0, respectively, relate primarily to the U.S. federal effects of net operating losses, interest expense carryforwards and amortization in 2018 and net operating losses and amortization in 2017 and $37.3 and $32.7, respectively, relate primarily to the state effects of net operating losses, interest expense carryforwards and amortization in 2018 and net operating losses and amortization in 2017. The net decrease in the valuation allowance is attributable to a decrease in non-U.S. jurisdictions resulting primarily from the reduction of net operating loss carryforwards due to expiration and audit adjustment and an increase in the U.S. resulting primarily from the interest expense carryforwards arising from the Tax Act. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in the valuation allowances:

	For the years ended December 31,
	2018	2017	2016
Balance at beginning of the period	$257.6	$244.9	$218.5
Additions recorded in the provision for income taxes - excluding rate change	3.7	86.2	30.3
Reversals recorded in the provision for income taxes - rate change	—	(86.8)	—
Accumulated other comprehensive income (loss)	0.5	0.6	(0.5)
Currency translation	(4.7)	5.3	(3.4)
Retained earnings	—	7.4	—
Balance at end of the period	$257.1	$257.6	$244.9
At December 31, 2018, we had approximately $332.6 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $172.9 can be carried forward indefinitely. The non-U.S. net operating loss carryforwards will begin to expire in 2019. In addition, we had $18.0 of unused capital loss carryforwards associated with non-U.S. tax jurisdictions, which can be carried forward indefinitely but can only be offset against capital gains. At December 31, 2018, the U.S. federal net operating loss carryforward was $651.2. The tax benefits associated with state net operating loss carryforwards at December 31, 2018 were $29.1.
At December 31, 2018 we had no undistributed earnings to the U.S. in our non-U.S. investments.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table summarizes the change in uncertain tax positions, all of which are recorded in continuing operations:

	For the years ended December 31,
	2018	2017	2016
Balance at beginning of the period	$4.2	$2.5	$2.4
Additions for tax positions of prior years	—	1.3	0.1
Reductions for tax positions of prior years	(0.3)	(0.2)	—
Additions for tax positions of current year	—	0.6	—
Balance at end of period	$3.9	$4.2	$2.5
$3.0 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Operations. Interest of $0.9 and $0.8 was accrued on the uncertain tax positions as of December 31, 2018 and 2017, respectively. Total interest of $0.2 was recognized as part of the provision for income taxes for each of the years ended December 31, 2018, 2017 and 2016. Accrued penalties are not significant.
The 2009 through 2017 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for tax years ended December 31, 2012, 2011, 2010 and 2009. Subsequent to the reporting date, the non-U.S. taxing jurisdiction proposed certain significant adjustments to the Company’s transfer pricing tax position. Management is currently evaluating those proposed adjustments, but if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position. However, the Company anticipates that it is reasonably possible that an additional expense in the range of €3.0 to €4.7 (or equivalent to approximately $3.4 to $5.4 at December 31, 2018) will be recorded in the first quarter of 2019. The tax audit is anticipated to be completed within three months of the reporting date. During the third quarter of 2018, the same jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013.
During the second quarter of 2018, another non-U.S. taxing jurisdiction completed an examination of our tax return for tax year ended December 31, 2015, which it commenced during the second quarter of 2017. The results of the examination did not impact the financial position, results of operations or cash flows for 2018.
During the third quarter of 2018, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013 that is anticipated to be completed within six months of the reporting date
During the first quarter of 2019, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2017 and 2016 that is anticipated to be completed within twelve months of the reporting date.
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease various types of equipment and property, primarily office space at various locations and the equipment used in our operations. The future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year, which may also contain renewal options, as of December 31, 2018, are as follows:

	2019	2020	2021	2022	2023	Thereafter
Operating leases	$4.9	$4.3	$3.1	$1.3	$1.2	$0.8
Rental expense for the years ended December 31, 2018, 2017 and 2016 was $9.9, $10.1 and $9.9, respectively.
Purchase Obligations
Our non-cancellable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2018, as well as natural gas and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the amounts shown below. As of December 31, 2018, amounts due under long-term non-cancellable purchase obligations are as follows:

	2019	2020	2021	2022	2023	Thereafter
Purchase obligations	$218.0	$169.9	$150.2	$3.3	$2.3	$16.4
Amounts purchased under long-term purchase obligations during the years ended December 31, 2018, 2017 and 2016 approximated previously projected amounts.
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
The changes in our accruals for environmental liabilities are as follows:

	For the years ended December 31,
	2018	2017	2016
Balance at the beginning of the period	$22.1	$23.8	$26.2
Revisions and liabilities incurred	5.7	(0.1)	(0.3)
Payments	(2.1)	(2.0)	(2.0)
Translation and other charges	(0.1)	0.4	(0.1)
Balance at the end of the period	$25.6	$22.1	$23.8
Our reserves for environmental remediation liabilities have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet, of which $11.9 and $10.2, respectively, are subject to indemnification by third parties at December 31, 2018 and 2017. These amounts are in addition to our asset retirement obligations discussed in Note 9, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
North America
Our North America segment consists of nine manufacturing facilities located throughout the United States that produce rolled aluminum and coated products for the building and construction, automotive, truck trailer, consumer durables, other general industrial and distribution end-uses. Substantially all of our North America segment’s products are manufactured to specific customer requirements, using continuous cast and direct-chill technologies that provide us with significant flexibility to produce a wide range of products. Specifically, those products are integrated into, among other applications, building products, cars, truck trailers, gutters, appliances and recreational vehicles. In connection with the autobody sheet (“ABS”) project at our Lewisport facility, the North America segment has been incurring labor, consulting and other expenses associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products and the development of sales and marketing efforts necessary to enter into this new end-use. These start-up costs are not included in management’s definition of segment income, as defined below.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany, that produce aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), heat-treated plate for engineered product applications and industrial coil and sheets. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Reportable Segment Information
The following table shows our revenues, segment income and other financial information for each of our reportable segments:

	North		Asia	Intra-entity
	America	Europe	Pacific	Revenues	Total
Year Ended December 31, 2018
Revenues to external customers	$1,915.7	$1,382.2	$148.0		$3,445.9
Intra-entity revenues	—	25.2	0.8	$(26.0)	—
Total revenues	1,915.7	1,407.4	148.8	(26.0)	3,445.9
Segment income	196.0	129.8	23.6		349.4
Segment assets	1,460.0	736.4	340.2		2,536.6
Payments for property, plant and equipment	60.2	34.2	12.0		106.4
Year Ended December 31, 2017
Revenues to external customers	$1,467.8	$1,272.6	$116.9		$2,857.3
Intra-entity revenues	—	28.1	5.4	$(33.5)	—
Total revenues	1,467.8	1,300.7	122.3	(33.5)	2,857.3
Segment income	88.0	127.4	15.0		230.4
Segment assets	1,309.9	738.4	371.4		2,419.7
Payments for property, plant and equipment	174.6	25.8	5.9		206.3
Year Ended December 31, 2016
Revenues to external customers	$1,363.5	$1,206.0	$94.4		$2,663.9
Intra-entity revenues	1.6	16.6	6.1	$(24.3)	—
Total revenues	1,365.1	1,222.6	100.5	(24.3)	2,663.9
Segment income	86.1	149.4	10.8		246.3
Payments for property, plant and equipment	299.9	46.2	8.2		354.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	For the years ended December 31,
	2018	2017	2016
Profits
Total segment income	$349.4	$230.4	$246.3
Unallocated amounts:
Depreciation and amortization	(139.7)	(115.7)	(104.9)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(58.1)	(56.3)	(51.8)
Restructuring charges	(4.8)	(2.9)	(1.5)
Interest expense, net	(144.7)	(124.1)	(82.5)
Unallocated gains on derivative financial instruments	22.6	3.1	19.1
Unallocated currency exchange losses	(2.3)	(2.5)	(0.5)
Start-up costs	(55.0)	(73.6)	(46.0)
Loss on extinguishment of debt	(48.9)	—	(12.6)
Other income (expense), net	8.4	(9.6)	2.1
Impairment of amounts held in escrow related to the sale of the recycling business	—	(22.8)	—
Loss from continuing operations before income taxes	$(73.1)	$(174.0)	$(32.3)

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$106.4	$206.3	$354.3
Other payments for property, plant and equipment	1.8	1.4	3.8
Total consolidated payments for property, plant and equipment	$108.2	$207.7	$358.1

Assets
Total assets for reportable segments	$2,536.6	$2,419.7
Unallocated assets	242.8	224.7
Total consolidated assets	$2,779.4	$2,644.4
Geographic Information
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived tangible assets (net of accumulated depreciation and amortization):

	For the years ended December 31,
	2018	2017	2016
Revenues
United States	$1,811.8	$1,399.5	$1,324.8
International:
Asia	241.2	199.3	184.3
Germany	396.6	439.5	433.6
Other Europe	711.7	603.1	548.5
Mexico, Canada and South America	255.6	191.1	148.5
Other	29.0	24.8	24.2
Total international revenues	1,634.1	1,457.8	1,339.1
Consolidated revenues	$3,445.9	$2,857.3	$2,663.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	December 31,
	2018	2017
Long-lived tangible assets
United States	$864.8	$906.9
International:
Asia	258.8	278.9
Europe	271.4	285.1
Total international	530.2	564.0
Consolidated total	$1,395.0	$1,470.9

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, which are items that change equity during the reporting period, but are not included in earnings:

		Currency	Pension and other
	Total	translation	postretirement
Balance at January 1, 2016	$(182.7)	$(118.7)	$(64.0)
Current year currency translation adjustments	(29.7)	(32.2)	2.5
Recognition of net actuarial losses	(19.7)	—	(19.7)
Amortization of net actuarial losses and prior service cost	3.6	—	3.6
Deferred tax expense on pension and other postretirement liability adjustments	5.0	—	5.0
Balance at December 31, 2016	(223.5)	(150.9)	(72.6)
Current year currency translation adjustments	82.0	86.7	(4.7)
Recognition of net actuarial losses	(2.0)	—	(2.0)
Amortization of net actuarial losses and prior service cost	4.7	—	4.7
Deferred tax expense on pension and other postretirement liability adjustments	(1.7)	—	(1.7)
Balance at December 31, 2017	(140.5)	(64.2)	(76.3)
Current year currency translation adjustments	(27.3)	(29.1)	1.8
Recognition of net actuarial losses	(2.1)	—	(2.1)
Amortization of net actuarial losses and prior service cost	4.3	—	4.3
Deferred tax expense on pension and other postretirement liability adjustments	(1.4)	—	(1.4)
Balance at December 31, 2018	$(167.0)	$(93.3)	$(73.7)
A summary of reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2018 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service cost, before tax	$(4.3)	(a)
Deferred tax benefit on pension and other postretirement liability adjustments	0.8
Losses reclassified into earnings, net of tax	$(3.5)

(a)
This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 11, “Employee Benefit Plans,” for additional detail).

18. SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows:

	For the years ended December 31,
	2018	2017	2016
Cash payments for:
Interest	$135.4	$130.2	$100.9
Income taxes	15.4	8.5	29.5
Non-cash financing activity associated with lease contracts	5.8	5.5	3.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

19. STOCKHOLDERS’ EQUITY
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding common shares
Balance at January 1, 2016	31,768,819
Issuance associated with options exercised	60,094
Issuance associated with vested restricted stock units	74,542
Issuance upon conversion of Aleris International preferred stock to common stock	795
Balance at December 31, 2016	31,904,250
Issuance associated with vested restricted stock units	97,068
Balance at December 31, 2017	32,001,318
Issuance associated with vested restricted stock units	382,967
Shares cancelled	(3,418)
Balance at December 31, 2018	32,380,867
Dividends Paid
In connection with the 2015 sale of our former recycling and specification alloys business, we had a receivable, held in escrow, in the form of Real Industry Inc.’s Series B non-participating preferred stock. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time we recorded an impairment charge of $22.8 to reduce the carrying value of the receivable to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares Elah Holdings, Inc.’s (the reorganized company) common stock with an estimated fair value of $11.1. The receipt of these shares, as well as additional net cash considerations, resulted in a gain of $12.2 that was recorded in “Other (income) expense, net” in the Consolidated Statements of Operations. Upon receipt of such common stock on May 22, 2018, we declared a special property dividend and these shares were distributed pro rata to our stockholders. In addition, dividend equivalent right payments of approximately $0.2 were paid in cash to holders of unvested restricted stock units.
20. POTENTIAL ACQUISITION OF ALERIS CORPORATION
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
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and the Guarantor Subsidiaries are guarantors of the indebtedness under the 2023 Junior Priority Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 2023 Junior Priority Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 2023 Junior Priority Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the Term Loan Facility. The condensed consolidating balance sheets are presented as of December 31, 2018 and 2017. The condensed consolidating statements of comprehensive (loss) income and cash flows are presented for the years ended December 31, 2018, 2017 and 2016.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Aleris Corporation is a holding company and currently conducts its business and operations through its direct wholly owned subsidiary, Aleris International and its consolidated subsidiaries. Aleris Corporation has no operations of its own. The only material assets held by Aleris Corporation are its investment in Aleris International, and substantially all of its cash flows are provided by dividends paid or distributions made by Aleris International. The cash to pay dividends, if any, to our stockholders is derived from these cash flows. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends to stockholders. Further, the credit agreements governing the ABL Facility and the Term Loan Facility and the indenture governing the 2023 Junior Priority Notes contain covenants limiting, subject to certain exceptions, the ability of Aleris International and its restricted subsidiaries to, among other things, pay dividends or distributions on capital stock. Dividend payments and distributions for purposes of paying dividends or making distributions to our stockholders are generally limited to certain predefined amounts and/or only permitted to the extent that Aleris International and its subsidiaries maintain certain financial ratios or liquidity measures after the payment of such dividend or distribution.
The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged in the event of:

▪	any sale of the Guarantor Subsidiary or of all or substantially all of its assets;

▪	a Guarantor Subsidiary being designated as an “unrestricted subsidiary” in accordance with the indenture governing the 2023 Junior Priority Notes;

▪
the release or discharge of a Guarantor Subsidiary from its guarantee under indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the 2023 Junior Priority Notes; and

▪	the requirements for legal defeasance or covenant defeasance or discharge of the indentures governing the 2023 Junior Priority Notes having been satisfied.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	As of December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$32.5	$—	$76.8	$(0.7)	$108.6
Accounts receivable, net	—	—	133.5	175.3	—	308.8
Inventories	—	—	427.9	345.0	—	772.9
Prepaid expenses and other current assets	—	3.3	12.0	47.4	—	62.7
Intercompany receivables	—	628.1	333.6	17.5	(979.2)	—
Total Current Assets	—	663.9	907.0	662.0	(979.9)	1,253.0
Property, plant and equipment, net	—	0.9	860.9	533.2	—	1,395.0
Intangible assets, net	—	—	16.6	15.9	—	32.5
Deferred income taxes	—	—	—	60.2	—	60.2
Other long-term assets	—	8.0	3.9	26.8	—	38.7
Investments in subsidiaries	4.8	1,395.9	4.4	—	(1,405.1)	—
Total Assets	$4.8	$2,068.7	$1,792.8	$1,298.1	$(2,385.0)	$2,779.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$5.9	$199.4	$170.2	$(0.7)	$374.8
Accrued liabilities		54.0	64.1	80.0	—	198.1
Current portion of long-term debt	—	11.0	1.0	9.9	—	21.9
Intercompany payables	31.9	308.0	589.2	50.1	(979.2)	—
Total Current Liabilities	31.9	378.9	853.7	310.2	(979.9)	594.8
Long-term debt	—	1,681.4	0.5	224.5	—	1,906.4
Deferred revenue	—	—	65.0	—	—	65.0
Deferred income taxes	—	—	0.1	0.8	—	0.9
Accrued pension benefits	—	—	44.9	118.8	—	163.7
Accrued postretirement benefits	—	—	29.6	—	—	29.6
Other long-term liabilities	—	3.6	14.9	27.6	—	46.1
Total Long-Term Liabilities	—	1,685.0	155.0	371.7	—	2,211.7
Total Aleris Corporation Equity	(27.1)	4.8	784.1	616.2	(1,405.1)	(27.1)
Total Liabilities and Equity	$4.8	$2,068.7	$1,792.8	$1,298.1	$(2,385.0)	$2,779.4

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,915.6	$1,555.3	$(25.0)	$3,445.9
Cost of sales	—	—	1,813.4	1,372.3	(25.0)	3,160.7
Gross profit	—	—	102.2	183.0	—	285.2
Selling, general and administrative expenses	0.1	50.4	69.6	93.6	—	213.7
Restructuring charges	—	—	4.0	0.8	—	4.8
(Gains) losses on derivative financial instruments	—	—	(48.4)	1.4	—	(47.0)
Other operating expense, net	—	—	3.5	—	—	3.5
Operating (loss) income	(0.1)	(50.4)	73.5	87.2	—	110.2
Interest expense (income), net	3.6	(1.8)	114.0	28.9	—	144.7
Debt extinguishment costs	—	—	48.9	—	—	48.9
Other expense (income), net	11.1	(50.6)	30.1	(0.9)	—	(10.3)
Equity in net loss (earnings) of affiliates	76.8	78.6	(2.1)	—	(153.3)	—
(Loss) income before income taxes	(91.6)	(76.6)	(117.4)	59.2	153.3	(73.1)
Provision for (benefit from) income taxes	—	0.2	(0.2)	18.5	—	18.5
Net (loss) income	$(91.6)	$(76.8)	$(117.2)	$40.7	$153.3	$(91.6)

Comprehensive (loss) income	$(118.1)	$(103.3)	$(120.5)	$17.5	$206.3	$(118.1)

	For the year ended December 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,467.8	$1,417.5	$(28.0)	$2,857.3
Cost of sales	—	—	1,406.8	1,217.1	(28.0)	2,595.9
Gross profit	—	—	61.0	200.4	—	261.4
Selling, general and administrative expenses	—	17.0	117.5	84.7	—	219.2
Restructuring charges	—	—	1.7	1.2		2.9
Losses on derivative financial instruments	—	—	42.9	1.8	—	44.7
Other operating expense, net	—	—	5.7	—	—	5.7
Operating (loss) income	—	(17.0)	(106.8)	112.7	—	(11.1)
Interest expense, net	—	—	95.3	28.8	—	124.1
Other expense, net	—	3.2	8.4	27.2	—	38.8
Equity in net loss (earnings) of affiliates	210.6	194.8	(1.7)	—	(403.7)	—
(Loss) income before income taxes	(210.6)	(215.0)	(208.8)	56.7	403.7	(174.0)
(Benefit from) provision for income taxes	—	(0.6)	(1.9)	42.9	—	40.4
(Loss) income from continuing operations	(210.6)	(214.4)	(206.9)	13.8	403.7	(214.4)
Income from discontinued operations, net of tax	—	3.8	—	—	—	3.8
Net (loss) income	$(210.6)	$(210.6)	$(206.9)	$13.8	$403.7	$(210.6)

Comprehensive (loss) income	$(127.6)	$(127.6)	$(205.3)	$95.1	$237.8	$(127.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,364.8	$1,316.8	$(17.7)	$2,663.9
Cost of sales	—	—	1,277.0	1,114.9	(17.7)	2,374.2
Gross profit	—	—	87.8	201.9	—	289.7
Selling, general and administrative expenses	—	2.0	135.9	79.6	—	217.5
Restructuring charges	—	—	0.4	1.1	—	1.5
Losses on derivative financial instruments	—	—	1.6	10.5	—	12.1
Other operating expense, net	—	—	3.3	0.6	—	3.9
Operating (loss) income	—	(2.0)	(53.4)	110.1	—	54.7
Interest expense, net	—	—	51.5	31.0	—	82.5
Debt extinguishment costs	—	12.6	—	—	—	12.6
Other (income) expense, net	—	(4.4)	12.1	(15.8)	—	(8.1)
Equity in net loss (earnings) of affiliates	75.6	60.5	(0.8)	—	(135.3)	—
(Loss) income before income taxes	(75.6)	(70.7)	(116.2)	94.9	135.3	(32.3)
Provision for income taxes	—	0.3	—	39.7	—	40.0
(Loss) income from continuing operations	(75.6)	(71.0)	(116.2)	55.2	135.3	(72.3)
(Loss) income from discontinued operations, net of tax	—	(4.6)	—	1.3	—	(3.3)
Net (loss) income	$(75.6)	$(75.6)	$(116.2)	$56.5	$135.3	$(75.6)

Comprehensive (loss) income	$(116.4)	$(116.4)	$(114.2)	$13.8	$216.8	$(116.4)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$2.3	$(110.4)	$53.4	$117.7	$(40.7)	$22.3
Investing activities
Payments for property, plant and equipment	—	(0.7)	(61.4)	(46.1)	—	(108.2)
Disbursements of intercompany loans	—	—	—	(25.4)	25.4	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(23.2)	(0.5)	—	23.7	—
Return of investments in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(2.5)	0.5	—	(2.0)
Net cash used by investing activities	—	(23.9)	(64.3)	(31.5)	9.5	(110.2)
Financing activities
Proceeds from revolving credit facilities	—	200.0	—	95.3	—	295.3
Payments on revolving credit facilities	—	(230.0)	—	(125.1)	—	(355.1)
Proceeds from notes and term loans, net of discount	—	1,483.0	—	—	—	1,483.0
Payments on notes and term loans, including premiums	—	(1,292.2)	—	—	—	(1,292.2)
Payments on other long-term debt	—	—	(1.1)	(8.8)	—	(9.9)
Debt issuance costs	—	(20.1)	—	(0.9)	—	(21.0)
Proceeds from intercompany loans	—	25.4	—	—	(25.4)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.7	10.0	(23.7)	—
Intercompany dividends paid	—	—	(2.0)	(40.2)	42.2	—
Other	(2.3)	(0.1)	0.3	(0.3)	—	(2.4)
Net cash (used) provided by financing activities	(2.3)	126.5	10.9	(70.0)	32.6	97.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(2.2)	—	(2.2)
Net (decrease) increase in cash and cash equivalents	—	(7.8)	—	14.0	1.4	7.6
Cash, cash equivalents and restricted cash at beginning of period	—	40.3	—	69.8	(2.1)	108.0
Cash, cash equivalents and restricted cash at end of period	$—	$32.5	$—	$83.8	$(0.7)	$115.6

Cash and cash equivalents	$—	$32.5	$—	$76.8	$(0.7)	$108.6
Restricted cash (included in “Prepaid expenses and other current assets”)	—	—	—	7.0	—	7.0
Cash, cash equivalents and restricted cash	$—	$32.5	$—	$83.8	$(0.7)	$115.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$2.9	$505.7	$(499.3)	$121.5	$(162.2)	$(31.4)
Investing activities
Payments for property, plant and equipment	—	—	(175.9)	(31.8)	—	(207.7)
Disbursements of intercompany loans	—	—	—	(14.5)	14.5	—
Repayments from intercompany loans	—	—	—	135.0	(135.0)	—
Equity contributions in subsidiaries	—	(704.7)	(1.0)	—	705.7	—
Return of investments in subsidiaries	—	8.3	7.0	—	(15.3)	—
Other	—	—	(3.0)	—	—	(3.0)
Net cash (used) provided by investing activities	—	(696.4)	(172.9)	88.7	569.9	(210.7)
Financing activities
Proceeds from revolving credit facilities	—	270.0	—	305.1	—	575.1
Payments on revolving credit facilities	—	(185.0)	—	(351.3)	—	(536.3)
Proceeds from senior secured notes, net of discount		263.8	—	—	—	263.8
Payments on other long-term debt	—	—	(0.7)	(5.7)	—	(6.4)
Debt issuance costs		(2.8)	—	—	—	(2.8)
Proceeds from intercompany loans	—	14.5	—	—	(14.5)	—
Repayments on intercompany loans	—	(135.0)	—	—	135.0	—
Proceeds from intercompany equity contributions	—	—	680.5	25.2	(705.7)	—
Intercompany dividends paid	—	—	(8.0)	(170.6)	178.6	—
Other	(2.9)	—	0.4	(0.4)	—	(2.9)
Net cash (used) provided by financing activities	(2.9)	225.5	672.2	(197.7)	(406.6)	290.5
Effect of exchange rate differences on cash and cash equivalents	—	—	—	4.0	—	4.0
Net increase in cash and cash equivalents	—	34.8	—	16.5	1.1	52.4
Cash and cash equivalents at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash and cash equivalents at end of period	$—	$40.3	$—	$69.8	$(2.1)	$108.0

Cash and cash equivalents	$—	$40.3	$—	$64.2	$(2.1)	$102.4
Restricted cash (included in “Prepaid expenses and other current assets”)	—	—	—	5.6	—	5.6
Cash, cash equivalents and restricted cash	$—	$40.3	$—	$69.8	$(2.1)	$108.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2016
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.7	$(340.2)	$285.3	$70.4	$(4.2)	$12.0
Investing activities
Payments for property, plant and equipment	—	—	(301.8)	(56.3)	—	(358.1)
Proceeds from the sale of businesses, net of cash transferred	—	5.0	—	—	—	5.0
Disbursements of intercompany loans	—	—	—	(135.0)	135.0	—
Equity contributions in subsidiaries	—	(16.4)	—	—	16.4	—
Return of investments in subsidiaries	—	—	1.8	—	(1.8)	—
Other	—	—	(1.7)	0.2	—	(1.5)
Net cash (used) provided by investing activities	—	(11.4)	(301.7)	(191.1)	149.6	(354.6)
Financing activities
Proceeds from revolving credit facilities	—	235.0	—	125.4	—	360.4
Payments on revolving credit facilities	—	(105.0)	—	(2.0)	—	(107.0)
Proceeds from senior secured notes, net of discount	—	540.4	—	—	—	540.4
Payments on senior notes, including premiums	—	(443.8)	—	—	—	(443.8)
Payments on other long-term debt	—	(0.5)	(0.6)	(6.2)	—	(7.3)
Debt issuance costs	—	(4.0)	—	—	—	(4.0)
Proceeds from intercompany loans	—	135.0	—	—	(135.0)	—
Proceeds from intercompany equity contributions	—	—	16.4	—	(16.4)	—
Intercompany dividends paid	—	—	(0.3)	(2.5)	2.8	—
Other	(0.7)	—	0.9	(0.8)	—	(0.6)
Net cash (used) provided by financing activities	(0.7)	357.1	16.4	113.9	(148.6)	338.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	5.5	—	(8.9)	(3.2)	(6.6)
Cash and cash equivalents at beginning of period	—	—	—	62.2	—	62.2
Cash and cash equivalents at end of period	$—	$5.5	$—	$53.3	$(3.2)	$55.6
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Sean M. Stack	52	Chairman and Chief Executive Officer
Eric M. Rychel	45	Executive Vice President, Chief Financial Officer and Treasurer
Jacobus A.J. Govers	51	Executive Vice President, President of Europe and Global Markets
Michael T. Keown	42	Executive Vice President, President of Aleris North America
Christopher R. Clegg	61	Executive Vice President, General Counsel and Secretary
Tamara S. Polmanteer	53	Executive Vice President, Chief Human Resources Officer
Brook D. Hinchman	36	Director
Brian K. Laibow	41	Director
Matthew R. Michelini	37	Director
Robert O’Leary	48	Director
Emily Stephens	43	Director
Lawrence W. Stranghoener	64	Director
Kaj Vazales	40	Director
G. Richard Wagoner, Jr.	66	Director
The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.
Sean M. Stack - Mr. Stack currently serves as Chairman and Chief Executive Officer. He was appointed Chairman of the Board in December 2016. He was appointed President and Chief Executive Officer in July 2015. He was previously Executive Vice President and Chief Executive Officer, Rolled Products North America where he was responsible for all business and operational activities with respect to our Rolled Products North American business. Prior to that, he served as Executive Vice President and Chief Financial Officer from February 2009 through March 2014. He joined Commonwealth in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he has held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe. Mr. Stack currently serves on the board of the Aluminum Association and College Now. He is also a member of the board of trustees of Cleveland Rock and Roll, Inc., a stewardship organization of the Rock and Roll Hall of Fame.
Mr. Stack has extensive operational, financial and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry associations provide an in-depth understanding of the aluminum industry generally and unparalled experience with the Company’s operations and corporate transactions.

Eric M. Rychel - Mr. Rychel currently serves as Executive Vice President, Chief Financial Officer and Treasurer. From April 2014 through December 2014 he served as Senior Vice President and Chief Financial Officer. He joined Aleris in 2012 and previously served as Vice President and Treasurer with responsibility for treasury, strategy, corporate development and investor relations. Mr. Rychel was a managing director in the Industrials Group at Barclays Capital, Inc., where he ran its Metals industry banking effort as the global head of Steel and Metals corporate finance coverage. Prior to that, Mr. Rychel was a managing director at Deutsche Bank Securities, Inc., from 1998 to 2009, where he ran the Metals industry investment banking effort. Mr. Rychel began his career as an analyst at LSG Advisors, an M&A boutique and predecessor to SG Cowen. Mr. Rychel currently serves a member of the board of directors of Cliff Natural Resources Inc. (serving on its audit and compensation & organization committees) and the board of trustees for Pangea Properties.
Jacobus A. J. Govers - Mr. Govers serves as Executive Vice President, President of Europe and Global Markets. In this role, Mr. Govers oversees all aspects of the European business as well as the Company’s global automotive and aerospace strategy. Prior to joining the Company in June 2016, Mr. Govers served as General Manager, Global Forms for SABIC, one of the world’s leading petrochemical producers. In this capacity, he was leading a global business team focused on serving and innovating with customers in the automotive, aerospace and consumer electronics markets. He also previously served as general manager of SABIC’s global sheet and film business, which duties included, in part, management board oversight for the Europe region for SABIC Innovative Plastics. Mr. Govers became part of the SABIC team following the Company’s acquisition of GE Plastics in 2007. Previously, he spent 15 years at General Electric, holding various leadership positions in operations, business development, sales and marketing across GE Plastics, GE Capital, and GE Corporate. Mr. Govers holds a Master of Science degree in Mechanical Engineering from the University of Technology in Delft, the Netherlands and graduated as a Navy officer from the Royal Navy Institute in Den Helder, the Netherlands. Mr. Govers currently serves on the board of the European Aluminum Association.
Michael T. Keown - Mr. Keown serves as Executive Vice President and President of Aleris North America. Throughout his 20 year career with the Company, Mr. Keown has held various positions in Finance, Metal Procurement, Supply Chain and General Management in North America, Europe, and Asia. Prior to his current role, from November 2015 he served as Senior Vice President and President of Aleris North America. From 2014 through November 2015, Mr. Keown served as Vice President, Supply Chain for North America. Prior to these roles, Mr. Keown spent three years working for the Company in Europe, where he served as Vice President and General Manager for the company's Extrusions business and earlier as Vice President of Supply Chain, Europe and Asia.
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
Brian K. Laibow - Mr. Laibow has served as a Director since June 2010. Mr. Laibow serves as a Managing Director in the Opportunities funds of Oaktree, with primary responsibilities for analyzing companies within the metals and mining, food distribution, education, automotive and commercial and residential real estate sectors. Mr. Laibow joined Oaktree in 2006 following graduation from Harvard Business School, where he received an MBA. Before attending Harvard, Mr. Laibow worked at Caltius Private Equity, a middle market LBO firm in Los Angeles, as a senior business analyst at McKinsey & Company and as an investment banking intern at J.P. Morgan. Mr. Laibow graduated magna cum laude with a B.A. degree in economics from Dartmouth College and studied economics at Oxford University. He serves on the Dartmouth College endowment Investment Committee, Brentwood School Finance Committee, board of Independent School Alliance for Minority Affairs and is a member of Young Presidents Organization.

Mr. Laibow was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Funds’ team covering the Company, Mr. Laibow has a solid working knowledge of the Company’s activities and operations and is also very familiar with the metals sector. Mr. Laibow serves as a member of the Board’s Audit Committee and is Chair of the Board’s Compensation Committee.
Matthew R. Michelini - Mr. Michelini has served as a Director since December 2015. He is a partner at Apollo having joined in 2006. Prior to joining Apollo, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini serves on the board of directors of Athene Holding Ltd. (where he is a member of the executive committee, risk committee and is an observer on the audit committee), OneMain Holdings, Inc. (where he is a member of the compensation committee, compliance committee, executive committee, and risk committee) and Venerable Holdings, Inc. He previously served on the board of directors of Warrior Met Coal, Inc. and Noranda Aluminum Holding Corporation. Mr. Michelini graduated from Princeton University with a BS in Mathematics and a Certificate in Finance and received his MBA from Columbia University.
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
Kaj Vazales - Mr. Vazales has served as a Director since November 2016. Mr. Vazales serves as a Managing Director in the Distressed Debt group of Oaktree. He has been a member of the Distressed Debt group since joining Oaktree in 2007. Prior to joining Oaktree, Mr. Vazales served as an analyst in the Financial Restructuring group at Houlihan Lokey. Mr. Vazales previously served on the board of directors of Pulse Electronics (and its compensation and audit committees) and Berry Petroleum (and was chairman of the compensation committee). He was also a director of Studio City/New Cotai (May 2015 - September 2016) and International Market Centers (2011-2017). Mr. Vazales received an AB degree in economics from Harvard University.
Mr. Vazales was appointed by the Oaktree Funds to serve as a Director of the Company. Mr. Vazales has significant prior board service experience at several different companies.
G. Richard Wagoner, Jr. - Mr. Wagoner has served as a Director since August 2010. Mr. Wagoner retired from General Motors Corporation, a public company, in August 2009 after a 32-year career. He served as chairman and chief executive officer of General Motors from May 2003 through March 2009 and had been president and chief executive officer since June 2000. Mr. Wagoner is a director of Graham Holdings, Invesco, and several privately held companies. He is a member of the Board of Visitors of Virginia Commonwealth University and the Duke University Health Systems board of directors. Mr. Wagoner is a former chairman of the board of trustees of Duke University. He is also an honorary member of the Mayor of Shanghai, China’s International Business leaders advisory council.
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
Board Committees
Our Board of Directors has established an Audit Committee and a Compensation Committee.
Messrs.Stranghoener and Laibow are the members of the Audit Committee. Mr. Stranghoener has been appointed Chair of the Audit Committee. While our Board of Directors currently has not made a formal determination as to whether any members of our Audit Committee are considered to be Audit Committee Financial Experts as we are a privately held corporation, we believe all members of our Audit Committee have a beneficial financial background. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in fulfilling its oversight responsibilities by:

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

▪	attracting, retaining and motivating key executives and management personnel by providing an appropriate level and mixture of fixed and at risk compensation;

▪	linking compensation with performance by providing reasonable incentives to accomplish near term Company-wide successes based on our strategic business plan; and

▪	rewarding long-term increased Company value and aligning the interests of the executives with our stockholders.
We describe below the various elements of our executive compensation program for the following named executive officers for the fiscal year ended December 31, 2018 (together, the “named executive officers”):

▪	Sean M. Stack (Chairman and Chief Executive Officer);

▪	Eric M. Rychel (Executive Vice President, Chief Financial Officer and Treasurer);

▪	Jacobus A.J. Govers (Executive Vice President, President of Europe and Global Markets);

▪	Michael T. Keown (Executive Vice President and President of Aleris North America);

▪	Christopher R. Clegg (Executive Vice President, Secretary and General Counsel); and

▪	Tamara S. Polmanteer (Executive Vice President, Chief Human Resources Officer).
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
2017
- Assistance in connection with setting the overall retention bonus budget related to the termination of the Zhongwang Agreement (defined below).
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

2018	- Assistance in connection with setting the overall stay bonus budget related to the Merger. - Assistance in reviewing annual bonus opportunities for our named executive officers.
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
- Each named executive officer’s base salary compensation amount has been set at a level that is believed to be competitive for similar positions in the marketplace in which we compete for talent.

Short-term cash bonus awards
- The short-term cash bonus awards for our named executive officers are designed to meaningfully reward strong annual and quarterly Company performance, in order to motivate participants to strive for continued growth and productivity.
- For 2018 each named executive officer’s short-term cash bonus award was designed to reward such named executive officer for steady, sustained achievement of performance objectives based upon the following:
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
Base Salary
Each of our named executive officers is a party to an employment agreement which defines the terms of his or her employment, as follows: for Mr. Stack, effective as amended on November 13, 2017 (the “Stack Agreement”); for Mr. Rychel, effective as amended as of November 13, 2017; for Mr. Govers, effective as amended as of November 13, 2017; for Mr. Keown, effective as of November 13, 2017; for Mr. Clegg, effective as amended as of November 13, 2017; and for Ms. Polmanteer, effective as amended as of November 13, 2017 (the agreements for our named executive officers, as amended, the “Employment Agreements”). In connection with the termination of the Agreement and Plan of Merger (the “Zhongwang Agreement”), dated August 29, 2016, by and among Aleris Corporation, Zhongwang USA LLC and Zhongwang Aluminum Corporation, effective as of November 13, 2017, the Company entered into amendments with each of our named executive officers (except for Mr. Keown, who entered into an employment agreement concurrent with his appointment as Executive Vice President and President of Aleris North America), the terms of which are described below under “Employment agreements”.
Pursuant to each named executive officer’s Employment Agreement, the amount of each executive’s base salary is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. Our named executive officers’ base salaries for 2018 were consistent with the levels established in 2017, as set forth in the table below:

Name	2018 Eligible Base Salary
Sean M. Stack	$950,000
Eric M. Rychel	$525,000
Jacobus A.J. Govers (1)	$592,562
Michael T. Keown	$450,000
Christopher R. Clegg	$450,000
Tamara S. Polmanteer	$400,000
(1) Effective May 1, 2018, Mr. Govers received a 1.43% increase to his base salary in accordance with standard Belgian wage indexation. The amount reported reflects the December 31, 2018 spot conversion rate used by the Company equaling 1.144384 US$ to 1€.
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

For 2018, performance goals and achievement were assessed and MIP bonus amounts were determined in March 2019, subject to the Audit Committee’s approval of 2018 year-end financial results, based on 2018 audited annual financial statements.
Pursuant to the applicable employment agreement, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of eligible base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s eligible base salary and a dollar amount) for the 2018 annual performance period.

Name	Eligible Base Salary	Target Bonus %	Target Bonus
Sean M. Stack	$950,000	125%	$1,187,500
Eric M. Rychel	$525,000	85%	$446,250
Jacobus A.J. Govers (1)	$592,562	75%	$444,422
Michael T. Keown	$450,000	75%	$337,500
Christopher R. Clegg	$450,000	75%	$337,500
Tamara S. Polmanteer	$400,000	65%	$260,000

(1)	The amounts reported reflect the December 31, 2018 spot conversion rate used by the Company equaling 1.144384 US$ to 1€.
For 2018, the MIP payouts for our named executive officers were calculated based on (i) annual MIP Net Cash Flow (defined below) calculated on a Company-wide basis (representing 40% of the total bonus opportunity), (ii) quarterly MIP EBITDA (defined below) (representing 40% of the total bonus opportunity) calculated on a Company-wide basis and (iii) annual individual performance goals (representing 20% of the total bonus opportunity). The specific metrics and weightings of these measures as components of the whole target bonus amount, as well as target achievement levels, are determined and adjusted to be aligned with our Company business plan.
Net cash flow reflects the Company’s cash funding of growth initiatives in excess of its current earnings. As such, for 2018 it was a negative number. “MIP Net Cash Flow” for purposes of measuring achievement under the MIP is based on net cash flow calculated as the sum of net cash (used) provided by operating activities plus net cash (used) provided by investing activities less cash payments of scheduled debt maturities. The first two components of net cash flow are included as line items in our Statement of Cash Flows. For 2018, the cash payments of scheduled debt maturities was $11.0 million. Adjustments may be made by the Compensation Committee to take into account certain significant variances in LME and metal prices and certain items that were not anticipated when the targets were set. For 2018, certain adjustments were made to the MIP Net Cash Flow to address the estimated impact on net working capital of significant variances from planned aluminum prices, the timing of cash receipts and payments, strategic business decisions related to metal purchases and sales as well as timing of maintenance activities, and certain other items considered by the Compensation Committee to be inappropriate to include in the MIP Net Cash Flow calculation.
With respect to our named executive officers’ quarterly target opportunities Adjusted EBITDA for purposes of measuring achievement under the MIP is determined based on the Adjusted EBITDA for the Company. Adjusted EBITDA is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as that measure may be additionally modified for purposes of the MIP only. Therefore, the Adjusted EBITDA figure used for purposes of the MIP may not be the same as the Adjusted EBITDA figure that may be used or reported by the Company in other contexts. Adjustments for purposes of the MIP may be made by the Compensation Committee to take into account certain significant variances in LME prices and currency exchange rates, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). For 2018, certain adjustments were made to MIP EBITDA to address the EBITDA impact of currency exchange rate losses / gains on working capital balances.
Actual bonus payment amounts are calculated by combining the achievement attained for each weighted measure, whereby achievement of 100% of target of each of the individual measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted 2018 Aleris business plan. For each of our named executive officers, only Company-wide goals and individual performance goals were considered in their bonus calculations. Generally, the targets are established as challenging, but achievable, milestones.

We believe that the chosen metrics serve as appropriate metrics on which to base bonus decisions. Use of Net Cash Flow as a metric under the MIP reflects the Company’s focus on cash flow and generating the committed return on its capital investments throughout the Company. The Adjusted EBITDA metric is commonly used by our primary stockholders, as well as the banking and investing communities generally, with respect to the performance of fundamental business objectives, and, moreover, this metric appropriately measures our ability to meet future debt service, capital expenditures and working capital needs. The Board of Directors or, for participants other than the named executive officers, the Compensation Committee, has the discretion to decrease awards under the MIP even if incentive targets are achieved.
Each of our named executive officers was subject to quarterly performance goals based on Company MIP EBITDA.

	Performance Targets			Performance Results
	Threshold	Target	Max	Results	Payout %
Measure	(millions)	(millions)	(millions)	(millions)	Achieved

Q1 - 10% of Target Opportunity
Company MIP EBITDA	$41.8	$52.3	$62.8	$55.1	113%
Q2 - 10% of Target Opportunity
Company MIP EBITDA	$60.9	$76.1	$91.3	$82.8	122%
Q3 - 10% of Target Opportunity
Company MIP EBITDA	$64.0	$80.0	$96.0	$76.2	88%
Q4 - 10% of Target Opportunity
Company MIP EBITDA	$48.0	$60.0	$72.0	$59.9	100%
Annual - 40% of Target Opportunity
MIP Net Cash Flow (1)	$(141.0)	$(94.0)	$(47.0)	$(79.0)	120%
Individual - 20% of Target Opportunity
Individual		(2)		(2)

(1)	The current MIP Net Cash Flow targets are negative numbers. Achievement closer to zero yields a higher payout.

(2)	Varies by individual as further described below. Please see the information below with respect to each of our named executive officer’s annual payments.
For 2018, for each of our current named executive officers, the amount of the bonus (20% of the target opportunity) was also subject to individual performance goals, as set forth in the table below.

	Safety Improve- ment	Organiz- ational Culture Improve- ment	Strategic Initiatives	Operational Performance Improvement	Strengthen Capital Structure / Maintain Capital Flexibility	Maintain Strong Financial Controls	Manage SG&A	EBITDA Growth	Free Cash Flow Growth
Sean M. Stack	✓	✓	✓	✓				✓	✓
Eric M. Rychel		✓	✓		✓	✓		✓	✓
Jacobus A.J. Govers	✓	✓	✓	✓				✓	✓
Michael T. Keown	✓	✓	✓	✓				✓	✓
Christopher R. Clegg		✓	✓				✓
Tamara S. Polmanteer	✓	✓	✓				✓

Based on the annual performance achievement, the 2018 MIP bonus amounts earned by each of our named executive officers are as set forth in the table below:

	Target Bonus	Total MIP	Total MIP Award
	Amount	Payout (%) (1)	Amount ($) (2)
Sean M. Stack	$1,187,500	121%	$1,440,037
Eric M. Rychel	$446,250	117%	$523,301
Jacobus A.J. Govers (3)	$444,422	113%	$503,380
Michael T. Keown	$337,500	110%	$372,149
Christopher R. Clegg	$337,500	119%	$402,524
Tamara S. Polmanteer	$260,000	116%	$302,292

(1)
Total MIP Payout percentage reported above is the approximate aggregate payout percentage for all of the award calculation components, rounded to the nearest whole percentage for reporting purposes. With respect to the individual performance goals, Messrs. Stack, Rychel, Govers, Keown and Clegg and Ms. Polmanteer achieved performance as follows: 155%, 135%, 115%, 100%, 145% and 130%, respectively.

(2)
For each of our NEOs, the total MIP award amount includes amounts payable in satisfaction of the annual MIP Net Cash Flow target, applicable quarterly MIP EBITDA targets and satisfaction of individual performance goals.

(3)
Amounts may not foot due to conversion rates. For Mr. Govers, the Target Bonus Amount has been converted using the December 31, 2018 spot conversion rate used by the Company (equaling 1.144384 US$ to 1€).

Generally, all MIP award recipients, including our named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount.
The MIP design and metrics are reviewed each year. Pursuant to each named executive officer’s employment agreement, the target annual bonus amount is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. The target bonus opportunity for each of our named executive officers has not been changed in respect of bonuses to be awarded (if any) in connection with the 2019 performance period. For 2019, the Board approved changing the annual performance metric to MIP EBITDA.
Special retention bonuses
On November 13, 2017, the Compensation Committee awarded certain retention bonuses to Messrs. Stack, Rychel, Govers, Keown, and Clegg and Ms. Polmanteer in the amount of $2,250,000, $800,000, $500,000, $500,000, $550,000 and $300,000, respectively (the “Retention Bonuses”), in each case pursuant to a form of Retention Bonus Agreement (the “Retention Bonus Agreement”) and conditioned on continued employment through the applicable vesting dates. For Mr. Govers and Ms. Polmanteer, the Retention Bonuses were granted in lieu of (and not in addition to) certain equity awards contemplated by their applicable Employment Agreements. Pursuant to the Retention Bonus Agreement, each of our named executive officers received the first half of the Retention Bonus, less applicable taxes, shortly following the executive’s execution of the Retention Bonus Agreement in 2017, with payment of the second half generally being subject to his or her continued employment through December 31, 2018. For each of the named executive officers, the second half of the Retention Bonus was paid in January 2019.
Cash sign-on bonus
Mr. Govers’ Employment Agreement includes a $350,000 sign-on award which vests and is payable in five equal installments on the first five anniversaries of his starting date. In June 2018, Mr. Govers received payment of $70,000 pursuant to this award.
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
As a private company, the Compensation Committee has historically granted and is expected to continue to grant equity awards under the Equity Incentive Plan to its named executive officers which are intended to be multi-year, rather than annual, grants. Consistent with this approach, the Compensation Committee has previously (most recently, in 2017) granted stock options and RSUs to each of its named executive officers, each having a three-year vesting schedule. After review of each named executive officer’s overall compensation package and in light of the Merger, no awards of stock options or RSUs were granted in 2018.
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

Retirement, post-employment benefits and deferred compensation
We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Aleris Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2018, please see the sections entitled “Pension benefits as of December 31, 2018” and “Nonqualified deferred compensation as of December 31, 2018”.
Mr. Govers participates in the Belgian Retirement Plan, which is operated in accordance with applicable Belgian laws. Under the terms of Mr. Govers’ employment agreement, Aleris Duffel contributes an amount equal to 15% of Mr. Govers’ annual salary to the Belgian Retirement Plan. The Belgian Retirement Plan provides that, at the participant’s normal retirement date at age 65, he is (or his eligible heirs are) eligible for a lump sum payment equal to the greater of his account balance or his account balance assuming a nominal minimum rate of return. For a further description of the payments that were made in 2018 under the Belgian Retirement Plan, please see the section entitled “Pension benefits as of December 31, 2018”.
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
Mr. Govers is provided with the use of a leased company car and other perquisites including reimbursement of up to €16,000 annually for financial planning assistance, and an annual medical examination to be performed with a Belgian health institute.
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
Pursuant to applicable Belgian laws, Mr. Govers is entitled to certain payments and benefits upon certain termination of employment events. With respect to awards of stock options and RSUs received in November 2017, Mr. Govers is entitled to equity acceleration in the event of a Change of Control, or upon an involuntary termination that occurs in anticipation of or within 12 months following a Change of Control in the same manner as applicable to our other U.S. named executive officers.

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
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2018
The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2018.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($) (4)	($) (5) (6)	($)
Sean M. Stack (Chairman and Chief Executive Officer)	2018	950,000	1,125,000	—	—	1,440,037	12,857	240,194	3,768,088
	2017	885,241	1,125,000	3,941,025	3,607,197	1,367,980	7,483	132,040	11,065,966
	2016	875,000	—	—	—	788,582	1,623	99,655	1,764,860
Eric M. Rychel (Executive Vice President, Chief Financial Officer & Treasurer)	2018	525,000	400,000	—	—	523,301	—	99,169	1,547,470
	2017	481,827	400,000	1,122,000	1,026,960	514,073	32,218	59,953	3,637,031
	2016	475,000	—	—	—	303,228	2,869	66,245	847,343
Jacobus A.J. Govers (Executive Vice President, President of Europe and Global Markets) (7)	2018	592,558	320,000	—	—	503,380	90,759	29,016	1,535,713
	2017	572,853	301,564	1,122,000	1,026,960	528,353	79,773	6,779	3,638,282
	2016	262,635	—	—	—	138,387	36,067	7,702	444,791
Michael T. Keown (Executive Vice President and President of Aleris North America) (8)	2018	450,000	250,000	—	—	372,149	—	97,291	1,169,440
	2017	415,679	250,000	1,122,000	1,026,960	380,833	32,594	176,473	3,404,539

Christopher R. Clegg (Executive Vice President, General Counsel and Secretary)	2018	450,000	275,000	—	—	402,524	7,614	97,521	1,232,659
	2017	433,163	275,000	981,750	898,590	388,794	6,783	58,414	3,042,493
	2016	427,875	—	—	—	241,968	1,646	67,768	739,257
Tamara S. Polmanteer (Executive Vice President, Chief Human Resources Officer)	2018	400,000	150,000	—	—	302,292	—	68,199	920,491
	2017	387,048	150,000	561,000	513,480	302,116	2,634	52,791	1,969,068
	2016	272,708	—	—	—	127,865	103	24,707	425,383
Note: Amounts may not foot due to rounding conventions.

(1)
The amounts in this column for 2017 and 2018 represent the first installment and second installment, respectively, of the Retention Bonuses. The amount of the Retention Bonus reported in respect of 2018 was paid in January 2019, as described above under “Special cash transaction bonuses and retention bonuses”. For Mr. Govers, this column also includes, for 2017 and 2018, the first and second payments, respectively of his Sign-on Award, which is described above under “Cash sign-on bonus”.

(2)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718; however, the grant date fair value amount did not take into account the right of award holders to receive dividends pursuant to dividend equivalent rights with respect to outstanding unvested RSU awards. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 12, “Stock-based compensation,” to Aleris Corporation’s audited consolidated financial statements included herein.

(3)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718. The fair value of the stock options will likely vary from the actual value the holder may receive on exercise because the actual value depends on the number of stock options exercised and the market price of our common stock on the date of exercise. Details and assumptions used in calculating the grant date fair value of the stock options may be found in Note 12, “Stock-based compensation,” to Aleris Corporation’s audited consolidated financial statements included herein.

(4)
The amounts in this column represent each named executive officer’s aggregate earnings under the Deferred Compensation Plan as well as the change in the actuarial present value of such executive’s benefit under the Aleris Cash Balance Plan for Messrs. Stack, Keown and Clegg or, for Mr. Govers, the Belgian Retirement Plan. For additional information see the sections entitled “Pension benefits as of December 31, 2018” and “Nonqualified deferred compensation as of December 31, 2018” below.

(5)
The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table sets forth certain perquisites for 2018 and certain related additional other compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the amounts that would have been paid by the named executive officers for the parking spaces. Tax gross-up payments are made to the named executive officers for annual physicals, financial planning services, spousal travel, entertainment and related expenses, and expatriate tax equalization expenses, as applicable.

	Annual Physical ($)	Financial Planning ($)	Parking ($)	Automobile ($)	Tax Gross-up (a) ($)
Sean M. Stack	5,488	12,431	1,080	—	15,479
Eric M. Rychel	1,994	12,386	1,080	—	10,138
Jacobus A.J. Govers (b)	—	514	—	6,866	—
Michael T. Keown	—	12,560	1,080	—	10,849
Christopher R. Clegg	2,658	12,400	1,080	—	13,007
Tamara S. Polmanteer	—	12,468	1,080	—	8,790

(Continued)	Spousal Travel and Entertainment and Related Tax Gross-up (c) ($)	401(k) Match Contribution (d) ($)	Nonqualified Deferred Compensation Contribution (e) ($)	Expatriate Tax Equalization Payments and Related Tax Gross-up (f) ($)	Total ($)
Sean M. Stack	3,261	15,050	102,777	—	155,567
Eric M. Rychel	—	13,700	32,129	—	71,426
Jacobus A.J. Govers (b)	274	—	—	—	7,654
Michael T. Keown	7,047	13,700	25,245	4,819	75,300
Christopher Clegg	—	15,050	28,629	—	72,824
Tamara S. Polmanteer	—	15,050	20,758	—	58,146
Note: Amounts may not foot due to rounding conventions.

(a)	Tax gross-up payments are made to the named executive officers for annual physicals and financial planning services, as applicable.

(b)
For Mr.Govers, the total amount has been converted using the December 31, 2018 spot conversion rate used by the Company (equaling 1.144384 US$ to 1€). The amount listed under “Financial Planning” represents financial planning services; and the amount listed under “Automobile” represents the value of the benefit conferred upon Mr. Govers for use of the Company-leased automobile, in accordance with Belgian case law in the context of calculating statutory termination payments (which is different than the value attributed to this benefit).

(c)
Amounts included in this column represent the incremental cost of our named executive officers’ spouses and guests participating in certain business-related entertainment events and travel in connection with such events. Where a spouse or guest traveled with a named executive officer utilizing a Company-sponsored aircraft on an otherwise scheduled business flight, there was no incremental cost to the Company associated with the spouse’s or guest’s accompaniment. Where a spouse or guest traveled with a named executive officer utilizing commercial flights, the incremental cost has been calculated based on the actual cost to the Company of the ticket and related fees. With respect to entertainment expenses attributed to a named executive officer’s spouse or guest, the incremental cost is calculated based on the cost of meals or individually-purchased event tickets that are attributable to the spouse’s or guest’s attendance. For 2018, Mr. Keown received a tax gross-up payment on any such imputed income.

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

(6)
On May 22, 2018, the Company declared a special property dividend to its stockholders of shares of common stock of Elah Holdings, Inc. owned by the Company (the “Elah Dividend”). The amounts in this column other than those included in Note 5 above with respect to 2018 include (i) the approximate value of the Elah Dividend in respect of shares issued to the applicable named executive officer in connection with the vesting of RSU awards prior to the dividend record date in the amounts of $27,840, $12,325, $6,525, $7,153, $11,697 and $2,658 to Messrs. Stack, Rychel, Govers, Keown and Clegg and Ms. Polmanteer, respectively, and (ii) cash payments received by the named executive officer in connection with the Elah Dividend pursuant to dividend equivalent rights in respect of unvested RSUs that remained outstanding at the time of the dividend record date, in the amounts of $56,788, $15,417, $14,837, $14,837, $13,001 and $7,394 to Messrs. Stack, Rychel, Govers, Keown and Clegg and Ms. Polmanteer, respectively. The 2018 approximate Elah Dividend value reported above for Mr. Stack excludes dividends in respect of 11,001 shares, which shares were obtained by Mr. Stack outside of the Equity Incentive Plan.

(7)	To convert compensation values to US$, the December 31, 2018 spot conversion rate used by the Company (equaling 1.144384 US$ to 1€).

(8)	Mr. Keown was appointed to the position of Executive Vice President and President of Aleris North America in November 2017, and therefore his compensation information has not been included for 2016.
Grants of plan-based awards for fiscal year 2018
The following table provides information concerning the plan-based awards (equity awards and non-equity incentive plan awards) for fiscal year 2018. Actual payments under the MIP that have been paid with respect to 2018 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above. No grants of equity were made to our named executive officers in 2018.

Name	Type	Estimated future payouts under non-equity incentive plan awards
		Threshold ($)	Target ($)	Maximum ($)
Sean M. Stack	MIP	—	1,187,500	2,375,000
Eric M. Rychel	MIP	—	446,250	892,500
Jacobus A.J. Govers (1)	MIP	—	444,422	888,844
Michael T. Keown	MIP	—	337,500	675,000
Christopher R. Clegg	MIP	—	337,500	675,000
Tamara S. Polmanteer	MIP	—	260,000	520,000

(1)	To convert compensation values to US$, the December 31, 2018 spot conversion rate used by the Company (equaling 1.144384 US$ to 1€) was applied to the estimated possible MIP payouts.
Employment agreements
We are a party to an Employment Agreement with each of our U.S. executive officers, each of which provides for automatic one-year renewal terms following the end of the initial term (one-year initial terms for each Messrs. Stack and Clegg and an initial three-year term for Messrs. Rychel and Keown and Ms. Polmanteer) unless either the executive or the Company provides advance written notice of intent not to renew the term. Pursuant to the Employment Agreements, the notice of intent not to renew the employment term must be provided (x) by the named executive officer, at least 60 days prior to the end of the then current term (y) by the Company with respect to Mr. Stack, at least 30 days prior to the end of the then current term and (z) by the Company with respect to each of Messrs. Rychel, Keown and Clegg and Ms. Polmanteer, at least six months prior to the end of the then current term.
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
Outstanding equity awards as of December 31, 2018
The following table provides information concerning outstanding equity awards in respect of shares of common stock of Aleris Corporation as of December 31, 2018 for each of our named executive officers.

	Option awards (1)					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (2)		Market value of shares or units of stock that have not vested ($)(3)
Sean M. Stack	183,872	—		16.78	6/1/2020
	45,967	—		25.16	6/1/2020
	45,967	—		33.56	6/1/2020
	101,300	—		27.20	1/21/2024
	193,000	—		23.70	10/7/2025
	309,100	154,550	(4)	17.00	11/13/2027
						77,275	(5)	1,700,050
Eric M. Rychel	12,631	—		38.01	7/15/2022
	9,600	—		27.20	1/21/2024
	15,000	—		27.20	4/15/2024
	35,400	—		23.70	1/20/2025
	36,000	—		23.70	10/7/2025
	88,000	44,000	(4)	17.00	11/13/2027
						22,000	(5)	484,000
Jacobus A.J. Govers	88,000	44,000	(4)	17.00	11/13/2027
						22,000	(5)	484,000
Michael T. Keown	21,291	—		16.78	6/11/2020
	7,095	—		25.16	6/11/2020
	7,095	—		33.56	6/11/2020
	12,000	—		27.20	1/21/2024
	88,000	44,000	(4)	17.00	11/13/2027
						22,000	(5)	484,000
Christopher R. Clegg	128,662	—		16.78	6/1/2020
	32,163	—		25.16	6/1/2020
	32,163	—		33.56	6/1/2020
	46,700	—		27.20	1/21/2024
	77,000	38,500	(4)	17.00	11/13/2027
						19,250	(5)	423,500
Tamara S. Polmanteer	44,000	22,000	(4)	17.00	11/13/2027
						11,000	(5)	242,000

(1)
As applicable and in connection with dividends paid on the Company’s common stock in 2010 and 2013, the stock option exercise prices and number of shares underlying the stock options have been adjusted.

(2)	The unvested shares reflected in this column are time-vesting RSUs.

(3)	The amounts shown in this column are based upon the valuation of one share of our common stock on December 31, 2018 of $22.00.

(4)	The stock options shown in this column will vest on December 31, 2019.
(5) The RSUs shown in this column will vest on December 31, 2019.

Option exercises and stock vested January 1 - December 31, 2018
The number of shares acquired on RSU vesting (inclusive of the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events) is reported below. In 2018, none of our named executive officers exercised any stock options.

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Sean M. Stack (1)	90,942	2,000,724
Eric M. Rychel (2)	28,759	607,718
Jacobus A.J. Govers (3)	22,000	484,000
Michael T. Keown (4)	22,000	484,000
Christopher R. Clegg (5)	19,250	423,500
Tamara S. Polmanteer (6)	11,000	242,000

(1)
In connection with Mr. Stack’s RSU vesting events, 47,653 shares were issued to the executive and 43,289 shares were surrendered to pay required withholding obligations associated with such vesting events.

(2)
In connection with Mr. Rychel’s RSU vesting events, 17,615 shares were issued to the executive and 11,144 shares were surrendered to pay required withholding obligations associated with such vesting events.

(3)
In connection with Mr. Govers’ RSU vesting events, 19,124 shares were issued to the executive and 2,876 shares were surrendered to pay required withholding obligations associated with such vesting events.

(4)
In connection with Mr. Keown’s RSU vesting events, 12,133 shares were issued to the executive and 9,867 shares were surrendered to pay required withholding obligations associated with such vesting events.

(5)
In connection with Mr. Clegg’s RSU vesting events, 10,616 shares were issued to the executive and 8,634 shares were surrendered to pay required withholding obligations associated with such vesting events.

(6)
In connection with Ms. Polmanteer’s RSU vesting events, 6,451 shares were issued to the executive and 4,549 shares were surrendered to pay required withholding obligations associated with such vesting events.

Pension benefits as of December 31, 2018
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2018. In making this calculation for Messrs. Stack, Keown and Clegg, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 4.03%; (c) cash balance interest crediting rates of 3.83%; and (d) a lump sum form of payment. In order to calculate the present value for Mr. Govers’ accumulated benefit, the following assumptions were applied: interest crediting rate of 1.75%, a retirement age of 65 and a discount rate of 1.95%.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)		Payments during last Fiscal Year ($)
Sean M. Stack	Aleris Cash Balance Plan	2.6	29,581		—
Eric M. Rychel	None	—	—		—
Jacobus A.J. Govers	Belgian Retirement Plan	2.5	210,805	(1)	—
Michael T. Keown	Aleris Cash Balance Plan	8.4	33,788		—
Christopher R. Clegg	Aleris Cash Balance Plan	2.5	44,798		—
Tamara S. Polmanteer	None	—	—		—

(1)	To convert the present value of accumulated benefit to US$, the December 31, 2018 spot conversion rate used by the Company (equaling 1.144384 US$ to 1€) was applied.
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
Nonqualified deferred compensation as of December 31, 2018
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)(3)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)(4)
Sean M. Stack	115,899	102,777	12,857	—	806,214
Eric M. Rychel	26,250	32,129	—	—	242,225
Jacobus A.J. Govers (5)	—	—	—	—	—
Michael T. Keown	41,542	25,245	—	—	249,388
Christopher R. Clegg	41,940	28,629	7,295	—	451,616
Tamara S. Polmanteer	35,106	20,758	—	—	99,242

(1)	This amount reflects a portion of salary that the indicated executive elected to defer during 2018. This amount is included in the “Salary” column of the “Summary compensation table”.

(2)
The full amounts reported as Company contributions have been reported in the “All other compensation” columns in the “Summary compensation table”. Amounts included in this column represent the following contributions made to the Deferred Compensation Plan: (a) restoration matching contributions on behalf of Messrs. Stack, Rychel, Keown and Clegg and Ms. Polmanteer in the amounts of $81,719, $26,978, $22,233, $22,552 and $17,085 respectively, and (b) restoration retirement accrual contributions on behalf of Messrs. Stack, Rychel, Keown, Clegg and Ms. Polmanteer in the amounts of $21,057, $5,151, $3,011, $6,077 and $3,674, respectively.

(3)	Includes amounts reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the “Summary compensation table.”

(4)
Of the totals in this column, amounts previously reported in the “Summary compensation table” for previous years are $250,648, $78,765, $27,285, $188,837 and $3,045, respectively, for Messrs. Stack, Rychel, Keown and Clegg and Ms. Polmanteer.

(5)	Mr. Govers was not a participant in our Deferred Compensation Plan in 2018.
Our named executive officers based in the United States are eligible to participate in the Deferred Compensation Plan that benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer a minimum of 10% but not more than 50% of his or her annual base compensation and between 10-95% of his or her bonus awarded pursuant to the MIP as compensation deferrals. In addition, the participant may elect to defer between 1-5% of his or her annual base compensation and between 1-5% of his or her bonus awarded pursuant to the MIP as restoration deferrals. With respect to amounts contributed to the plan by the participant as restoration deferrals, the Company provides certain matching contributions and employer contributions. The employer contributions are subject to vesting conditions. As of December 31, 2018, Ms. Polmanteer was 66 2/3% vested with respect to her employer contributions, and our other applicable named executive officers were 100% vested with respect to their employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of five or ten years, depending on distribution’s triggering event and the participant’s elections, in compliance with the election and timing rules of Internal Revenue Code Section 409A.
Potential payments upon termination or change in control
As discussed elsewhere in the “Compensation discussion and analysis”, the named executive officers are eligible for severance benefits under their employment agreements, as described below, in the event of certain terminations of employment. In addition, certain provisions are triggered pursuant to the stock option and RSU award agreements in the event of a Change of Control or termination of employment.
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
Upon a termination of employment by the Company without Cause or by the named executive officer for Good Reason, the named executive officer (including other named executive officers who hold outstanding vested stock options) would have six months to exercise all vested stock options. In addition, for Messrs. Stack (in respect of his equity awards granted in 2015 and 2014), Rychel (in respect of only his equity awards granted in 2015), and Clegg (in respect of his equity award granted in 2014), if such named executive officer’s employment is terminated by the Company without Cause or by the named executive officer for Good Reason in each case, in anticipation of or within 12 months following a Change of Control, any vested stock options remaining exercisable for the shorter of 12 months from the date of the termination of employment or the length of the remaining term to exercise all vested stock options. For awards granted to Mr. Stack and Mr. Clegg, in 2010, in the event terminated by the Company without Cause or by the named executive officer for Good Reason in each case, in anticipation of or within 12 months following a Change of Control, any vested stock options will remain exercisable for the shorter of 6 months from the date of the termination of employment or the length of the remaining term to exercise all vested stock options. Stock options granted to Mr. Keown and Mr. Rychel, respectively, before he was an executive officer do not have additional extended exercisability provisions in the event of termination of employment in anticipation of or within 12 months following a Change of Control. In all cases, if the named executive officer’s employment is terminated as a result of death or disability, all unvested stock options and RSUs would be forfeited immediately and the named executive officer would have the shorter of one year or the length of the remaining term to exercise all vested stock options.

Calculation of named executive officer’s potential payments
The payments and benefits to which our named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change of Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2018. For this purpose, we have assumed a value of $22.00 per share of our common stock.

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. due to Non-Renewal of Term	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment ($)(1)	Cash and benefits ($)(2)	Cash and benefits ($)(3)	Value of equity acceleration ($)(4)	Cash and benefits ($)(5)	Value of equity acceleration ($)(6)
Sean M. Stack	73,077	9,391,326	7,951,289	1,236,400	1,260,577	2,472,800
Eric M. Rychel	40,385	1,510,097	2,039,817	315,333	486,635	704,000
Jacobus A.J. Govers (7)
Michael T. Keown	34,615	1,228,703	1,607,270	315,333	372,115	704,000
Christopher R. Clegg	34,615	1,225,722	1,633,174	275,917	372,115	616,000
Tamara S. Polmanteer	30,769	1,024,580	1,328,778	157,667	290,769	362,124

(1)	The amounts in this column include only payment of vacation, as of December 31, 2018.

(2)
The amount of Cash and Benefits in the event of a termination by Aleris International due to non-renewal of the employment term (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2018) includes the payment of the executive’s nonrenewal payment, the 2018 earned MIP bonus, accrued an unused vacation and an estimated value of continued medical benefits.

(3)
The amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2018) includes, in addition to the amounts described in Note 5 below, the payment of the executive’s cash severance payment and an estimated value of continued medical benefits.

(4)	Upon termination by Aleris International without Cause or by the executive for Good Reason, the named executive officers’ remaining unvested stock options and RSUs will vest as described above.

(5)
The amounts in this column include payment of vacation for all named executive officers as of December 31, 2018, as well as a cash payment equal to each executive’s 2018 MIP bonus (assuming payout at target level and termination on December 31, 2018).

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

(7)	The payments and benefits to which Mr. Govers would be entitled in the event of certain termination from employment events are governed by Belgian laws and described separately below.
With respect to the Retention Bonuses, in the event the named executive officer’s employment is terminated following the First Vesting Date but prior to the Second Vesting Date (i) by the Company without Cause, (ii) due to the executive’s death or (iii) by the executive for Good Reason, the executive will receive that portion of the Retention Bonus not previously paid to him or her in a lump sum in cash within 30 days following the executive’s termination of employment. For purposes of the amounts included in the table and narrative disclosure above and below regarding certain payments and benefits that our named executive officers would become entitled to upon certain termination events or in connection with a Change in Control (occurring on December 31, 2018), the remaining amounts of the Retention Bonuses were not included.
Pursuant to applicable Belgian laws, Mr. Govers is entitled to certain payments and benefits upon certain termination events, as described and quantified below, in each case assuming a termination date of December 31, 2018. Upon all termination events, Mr. Govers would be entitled to payment of accrued benefits (the “Govers Accrued Benefits”). In accordance with applicable Belgian laws, the additional amounts Mr. Govers would be entitled to receive upon various types of termination are based upon his tenure with the Company and the actual compensation received during the 12 months preceding his termination (calculated on a per week basis, the “Govers Weekly Severance”). The Govers Weekly Severance calculation may potentially include amounts attributable to the vesting of some of his then outstanding equity awards in normal course. Upon a termination by the Company without Cause, he would be entitled to, in addition to the Govers Accrued Benefits (including potentially his equity vesting), 12 weeks’ notice (or payment equal to 12 times the Govers Weekly Severance in a lump sum in lieu thereof) equaling $404,623; or if the Company elects to enforce his noncompetition covenant, he would be entitled to a lump sum payment equal to 51 times the Govers Weekly Severance for a total payment (including the 12 weeks’ notice amount) of $1,719,650; provided, further, that, if a Belgian labor court finds that termination of the employment contract was not sufficiently motivated or unfair, the executive may additionally be entitled to up to a maximum lump sum payment equal to 17 times the Govers Weekly Severance. Upon a termination by Mr. Govers without Cause, he would be required to provide the Company six weeks’ notice. In the event that Mr. Govers is terminated by the Company without Cause on a date subsequent to a Change in Control, the Govers Weekly Severance calculation may include additional one-time exceptional amounts received by Mr. Govers in connection with such Change in Control (including potentially the accelerated vesting of some/or all of his then outstanding equity awards), and the resulting severance payments that may become payable to Mr. Govers (calculated in accordance with the formulas set forth above) may be higher than the amounts payable absent such Change in Control. Based upon present Belgian laws, if Mr. Govers was terminated on January 1, 2019 following a Change in Control that occurred on December 31, 2018, the Govers Weekly Severance amount could increase such that Mr. Govers would be entitled to a total lump sum payment equal to $675,547 (equal to the 12 weeks’ notice amount); or if the Company elects to enforce his noncompetition covenant, the lump sum payment could increase to $2,871,073 (equal to 51 times the increased Govers weekly severance amount and including the 12 weeks’ notice amount). (To convert values to US$, the December 31, 2018 spot conversion rate used by the Company (equaling 1.144384 US$ to 1€), was applied to each payment.) Assuming a Change in Control, Mr. Govers’ equity grants would become payable, regardless of whether Mr. Govers experienced a termination of employment. The amount attributed to this event at December 31, 2018, assuming a value of $22.00 per share of our common stock, was $484,000 for his restricted stock unit award and $440,000 for his stock option award.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2018.
Brian Laibow
Matthew Michelini
Lawrence W. Stranghoener
G. Richard Wagoner, Jr.
Compensation Committee Interlocks and Insider Participation
Other than Mr. Stack, none of our directors have ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Laibow, Michelini, Stranghoener and Wagoner serve as the members of our Compensation Committee. During 2018, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.
Director compensation
In 2014, the Company set director compensation to include (i) an annual cash retainer equal to $90,000, payable to each non-employee director in calendar quarter installments and (ii) an additional audit committee chairperson retainer equal to $18,750, payable in calendar quarterly installments. In consideration of the fact that the non-employee directors did not receive equity awards in 2018 and none are contemplated in 2019, effective as of January 1, 2019, the Company increased the annual cash retainer payable to each non-employee, non-Oaktree director (other than Mr. Michelini who previously advised the Company that he waived all compensation with respect to his services as a director) from $90,000 to $180,000, which retainer shall be paid in calendar quarterly installments.
On December 12, 2017, each non-executive member of the Board of Directors (except Mr. Michelini) received an award of 5,294 RSUs which became vested as to 100% on January 1, 2018. No equity awards were granted to any non-employee director in 2018 and the definitive agreement with Novelis Inc. prohibits the granting of any equity awards in 2019.

Director compensation for fiscal year 2018
The following table sets forth a summary of compensation with respect to our non-executive directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	All Other Compensation ($) (4)	Total ($)
Brook Hinchman (1)	90,000	—	90,000
Brian Laibow (1)	90,000	—	90,000
Matthew R. Michelini (2)	—	—	—
Donald T. Misheff (3)	22,500	5,558	28,058
Robert O’Leary (1)	90,000	—	90,000
Emily Stephens (1)	90,000	—	90,000
Lawrence W. Stranghoener	108,750	6,573	115,323
Kaj Vazales (1)	90,000	—	90,000
G. Richard Wagoner, Jr.	90,000	12,422	102,422

(1)
Messrs. Brook Hinchman, Brian Laibow, Robert O’Leary and Kaj Vazales and Ms. Emily Stephens (the “Oaktree Directors”) were appointed to the Board of Directors by the Oaktree Funds. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree pursuant to an agreement between the Oaktree Funds and the Oaktree Director as part of his or her employment with the Oaktree Funds. No remuneration is kept by any Oaktree Director.

(2)
Mr. Matthew R. Michelini is a partner of the Apollo Funds but has not been appointed to our Board by the Apollo Funds, and he has advised the Company that he waives all cash and non-cash compensation (including equity awards) with respect to his service as one of our directors.

(3)
Effective April 30, 2018, our Board accepted the voluntary resignation of Mr. Donald T. Misheff, due to additional professional responsibilities, from his positions as director and as a member of the Audit Committee.

(4)
The amounts in this column include the approximate value of an in-kind dividend received as part of the Elah Dividend paid in 2018 in respect of shares issued to the applicable director in connection with the vesting of RSU awards prior to the dividend record date.

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
CEO Pay Ratio
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our Chief Executive Officer, and the ratio of these two amounts. For 2018, total compensation for the CEO was approximately $3,768,088 and the reasonably estimated total compensation of the median employee was $73,926. Our 2018 CEO to median employee estimated pay ratio is 51:1.
For 2018, we determined it was reasonable to use the same median employee for the pay ratio calculation as was selected in 2017 because there have been no material changes in our organizational structure, employee population or employee compensation arrangements that would significantly impact our pay ratio disclosure. As part of the 2018 pay ratio calculation, we calculated annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table in this annual report on Form 10-K. The median employee is a salaried employee who works at our headquarters in Cleveland, Ohio.
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
This information is being provided for compliance purposes. Neither the Compensation Committee nor management of the company used the pay ratio measure in making compensation decisions. In light of the various assumptions, estimates, methodologies and exclusions that may be used in accordance with the pay ratio disclosure rules, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different compensation practices, and may utilize different assumptions, estimates, methodologies and exclusions in calculating their own pay ratios
Equity Incentive Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	3,691,971	(3)	20.93	(4)	486,487
Total	3,691,971		20.93	(4)	486,487

(1)	Represents Aleris Corporation’s 2010 Equity Incentive Plan, as amended from time to time.

(2)	The number of shares of common stock of Aleris Corporation authorized under the 2010 Equity Incentive Plan was 5,328,875 as of December 31, 2018.

(3)	Includes 3,431,920 outstanding stock options and 260,051 unvested RSUs granted under Aleris Corporation’s 2010 Equity Incentive Plan.

(4)	Weighted average exercise price is based on 3,431,920 outstanding stock options. Calculation excludes RSUs.
The Equity Incentive Plan was established to attract, retain, incentivize and motivate officers and employees of, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2018, awards of stock options, restricted stock and RSUs have been granted in respect of Aleris Corporation common stock.
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
Stock Subject to the Plan. As of December 31, 2018, the maximum number of shares of Aleris Corporation’s common stock issuable in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, was 5,328,875, and of that amount, grants of RSUs were limited to 1,367,979 shares.
Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. All stock options outstanding as of December 31, 2018 were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant). Stock options granted have a variety of vesting schedules (e.g., quarterly, annually, cliff and ratable vesting) over a period not to exceed four years with adjustments to the standard vesting installments to reflect actual hire and/or promotion dates as of the date of grant.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of February 15, 2019 by (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and named executive officer; and (3) all directors and executive officers as a group.
Percentage of class beneficially owned is based on 32,380,867 shares of common stock outstanding as of February 15, 2019, together with the applicable options (1) to purchase shares of common stock for each stockholder exercisable on February 15, 2019 or within 60 days thereafter and the number of shares issuable upon the vesting of restricted stock units held by the stockholder that is scheduled to occur within 60 days of February 15, 2019 and (2) the number of shares issuable upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris corporation common stock. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 15, 2019, upon the vesting of restricted stock units within 60 days after February 15, 2019 and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock are deemed outstanding for computing the percentage ownership of the person holding the options, restricted stock units, or exchangeable notes, as the case may be, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Securities That Can Be Acquired By Holder (2)	Total	Percent of Class
Oaktree Funds (3)(4)	18,216,988	1,775,335	19,992,323	58.5%
Apollo Funds (3)(5)	5,553,946	518,107	6,072,053	18.5%
Bain Capital Credit Funds (3)(6)	2,904,773	266,095	3,170,868	9.7%
Caspian Funds (3)(7)	2,560,889	138,512	2,699,401	8.3%
Sean M. Stack	139,766	879,206	1,018,972	3.1%
Christopher R. Clegg	44,733	316,688	361,421	1.1%
Eric M. Rychel	50,151	196,631	246,782	*
Michael T. Keown	32,999	135,481	168,480	*
Jacobus A.J. Govers	38,248	88,000	126,248	*
Tamara S. Polmanteer	14,222	44,000	58,222	*
Lawrence Stranghoener	19,196	26,616	45,812	*
G. Richard Wagoner	36,196	—	36,196	*
Brook Hinchman (8)	—	—	—	*
Brian Laibow (8)	—	—	—	*
Matthew R. Michelini	—	—	—	*
Robert O’Leary (8)	—	—	—	*
Emily Stephens (8)	—	—	—	*
Kaj Vazales (8)	—	—	—	*
All current executive officers and directors as a group (14 persons)	375,511	1,686,622	2,062,133	6.1%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Represents the number of shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 15, 2019, upon the vesting of restricted stock units within 60 days after February 15, 2019, and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock.

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

(4)
Represents all equity interests owned by OCM Opportunities ALS Holdings, L.P., OCM High Yield Plus ALS Holdings, L.P., Oaktree European Credit Opportunities Holdings, Ltd., and OCM FIE, LLC. Of the shares included, 16,848,918 are held by OCM Opportunities ALS Holdings, L.P.; 999,065 are held by OCM High Yield Plus ALS Holdings, L.P.; 270,336 are held by Oaktree European Credit Opportunities Holdings, Ltd.; and 183,839 are held by OCM FIE, LLC, which includes 85,170 shares which may be acquired upon exercise of options that are vested. In addition the Oaktree Funds hold $27,901,538 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 1,690,165 shares of Aleris Corporation common stock). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to Nominees of the Oaktree Funds upon exchange of Aleris International’s 6% senior subordinated exchangeable notes. The mailing address for the owners listed above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

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

(5)
Represents 5,553,946 shares of common stock held of record by Apollo ALS Holdings II, L.P. (“Apollo ALS Holdings”). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned by the Apollo Funds in the above table include 518,107 shares of common stock issuable upon exchange of the $8,553,015 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes that are held by Apollo ALS Holdings.

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

In addition, the Bain Capital Credit Funds hold $4,392,855 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 266,095 shares of Aleris Corporation common stock). Since June 1, 2013, Aleris International’s 6% senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable to the Bain Capital Credit Funds upon exchange of Aleris International’s 6% senior subordinated exchangeable notes.
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
The business address of each of the entities above is c/o Bain Capital Credit, LP, 200 Clarendon Street, Boston, MA 02116.

(7)
Represents all equity interests of Caspian HLSC1, LLC, Caspian Select Credit Master Fund Ltd., Caspian Solitude Master Fund L.P., Caspian SC Holdings, L.P., Mariner LDC and one other account advised by Caspian Capital LP (collectively, the “Caspian Funds”). The mailing address of all Caspian Funds except Mariner LDC is 10 East 53rd Street, 35th Floor, New York, New York 10022. The mailing address of Mariner LDC is c/o Mariner Investment Group, 500 Mamaroneck Avenue, Harrison, New York 10528. Since June 1, 2013, Aleris International’s 6% exchangeable senior subordinated exchangeable notes are exchangeable for shares of Aleris Corporation common stock at any time at the holder’s option. Therefore, the shares reported as beneficially owned in the above table include the number of shares of common stock issuable upon exchange of the $2,286,729 aggregate principal amount of Aleris International’s 6% senior subordinated exchangeable notes (convertible into 138,512 shares of Aleris Corporation common stock) held by the Caspian Funds. Mr. Adam Cohen and Mr. David Corleto each have sole voting and dispositive power with respect to the shares of common stock reported as beneficially owned by the Caspian Funds. Mr. Cohen and Mr. Corleto disclaim beneficial ownership of such securities except to the extent of their pecuniary interest therein.

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
Composition of Our Board of Directors
Our Board of Directors consists of nine directors, one of which is our Chairman and Chief Executive Officer and five of which were appointed by the Oaktree Funds which own indirectly a majority of our outstanding equity. The five directors appointed by the Oaktree Funds are Messrs. Hinchman, Laibow, O’Leary and Vazales and Ms. Stephens. Our bylaws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his or her successor is elected.
Director Independence
Because of our status as a voluntary filer and because we are a privately held corporation, we have not formally reviewed the independence of each of our directors in accordance with current listing standards. We consider Mr. Stack an “executive director” due to his employment relationship with us. We consider Messrs. Hinchman, Laibow, O’Leary and Vazales and Ms. Stephens “Oaktree affiliated directors” as they were designated as directors by the Oaktree Funds, our largest indirect stockholder owning a majority of our outstanding equity, pursuant to our Stockholders Agreement. We consider Messrs. Michelini, Stranghoener and Wagoner to be “non-Oaktree affiliated directors” since they were appointed as directors in the normal course.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate fees billed for professional services by Ernst & Young LLP in 2018 and 2017 were:

Type of Fees	2018	2017
	(in thousands)
Audit fees	$3,770	$3,741
Audit related fees	10	13
Tax fees	—	—
Total	$3,780	$3,754
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of the Company’s consolidated financial statements included in its annual report, the audit of the Company’s internal control over financial reporting and the review of the Company’s quarterly financial statements included in quarterly reports on Form 10-Q, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits, and for services provided in connection with the 2018 and 2017 debt offerings. “Audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements. “Tax fees” are fees for tax compliance, tax advice and tax planning.
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

ALERIS CORPORATION

March 8, 2019	By:	/s/ Eric M. Rychel
Eric M. Rychel Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean M. Stack	Chairman and Chief Executive Officer and Director	March 8, 2019
Sean M. Stack	(Principal Executive Officer)

/s/ Eric M. Rychel	Executive Vice President, Chief	March 8, 2019
Eric M. Rychel	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ I. Timothy Trombetta	Vice President and Controller	March 8, 2019
I. Timothy Trombetta	(Principal Accounting Officer)

/s/ Brook D. Hinchman	Director	March 8, 2019
Brook D. Hinchman

/s/ Brian K. Laibow	Director	March 8, 2019
Brian K. Laibow

/s/ Matthew R. Michelini	Director	March 8, 2019
Matthew R. Michelini

/s/ Robert O’Leary	Director	March 8, 2019
Robert O’Leary

/s/ Emily Stephens	Director	March 8, 2019
Emily Stephens

/s/ Lawrence W. Stranghoener	Director	March 8, 2019
Lawrence W. Stranghoener

/s/ Kaj Vazales	Director	March 8, 2019
Kaj Vazales

/s/ G. Richard Wagoner, Jr.	Director	March 8, 2019
G. Richard Wagoner, Jr.

Exhibit Index

Exhibit
Number	Description

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

4.4
Form of 10.750% Senior Secured Junior Priority Note due 2023 (filed as Exhibit 4.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

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

10.4.1
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

10.4.2
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

10.4.4
Supplemental Agreement to Working Capital Loan Agreement, dated as of December 21, 2016, between Aleris Aluminum (Zhenjiang) Co., Ltd., and Bank of China Limited, Zhenjiang Jingkou Sub-branch (English translation) (filed as Exhibit 10.2.4 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 3, 2017, and incorporated herein by reference).

10.4.5
Maximum Pledge Contract, dated as of January 24, 2017, by and between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed May 4, 2017, and incorporated herein by reference).

10.4.6
Contract for Tax Refund VAT Account Pledge, dated as of January 24, 2017, by and between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.2 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed May 4, 2017, and incorporated herein by reference).

10.5
Revolving Loan Facility Agreement, dated as of August 22, 2012, between Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd. (n/k/a Aleris Aluminum (Zhenjiang) Co., Ltd.), as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.29 to Aleris

Exhibit
Number	Description

Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 5, 2013 and incorporated herein by reference).

10.5.1
Amendment Agreement to Facility Agreement, dated as of March 25, 2013, between Aleris Aluminum (Zhenjiang) Co. Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-Branch, as the lender (English translation) (filed as Exhibit 10.1 to Aleris Corporation’s Quarterly Report on Form 10-Q (File No. 333-185443) filed May 9, 2013, and incorporated herein by reference).

10.6
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

10.6.1
Amendment No. 1 to Credit Agreement, dated as of March 18, 2016, by and between Aleris International, Inc. and JP Morgan Chase Bank, N.A. (as Administrative Agent) (filed as exhibit 10.4.1 to Aleris Corporations Quarterly Report on Form 10-Q (File No. 333-185443) filed May 5, 2016, and incorporated herein by reference).

10.6.2
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

10.6.3
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

10.6.4
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

10.7
Pledge and Security Agreement, dated June 15, 2015, among Aleris International, Inc., the other Domestic Borrowers party thereto, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed June 19, 2015, and incorporated herein by reference).

10.7.1
Amended and Restated Security Agreement, dated as of June 25, 2018, among Aleris International, Inc., the other domestic borrowers party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Aleris Corporation’s Current Report on Form 8-K (File No. 001-35499) filed on June 25, 2018 and incorporated herein by reference).

10.8†
Amended and Restated Employment Agreement, effective as of July 11, 2015, by and among Aleris Corporation, Aleris International, Inc. and Sean Stack (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed October 13, 2015, and incorporated herein by reference).

10.8.1†
Form of Amendment, dated November 13, 2017, to the Amended and Restated Employment Agreement, effective as of July 11, 2015, by and among Aleris International, Inc. and Sean Stack (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed November 15, 2017, and incorporated herein by reference).

Exhibit
Number	Description

10.9†
Form of Executive Employment Agreement with Aleris International, Inc. and the Company (filed as Exhibit 10.39 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 27, 2015, and incorporated herein by reference).

10.9.1†
Form of Amendment to U.S. Executive Agreement (filed as Exhibit 10.3 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443) filed November 15, 2017, and incorporated herein by reference).

10.9.2†
Form of Amendment to U.S. Executive Agreement with Sean M. Stack, Eric M. Rychel, Michael T. Keown, Christopher R. Clegg and Tamara S. Polmanteer (filed as Exhibit 10.7.2 to Aleris Corporation’s Annual Report on Form 10-K (File No. 001-35499) filed March 20, 2018, and incorporated herein by reference).

10.10†
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

10.10.2†
Form of Amendment to Employment Agreement by and between Aleris International, Inc., Aleris Corporation and Christopher R. Clegg, (filed as Exhibit 10.6 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-173721) filed January 22, 2014, and incorporated herein by reference).

10.11†
Form of Employment Agreement For Employee, between Aleris Aluminum Duffel BVBA and Mr. Jack (Jacobus A. J.) Govers (filed as Exhibit 10.9 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 3, 2017, and incorporated herein by reference).

10.11.1†
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

10.12.2†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 15, 2014 (filed as Exhibit 10.1 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.12.3†
Amendment to Aleris Holding Company (n/k/a Aleris Corporation) 2010 Equity Incentive Plan, effective as of January 21, 2014 (filed as Exhibit 10.2 to Aleris Corporation’s Current Report on Form 8-K (File No. 333-185443), filed January 22, 2014, and incorporated herein by reference).

10.13†
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

10.13.2†
Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack and Christopher R. Clegg (filed as Exhibit 10.9.2 to

Exhibit
Number	Description

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

10.16†
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

10.20†
Addendum No. 7 to the Group Insurance Plan of February 20, 1996 for Aleris Belgium Duffel BVBA effective as of May 1, 2016 (English translation) (filed as Exhibit 10.18 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 3, 2017, and incorporated herein by reference).

10.21†
Form of Transaction Bonus Agreement between Aleris Corporation and each of Sean M. Stack, Eric M. Rychel, Jack (Jacobus A. J.) Govers, Christopher R. Clegg and Tamara S. Polmanteer (filed as Exhibit 10.19 to Aleris Corporation’s Annual Report on Form 10-K (File No. 333-185443) filed March 3, 2017, and incorporated herein by reference).

10.21.1†
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

Exhibit
Number	Description

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2018.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

*	Filed herewith.