Form 10-Q
period 2019-03-31
Aleris Corp
filed 2019-05-08
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act: None
There were 32,380,867 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2019.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	March 31, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$79.8	$108.6
Accounts receivable, net	414.0	308.8
Inventories	762.7	772.9
Prepaid expenses and other current assets	37.0	62.7
Total Current Assets	1,293.5	1,253.0
Property, plant and equipment, net	1,370.9	1,395.0
Intangible assets, net	32.0	32.5
Deferred income taxes	60.2	60.2
Other long-term assets	60.5	38.7
Total Assets	$2,817.1	$2,779.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$352.2	$374.8
Accrued liabilities	173.5	198.1
Current portion of long-term debt	23.5	21.9
Total Current Liabilities	549.2	594.8
Long-term debt	2,017.0	1,906.4
Deferred revenue	61.6	65.0
Deferred income taxes	3.3	0.9
Accrued pension benefits	160.6	163.7
Accrued postretirement benefits	29.3	29.6
Other long-term liabilities	59.3	46.1
Total Long-Term Liabilities	2,331.1	2,211.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized; 32,380,867 shares issued at March 31, 2019 and December 31, 2018	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	431.8	431.8
Retained deficit	(325.6)	(292.2)
Accumulated other comprehensive loss	(169.7)	(167.0)
Total Equity	(63.2)	(27.1)
Total Liabilities and Equity	$2,817.1	$2,779.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2019	March 31, 2018
Revenues	$877.0	$802.3
Cost of sales	799.0	739.8
Gross profit	78.0	62.5
Selling, general and administrative expenses	52.2	50.6
Restructuring charges	1.0	0.9
Losses (gains) on derivative financial instruments	6.7	(33.9)
Other operating expense, net	0.5	0.7
Operating income	17.6	44.2
Interest expense, net	39.3	33.8
Other expense, net	0.2	0.4
(Loss) income before income taxes	(21.9)	10.0
Provision for income taxes	11.5	5.4
Net (loss) income	$(33.4)	$4.6

Comprehensive (loss) income	$(36.1)	$25.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the three months ended
	March 31, 2019	March 31, 2018
Operating activities
Net (loss) income	$(33.4)	$4.6
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	34.6	34.7
Provision for deferred income taxes	2.2	1.6
Stock-based compensation expense	—	0.3
Unrealized losses (gains) on derivative financial instruments	30.8	(33.7)
Amortization of debt issuance costs	2.3	0.7
Other	(0.7)	(0.4)
Changes in operating assets and liabilities:
Change in accounts receivable	(108.4)	(84.4)
Change in inventories	5.8	(60.9)
Change in other assets	(3.9)	(18.4)
Change in accounts payable	(9.8)	44.9
Change in accrued and other liabilities	(32.0)	76.1
Net cash used by operating activities	(112.5)	(34.9)
Investing activities
Payments for property, plant and equipment	(33.7)	(30.1)
Other	—	(0.2)
Net cash used by investing activities	(33.7)	(30.3)
Financing activities
Proceeds from revolving credit facilities	136.3	133.9
Payments on revolving credit facilities	(11.3)	(90.0)
Payments on term loan	(2.8)	—
Net payments on other long-term debt and finance leases	(4.5)	(3.8)
Net cash provided by financing activities	117.7	40.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(0.1)	1.9
Net decrease in cash, cash equivalents and restricted cash	(28.6)	(23.2)
Cash, cash equivalents and restricted cash at beginning of period	115.6	108.0
Cash, cash equivalents and restricted cash at end of period	$87.0	$84.8

Cash and cash equivalents	$79.8	$79.1
Restricted cash (included in “Prepaid expenses and other current assets”)	7.2	5.7
Cash, cash equivalents and restricted cash	$87.0	$84.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total Equity
Balance at January 1, 2018	$0.3	$436.3	$(203.4)	$(140.5)	92.7
Net income	—	—	4.6	—	4.6
Other comprehensive income	—	—	—	20.5	20.5
Stock-based compensation activity	—	0.3	—	—	0.3
Adoption of accounting standard	—	—	2.8	—	2.8
Balance at March 31, 2018	$0.3	$436.6	$(196.0)	$(120.0)	$120.9

Balance at January 1, 2019	$0.3	$431.8	$(292.2)	$(167.0)	(27.1)
Net loss	—	—	(33.4)	—	(33.4)
Other comprehensive loss	—	—	—	(2.7)	(2.7)
Balance at March 31, 2019	$0.3	$431.8	$(325.6)	$(169.7)	$(63.2)

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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, we will be required to use a current expected credit loss model (CECL) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates than our current model. This guidance becomes effective for us on January 1, 2020, including the interim periods in the year. We are currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires lessees to put most leases on their balance sheets but recognize expense on the income statement in a manner similar to the previous guidance. We adopted ASU 2016-02 on January 1, 2019 using a modified retrospective approach, applying the standard’s transition provisions at the beginning of the period of adoption. ASU 2016-02 provided for certain practical expedients when adopting the guidance. We elected the package of practical expedients allowing us to not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.
Upon adoption, we recorded operating lease right-of-use assets of $10.8, representing the present value of future lease payments under operating leases with terms of greater than twelve months. We also recorded corresponding operating lease liabilities of $11.5. In addition, the prior capital lease balances of $10.4, $4.0 and $6.2 previously reported in fixed assets, current maturities of long-term debt and long-term debt, respectively, were reclassified into separately classified right-of-use asset and lease obligation accounts. The adoption had no impact on reported net income or loss or retained deficit. See Note 13, “Leases” for additional information.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

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
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

	For the three months ended March 31, 2019
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$89.8	$32.7	$—	$122.5
Automotive	124.7	95.3	—	(5.2)	214.8
Heat exchanger	—	54.7	—	—	54.7
Building and construction	177.8	27.7	—	—	205.5
Truck trailer	62.2	7.4	—	—	69.6
Distribution	78.3	21.8	10.7	—	110.8
Regional plate and sheet	—	42.7	—	—	42.7
Other	47.0	8.2	1.2	—	56.4
	$490.0	$347.6	$44.6	$(5.2)	$877.0

	For the three months ended March 31, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$70.8	$14.8	$—	$85.6
Automotive	26.8	101.3	—	(9.0)	119.1
Heat exchanger	—	66.0	—	—	66.0
Building and construction	189.2	—	—	—	189.2
Truck trailer	43.8	—	—	—	43.8
Distribution	107.0	—	15.9	—	122.9
Regional plate and sheet	—	109.1	—	—	109.1
Other	47.8	17.9	0.9	—	66.6
	$414.6	$365.1	$31.6	$(9.0)	$802.3
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

single performance obligation exists, and, as a result, amounts invoiced to our customers for the aluminum purchased on their behalf is recorded as deferred revenue until the aluminum is processed and shipped.
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	Total Deferred Revenue
Deferred revenue at January 1, 2019	$81.9	(a)
Payments received	4.7
Revenue recognized	(9.0)
Currency and other	(0.1)
Deferred revenue at March 31, 2019	$77.5	(a)
(a) Deferred revenue is included in “Deferred revenue” and “Accrued liabilities” in the Consolidated Balance Sheet.
3. INVENTORIES
The components of our “Inventories” as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Raw materials	$278.1	$283.8
Work in process	289.4	284.5
Finished goods	159.1	169.1
Supplies	36.1	35.5
Total inventories	$762.7	$772.9
4. LONG-TERM DEBT
Our debt as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
ABL Facility	$377.3	$253.7
First Lien Term Loan due 2023, net of discount and deferred issuance costs of $22.9 and $24.3 at March 31, 2019 and December 31, 2018, respectively	1,068.8	1,070.2
10.75% Senior Secured Junior Priority Notes due 2023, net of discount and deferred issuance costs of $7.1 and $7.5 at March 31, 2019 and December 31, 2018, respectively	392.9	392.5
Exchangeable Notes, net of discount of $0.2 at March 31, 2019 and December 31, 2018	44.6	44.6
Zhenjiang Term Loans, net of discount of $0.4 at March 31, 2019 and December 31, 2018	156.9	157.2
Other	—	10.1
Total debt	2,040.5	1,928.3
Less: Current portion of long-term debt	23.5	21.9
Total long-term debt	$2,017.0	$1,906.4
Restricted cash
At March 31, 2019 and December 31, 2018, respectively, $7.2 and $7.0 of cash was restricted for payments of the Zhenjiang Term Loans, all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

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
Our reserves for environmental remediation liabilities totaled $25.6 at March 31, 2019 and December 31, 2018, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2019 and December 31, 2018, $11.6 and $11.9, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $6.8 at March 31, 2019 and December 31, 2018. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
6. STOCKHOLDERS’ EQUITY
The following table shows changes in the number of our issued and outstanding shares of common stock:

	For the three months ended,
Issued and outstanding shares of common stock	March 31, 2019	March 31, 2018
Balance at the beginning of the period	32,380,867	32,001,318
Issuance associated with vested restricted stock units	—	218,210
Balance at the end of the period	32,380,867	32,219,528

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

7. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the three months ended March 31, 2019:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2019	$(93.3)	$(73.7)	$(167.0)
Current period currency translation adjustments	(4.5)	0.9	(3.6)
Amortization of net actuarial losses and prior service costs, net of tax	—	0.9	0.9
Balance at March 31, 2019	$(97.8)	$(71.9)	$(169.7)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs (recorded in “Other operating expense, net”)	$(1.1)
Deferred tax benefit on pension and other postretirement liability adjustments	0.2
Losses reclassified into earnings, net of tax	$(0.9)
8. SEGMENT INFORMATION
We report three operating segments based on the organizational structure that is used by our chief operating decision maker to evaluate performance, make decisions on resource allocation and for which discrete financial information is available. Our operating segments are North America, Europe and Asia Pacific.
Measurement of Segment Income or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2018. Our measure of profitability for our operating segments is referred to as segment income. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain functional SG&A expenses. Segment income excludes provisions for and benefits from income taxes, restructuring items, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up costs, gains and losses on asset sales, currency exchange gains and losses on debt and certain other gains and losses. Intra-entity sales and transfers are recorded at market value. Consolidated cash, restricted cash, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income for our reportable segments for the periods presented in our Consolidated Statements of Comprehensive (Loss) Income:

Three months ended March 31, 2019	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$490.0	$342.4	$44.6		$877.0
Intra-entity revenues	—	5.2	—	$(5.2)	—
Total revenues	$490.0	$347.6	$44.6	$(5.2)	$877.0
Segment income	$57.0	$36.6	$8.4		$102.0

Three months ended March 31, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$414.6	$356.1	$31.6		$802.3
Intra-entity revenues	—	9.0	—	$(9.0)	—
Total revenues	$414.6	$365.1	$31.6	$(9.0)	$802.3
Segment income	$41.5	$28.3	$2.3		$72.1
The following table reconciles total segment income to “(Loss) income before income taxes” as reported in our Consolidated Statements of Comprehensive (Loss) Income:

	For the three months ended
	March 31, 2019	March 31, 2018
Total segment income	$102.0	$72.1
Unallocated amounts:
Depreciation and amortization	(34.6)	(34.7)
Other corporate general and administrative expenses	(14.9)	(11.2)
Restructuring charges	(1.0)	(0.9)
Interest expense, net	(39.3)	(33.8)
Unallocated (losses) gains on derivative financial instruments	(31.0)	33.7
Unallocated currency exchange gains	0.7	1.2
Start-up costs	(3.3)	(16.0)
Other expense, net	(0.5)	(0.4)
(Loss) income before income taxes	$(21.9)	$10.0
The following table shows our reportable segment assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets
North America	$1,512.8	$1,460.0
Europe	757.4	736.4
Asia Pacific	353.7	340.2
Unallocated assets	193.2	242.8
Total consolidated assets	$2,817.1	$2,779.4
9. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the Aleris Corporation 2010 Equity Incentive Plan, (as amended from time to time, the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of management of the Company and directors. All stock options granted have a life not to exceed ten years and generally vest over a period not to exceed four years. Shares of common stock

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

are issued upon stock option exercises from available shares of common stock. The restricted stock units also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of beneficial ownership that results from the event.
During the three months ended March 31, 2019, no stock options or restricted stock units were granted. We recorded no stock-based compensation expense for the three months ended March 31, 2019 and $0.3 for the three months ended March 31, 2018.
10. INCOME TAXES
The effective tax rates for the three months ended March 31, 2019 and 2018 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions, valuation allowances and, for the three months ended March 31, 2019, the results of an examination by a non-U.S. taxing jurisdiction (discussed below).
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, net operating losses and interest expense carryforwards in the U.S. and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
As of March 31, 2019, we had $9.1 of unrecognized tax benefits. $8.2 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive (Loss) Income. As of March 31, 2019, we had approximately $1.8 of accrued interest related to uncertain tax positions.
The 2009 through 2017 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009. During the first quarter of 2019, the non-U.S. taxing jurisdiction proposed certain significant adjustments to the Company’s transfer pricing tax position. The final audit report was not received during the quarter. However, the Company expects additional tax of $5.3 along with additional interest of approximately $0.8. Both amounts were expensed in the first quarter of 2019. During the third quarter of 2018, the same jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013.
During the third quarter of 2018, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013 that is anticipated to be completed within three months of the reporting date.
During the first quarter of 2019, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2017 and 2016 that is anticipated to be completed within twelve months of the reporting date.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The service cost component of net periodic benefit expense is included in “Operating income,” while all other components of net periodic benefit expense are included in “Other expense, net” in the Consolidated Statements of Comprehensive (Loss) Income. The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended
	March 31, 2019	March 31, 2018
Service cost	$1.1	$1.1
Interest cost	1.6	1.4
Amortization of net actuarial losses	0.6	0.5
Amortization of prior service cost	0.1	0.1
Expected return on plan assets	(2.3)	(2.6)
Net periodic benefit expense	$1.1	$0.5

	Non U.S. pension benefits
	For the three months ended
	March 31, 2019	March 31, 2018
Service cost	$0.6	$0.7
Interest cost	0.5	0.5
Amortization of net actuarial losses	0.6	0.7
Net periodic benefit expense	$1.7	$1.9
Other Postretirement Benefit Plans
The service cost component of net postretirement benefit expense is included in “Operating income,” while all other components of net postretirement benefit expense are included in “Other expense, net” in the Consolidated Statements of Comprehensive (Loss) Income. The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
Service cost	$0.1	$0.1
Interest cost	0.3	0.2
Amortization of net actuarial gains	(0.3)	(0.2)
Amortization of prior service cost	0.1	0.1
Net postretirement benefit expense	$0.2	$0.2
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts, options and swaps, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency and interest rate exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At March 31, 2019, no cash collateral was posted. At December 31, 2018, $0.2 of cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

liabilities presented therein. As of March 31, 2019 and December 31, 2018, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	March 31, 2019		December 31, 2018
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$10.1	$(13.1)	$52.3	$(24.3)
Energy	0.4	(0.2)	0.2	(1.6)
Interest rate	—	(0.4)	—	(0.4)
Currency	0.5	(6.1)	0.4	(4.5)
Total	11.0	(19.8)	52.9	(30.8)
Effect of counterparty netting	(9.8)	9.8	(23.5)	23.5
Effect of cash collateral	—	—	—	0.2
Net derivatives as classified in the balance sheet	$1.2	$(10.0)	$29.4	$(7.1)
The fair value of our derivative financial instruments at March 31, 2019 and December 31, 2018 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
Metal	Prepaid expenses and other current assets	$0.2	$29.3
	Other long-term assets	0.8	—
Energy	Prepaid expenses and other current assets	0.2	0.1
Total		$1.2	$29.4

Liability Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
Metal	Accrued liabilities	$3.9	$—
	Other long-term liabilities	—	1.2
Energy	Accrued liabilities	—	1.4
Interest Rate	Accrued liabilities	0.4	0.4
Currency	Accrued liabilities	4.1	3.0
	Other long-term liabilities	1.6	1.1
Total		$10.0	$7.1
With the exception of the interest rate derivative financial instruments (for which, realized gains are included within “Interest expense, net” in the Consolidated Statements of Operations), both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive (Loss) Income. Realized (gains) and losses on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2019	March 31, 2018
Metal	$(25.1)	$1.0
Energy	—	(0.2)
Currency	1.0	(1.0)
Interest	0.1	—
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of March 31, 2019 we had 157.0 thousand metric tons and 298.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2018, we had 165.0 thousand metric tons and 293.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2019 and December 31, 2018, we had 3.2 trillion and 4.6 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2019 and December 31, 2018, we had 3.3 million gallons and 4.3 million gallons of diesel fuel swap contracts, respectively.
Interest Rate Risk
As a result of the completion of the debt refinancing transactions we completed in the second quarter of 2018, we are exposed to variable interest rate risk on the Term Loan Facility. We have entered into interest rate swaps to fix the LIBOR interest rate on $700.0 the Term Loan Facility for the period of October 31, 2018 through June 28, 2019.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of March 31, 2019 and December 31, 2018, we had euro forward contracts covering a notional amount of €67.1 million and €77.6 million, respectively.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2019 and December 31, 2018, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$79.8	$79.8	Level 1	$108.6	$108.6	Level 1
Restricted cash	7.2	7.2	Level 1	7.0	7.0	Level 1
ABL Facility	377.3	377.3	Level 2	253.7	253.7	Level 2
First Lien Term Loan	1,068.8	1,093.2	Level 1	1,070.2	1,088.2	Level 1
10.75% Senior Secured Junior Priority Notes	392.9	420.0	Level 1	392.5	410.1	Level 1
Exchangeable Notes	44.6	60.7	Level 3	44.6	60.7	Level 3
Zhenjiang Term Loans	156.9	157.2	Level 3	157.2	157.6	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the First Lien Term Loan and the 2023 Junior Priority Notes were estimated using market quotations. The fair value of Aleris

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.4% and 2.6% as of March 31, 2019 and December 31, 2018, respectively and expected equity volatility of 60% as of March 31, 2019 and December 31, 2018. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans.
13. LEASES
We have leases for office space, warehousing, vehicles, mobile equipment and certain other equipment in our production facilities. Certain of these lease agreements provide rights to extend or terminate the contract which have been evaluated in estimating the lease term. Most of our lease contracts do not provide a readily determinable implicit rate. For these contracts, our estimated incremental borrowing rate is based on information available at the inception of the lease.
Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet. Lease expense for these leases is recognized on a straight-line basis over the term of the lease.
The components of lease expense were as follows:

For the three months ended
March 31, 2019
Operating lease expense	$1.2

Finance lease expense
Amortization of right-of-use assets	$1.0
Interest on lease liabilities	0.1
Total finance lease expense	$1.1

Short term lease expense	$0.6
Supplemental cash flow information related to leases was as follows:

For the three months ended
March 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$(1.2)
Operating cash flows from finance leases	(0.1)
Financing cash flows from finance leases	(1.0)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.4
Finance leases	0.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases
Operating lease right-of-use assets (a)	$12.3

Current operating lease liabilities	$4.3
Long-term operating lease liabilities (a)	8.8
Total operating lease liabilities (a)	$13.1

Finance leases
Finance lease right-of-use asset, gross	$17.4
Finance lease right-of-use asset, accumulated amortization	(8.2)
Finance lease right-of-use asset, net (a)	$9.2

Current finance lease liabilities (a)	$3.8
Long-term finance lease liabilities (a)	5.5
Total finance lease liabilities	$9.3

Weighted average remaining lease term
Operating leases	3.7 years
Finance leases	3.4 years

Weighted average discount rate
Operating leases	5.8%
Finance leases	2.4%
(a) Operating and finance lease right-of-use assets are included in “Other long-term assets” in the Consolidated Balance Sheet. Current operating and finance lease obligations are included in “Accrued liabilities” in the Consolidated Balance Sheet. Long-term operating and finance lease obligations are included in “Other long-term liabilities” in the Consolidated Balance Sheet.
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period ending December 31,
2019 (excluding the three months ended March 31, 2019)	$3.7	$3.3
2020	4.3	3.2
2021	3.1	1.4
2022	1.3	0.7
2023	1.2	0.5
Thereafter	0.8	0.6
Total lease payments	14.4	9.7
Less imputed interest	(1.3)	(0.4)
Total	$13.1	$9.3
As of March 31, 2019, we have an additional finance lease that has not yet commenced. This finance lease is expected to commence in the second quarter of 2019 at which time we expect to record an additional right-of-use asset and finance lease liability of approximately $15.0.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

14. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is expected to close within fifteen months from the date of the definitive agreement, subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated on the expected timing or at all.
15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and the Guarantor Subsidiaries are guarantors of the indebtedness under the 2023 Junior Priority Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 2023 Junior Priority Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 2023 Junior Priority Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the Term Loan Facility. The condensed consolidating balance sheets are presented as of March 31, 2019 and December 31, 2018. The condensed consolidating statements of comprehensive (loss) income are presented for the three months ended March 31, 2019 and 2018. The condensed consolidating statements of cash flows are presented for the three months ended March 31, 2019 and 2018.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of March 31, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$20.6	$—	$60.5	$(1.3)	$79.8
Accounts receivable, net	—	—	194.0	220.0	—	414.0
Inventories	—	—	430.9	331.8	—	762.7
Prepaid expenses and other current assets	—	5.3	12.0	19.7	—	37.0
Intercompany receivables	—	794.6	375.4	34.6	(1,204.6)	—
Total Current Assets	—	820.5	1,012.3	666.6	(1,205.9)	1,293.5
Property, plant and equipment, net	—	1.0	846.0	523.9	—	1,370.9
Intangible assets, net	—	—	16.1	15.9	—	32.0
Deferred income taxes	—	—	—	60.2	—	60.2
Other long-term assets	—	13.6	8.3	38.6	—	60.5
Investments in subsidiaries	(31.2)	1,365.5	4.8	—	(1,339.1)	—
Total Assets	$(31.2)	$2,200.6	$1,887.5	$1,305.2	$(2,545.0)	$2,817.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$5.0	$172.0	$176.5	$(1.3)	$352.2
Accrued liabilities		30.5	54.1	88.9	—	173.5
Current portion of long-term debt	—	11.0	—	12.5	—	23.5
Intercompany payables	32.0	371.1	756.2	45.3	(1,204.6)	—
Total Current Liabilities	32.0	417.6	982.3	323.2	(1,205.9)	549.2
Long-term debt	—	1,805.4	—	211.6	—	2,017.0
Deferred revenue	—	—	61.6	—	—	61.6
Deferred income taxes	—	—	—	3.3	—	3.3
Accrued pension benefits	—	—	43.9	116.7	—	160.6
Accrued postretirement benefits	—	—	29.3	—	—	29.3
Other long-term liabilities	—	8.8	16.7	33.8	—	59.3
Total Long-Term Liabilities	—	1,814.2	151.5	365.4	—	2,331.1
Total equity	(63.2)	(31.2)	753.7	616.6	(1,339.1)	(63.2)
Total Liabilities and Equity	$(31.2)	$2,200.6	$1,887.5	$1,305.2	$(2,545.0)	$2,817.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$32.5	$—	$76.8	$(0.7)	$108.6
Accounts receivable, net	—	—	133.5	175.3	—	308.8
Inventories	—	—	427.9	345.0	—	772.9
Prepaid expenses and other current assets	—	3.3	12.0	47.4	—	62.7
Intercompany receivables	—	628.1	333.6	17.5	(979.2)	—
Total Current Assets	—	663.9	907.0	662.0	(979.9)	1,253.0
Property, plant and equipment, net	—	0.9	860.9	533.2	—	1,395.0
Intangible assets, net	—	—	16.6	15.9	—	32.5
Deferred income taxes	—	—	—	60.2	—	60.2
Other long-term assets	—	8.0	3.9	26.8	—	38.7
Investments in subsidiaries	4.8	1,395.9	4.4	—	(1,405.1)	—
Total Assets	$4.8	$2,068.7	$1,792.8	$1,298.1	$(2,385.0)	$2,779.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$5.9	$199.4	$170.2	$(0.7)	$374.8
Accrued liabilities		54.0	64.1	80.0	—	198.1
Current portion of long-term debt	—	11.0	1.0	9.9	—	21.9
Intercompany payables	31.9	308.0	589.2	50.1	(979.2)	—
Total Current Liabilities	31.9	378.9	853.7	310.2	(979.9)	594.8
Long-term debt	—	1,681.4	0.5	224.5	—	1,906.4
Deferred revenue	—	—	65.0	—	—	65.0
Deferred income taxes	—	—	0.1	0.8	—	0.9
Accrued pension benefits	—	—	44.9	118.8	—	163.7
Accrued postretirement benefits	—	—	29.6	—	—	29.6
Other long-term liabilities	—	3.6	14.9	27.6	—	46.1
Total Long-Term Liabilities	—	1,685.0	155.0	371.7	—	2,211.7
Total equity	(27.1)	4.8	784.1	616.2	(1,405.1)	(27.1)
Total Liabilities and Equity	$4.8	$2,068.7	$1,792.8	$1,298.1	$(2,385.0)	$2,779.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$490.0	$392.2	$(5.2)	$877.0
Cost of sales	—	—	460.8	343.4	(5.2)	799.0
Gross profit	—	—	29.2	48.8	—	78.0
Selling, general and administrative expenses	—	13.9	16.8	21.5	—	52.2
Restructuring charges	—	—	0.8	0.2	—	1.0
Losses on derivative financial instruments	—	—	4.2	2.5	—	6.7
Other operating expense (income), net	—	—	0.6	(0.1)	—	0.5
Operating (loss) income	—	(13.9)	6.8	24.7	—	17.6
Interest expense, net	—	1.2	30.8	7.3	—	39.3
Other (income) expense, net	—	(9.4)	8.4	1.2	—	0.2
Equity in net loss (earnings) of affiliates	33.4	27.7	(0.6)	—	(60.5)	—
(Loss) income before income taxes	(33.4)	(33.4)	(31.8)	16.2	60.5	(21.9)
(Benefit from) provision for income taxes	—	—	(0.3)	11.8		11.5
Net (loss) income	$(33.4)	$(33.4)	$(31.5)	$4.4	$60.5	$(33.4)

Comprehensive (loss) income	$(36.1)	$(36.1)	$(30.8)	$1.0	$65.9	$(36.1)

	For the three months ended March 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$414.6	$396.7	$(9.0)	$802.3
Cost of sales	—	—	390.4	358.4	(9.0)	739.8
Gross profit	—	—	24.2	38.3	—	62.5
Selling, general and administrative expenses	—	9.0	17.4	24.2	—	50.6
Restructuring charges	—	—	0.7	0.2		0.9
Gains on derivative financial instruments	—	—	(22.8)	(11.1)	—	(33.9)
Other operating expense, net	—	—	0.7	—	—	0.7
Operating (loss) income	—	(9.0)	28.2	25.0	—	44.2
Interest expense, net	—	—	26.3	7.5	—	33.8
Other (income) expense, net	—	(3.7)	2.7	1.4	—	0.4
Equity in net earnings of affiliates	(4.6)	(9.9)	(0.7)	—	15.2	—
Income (loss) before income taxes	4.6	4.6	(0.1)	16.1	(15.2)	10.0
Provision for income taxes	—	—	0.2	5.2	—	5.4
Net income (loss)	$4.6	$4.6	$(0.3)	$10.9	$(15.2)	$4.6

Comprehensive income	$25.1	$25.1	$1.1	$30.1	$(56.3)	$25.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$—	$(133.8)	$22.6	$(0.5)	$(0.8)	$(112.5)
Investing activities
Payments for property, plant and equipment	—	(0.3)	(22.3)	(11.1)	—	(33.7)
Other	—	—	(0.1)	0.1	—	—
Net cash used by investing activities	—	(0.3)	(22.4)	(11.0)	—	(33.7)
Financing activities
Proceeds from the revolving credit facilities	—	125.0	—	11.3	—	136.3
Payments on the revolving credit facilities	—	—	—	(11.3)	—	(11.3)
Payments on term loans	—	(2.8)	—	—	—	(2.8)
Payments on other long-term debt and finance leases	—	—	(0.2)	(4.3)	—	(4.5)
Dividends paid	—	—	—	(0.2)	0.2	—
Net cash provided (used) by financing activities	—	122.2	(0.2)	(4.5)	0.2	117.7
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	(0.1)	—	(0.1)
Net decrease in cash, cash equivalents and restricted cash	—	(11.9)	—	(16.1)	(0.6)	(28.6)
Cash, cash equivalents and restricted cash at beginning of period	—	32.5	—	83.8	(0.7)	115.6
Cash, cash equivalents and restricted cash at end of period	$—	$20.6	$—	$67.7	$(1.3)	$87.0

Cash and cash equivalents	$—	$20.6	$—	$60.5	$(1.3)	$79.8
Restricted cash (included in “Other current assets”)	—	—	—	7.2	—	7.2
Cash, cash equivalents and restricted cash	$—	$20.6	$—	$67.7	$(1.3)	$87.0

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended March 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$0.1	$(2.9)	$6.9	$2.5	$(41.5)	$(34.9)
Investing activities
Payments for property, plant and equipment	—	—	(17.8)	(12.3)	—	(30.1)
Disbursements of intercompany loans	—	—	—	(25.0)	25.0	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(13.2)	—	—	13.2	—
Return of investments in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(0.3)	0.1	—	(0.2)
Net cash (used) provided by investing activities	—	(13.2)	(18.0)	2.3	(1.4)	(30.3)
Financing activities
Proceeds from revolving credit facilities	—	80.0	—	53.9	—	133.9
Payments on revolving credit facilities	—	(55.0)	—	(35.0)	—	(90.0)
Payments on other long-term debt	—	—	(0.3)	(3.5)	—	(3.8)
Proceeds from intercompany loans	—	25.0	—	—	(25.0)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.2	—	(13.2)	—
Dividends paid	—	—	(2.0)	(39.6)	41.6	—
Other	(0.1)	—	0.2	(0.1)	—	—
Net cash (used) provided by financing activities	(0.1)	10.5	11.1	(24.3)	42.9	40.1
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	1.9	—	1.9
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(5.6)	—	(17.6)	—	(23.2)
Cash, cash equivalents and restricted cash at beginning of period	—	40.3	—	69.7	(2.0)	108.0
Cash, cash equivalents and restricted cash at end of period	$—	$34.7	$—	$52.1	$(2.0)	$84.8

Cash and cash equivalents	$—	$34.7	$—	$46.4	$(2.0)	79.1
Restricted cash (included in “Other current assets”)	—	—	—	5.7	—	5.7
Cash, cash equivalents and restricted cash	$—	$34.7	$—	$52.1	$(2.0)	$84.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of March 31, 2019 and December 31, 2018, our consolidated results of operations for the three months ended March 31, 2019 and 2018 and our consolidated cash flows for the three months ended March 31, 2019 and 2018.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three months ended March 31, 2019 and 2018 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the three months ended March 31, 2019 and 2018, as well as a brief discussion of our current sources of capital;

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
Potential Acquisition of Aleris Corporation
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0 million, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is expected to close within fifteen months from the date of the definitive agreement, subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated on the expected timing or at all. See the Company’s Current Report on Form 8-K filed on July 27, 2018 for a more detailed discussion of the definitive agreement and the transactions contemplated thereby, including the Merger.

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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 65% of our costs of sales for the three months ended March 31, 2019. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2019 and 2018 were $1,859 and $2,159, respectively, which represents a decrease of approximately 14%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At March 31, 2019, no cash collateral was posted. At December 31, 2018, $0.2 million of cash collateral was posted.
We refer to the estimated difference between the price of aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of realized gains and losses from our hedging activities, as “metal price lag.” The aluminum price used in the metal price lag calculation for all segments includes the regional premium. Metal price lag will, generally, increase our earnings and net income and loss before interest, taxes and depreciation and amortization (“EBITDA”) in times of rising aluminum prices and decrease our earnings and EBITDA in times of declining aluminum prices. We seek to reduce this impact through the use of derivative financial instruments. We exclude metal price lag from our determination of Adjusted EBITDA because it is not an indicator of the performance of our underlying operations. We also exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales.
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
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2019	March 31, 2018
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	127.8	119.5

Revenues	$490.0	$414.6
Hedged cost of metal	(274.1)	(244.9)
Favorable metal price lag	(6.8)	(7.4)
Commercial margin	$209.1	$162.3
Commercial margin per metric ton shipped	$1,636.7	$1,357.6

Segment income	$57.0	$41.5
Favorable metal price lag	(6.8)	(7.4)
Segment Adjusted EBITDA (1)	$50.3	$34.1
Segment Adjusted EBITDA per metric ton shipped	$393.4	$285.1

Start-up costs	$3.3	$14.5

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Europe
Our Europe segment consists of two world-class aluminum rolling mills, one in Germany and the other in Belgium, and an aluminum cast house in Germany. The segment produces aerospace plate and sheet, ABS, clad brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), heat-treated plate for engineered product applications and industrial coil and sheet. Substantially all of our Europe segment’s products are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.

Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2019	March 31, 2018
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	85.9	85.4

Revenues	$347.6	$365.1
Hedged cost of metal	(189.3)	(213.4)
Favorable metal price lag	(0.8)	(1.4)
Commercial margin	$157.5	$150.3
Commercial margin per metric ton shipped	$1,833.3	$1,760.3

Segment income	$36.6	$28.3
Favorable metal price lag	(0.8)	(1.4)
Segment Adjusted EBITDA (1)	$35.8	$26.9
Segment Adjusted EBITDA per metric ton shipped	$416.4	$315.1

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended
	March 31, 2019	March 31, 2018
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	8.7	6.4

Revenues	$44.6	$31.6
Hedged cost of metal	(23.7)	(18.5)
Unfavorable (favorable) metal price lag	0.2	(0.2)
Commercial margin	$21.1	$12.9
Commercial margin per metric ton shipped	$2,418.0	$1,997.2

Segment income	$8.4	$2.3
Unfavorable (favorable) metal price lag	0.2	(0.2)
Segment Adjusted EBITDA (1)	$8.6	$2.1
Segment Adjusted EBITDA per metric ton shipped	$990.6	$333.6

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
We estimate that segment income and Adjusted EBITDA for the second quarter of 2019 will be higher sequentially and higher than the second quarter of 2018. Factors influencing anticipated performance include:

▪	global aerospace volumes expected to increase, continuing to benefit from our new multi-year contracts;

▪	commercial shipments from North America automotive assets expected to continue to grow based on committed volumes;

▪	European automotive and heat-exchanger end-uses showing signs of softness;

▪	favorable year-over-year metal spreads and rolling margins expected in North America; and

▪	continued inflationary cost pressure expected.
We expect 2019 capital spending of approximately $120.0 million to $140.0 million excluding capitalized interest, including $33.7 million spent through the first quarter of 2019.
Results of Operations
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues for the three months ended March 31, 2019 increased $74.7 million when compared to the prior year period. A 6% increase in volumes increased revenues approximately $99.0 million. Our global automotive volumes increased approximately 81%, as increasing shipments of autobody sheet from our Lewisport facility more than offset softness in automotive demand in Europe. Our global aerospace volumes increased approximately 47%, benefiting from a return to normal demand patterns and our multi-year supply agreements. In addition, improved rolling margins increased revenues approximately $16.0 million. These increases were partially offset by the lower average price of aluminum included in our invoiced prices that decreased revenues approximately $24.0 million and a stronger average U.S. dollar that unfavorably impacted the translation of our Europe and Asia-Pacific-based revenues, decreasing revenue approximately $21.0 million.

The following table presents the estimated impact of key factors that resulted in the 9% increase in our consolidated first quarter revenues from 2018 to 2019:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(7.0)	(2)%	$(16.0)	(4)%	$(1.0)	(3)%	$(24.0)	(3)%
Commercial price	16.0	4	—	—	—	—	16.0	2
Volume / mix	66.0	16	19.0	5	14.0	44	99.0	12
Currency	—	—	(21.0)	(6)	—	—	(21.0)	(3)
Other	0.4	—	0.5	—	—	—	0.9	—
Total	$75.4	18%	$(17.5)	(5)%	$13.0	41%	$70.9	9%
Intra-entity revenues							3.8	—
Total							$74.7	9%
Gross profit for the three months ended March 31, 2019 was $78.0 million compared to $62.5 million for the three months ended March 31, 2018. Improved rolling margins and favorable metal spreads increased gross profit approximately $31.0 million, improved volumes and a favorable mix of products sold increased gross profit approximately $13.0 million and start-up expenses decreased $7.8 million as the North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018 (costs previously classified as start-up expenses continue to be incurred, however, they are now considered in the discussions of volume and productivity).
These increases were partially offset by metal price lag, which had an estimated $27.7 million unfavorable impact on gross profit for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive (Loss) Income. The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2019 and 2018:

		For the three months ended
		March 31, 2019	March 31, 2018	Change
Location in consolidated statements of comprehensive (loss) income		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(17.7)	$10.0	$(27.7)
Losses (gains) on derivative financial instruments	Realized gains (losses) on metal derivatives	25.1	(1.0)	26.1
	Favorable (unfavorable) metal price lag net of realized derivative losses	$7.4	$9.0	$(1.6)
In addition, inflation and unfavorable productivity combined to decrease gross profit approximately $11.0 million. The unfavorable productivity resulted from the ramp-up of automotive production and the higher cost structure of the Lewisport facility, as costs previously considered start-up expense are now considered within segment operating results.
Selling, general and administrative (“SG&A”) expenses were $52.2 million for the three months ended March 31, 2019 compared to $50.6 million for the three months ended March 31, 2018. The $1.6 million increase resulted from the following:

▪	a $3.7 million increase in business development and professional fees, primarily related to the Merger; and

▪
a $3.6 million increase in labor costs, primarily due to increased incentive compensation expense and costs previously considered start-up expenses being recorded within segment SG&A expense in the first quarter of 2019.

These increases were partially offset by a $5.0 million decrease in SG&A start-up costs, primarily related to labor, consulting and other expenses associated with the North America ABS Project. Many of these costs continued to be incurred but contributed to the increase in SG&A labor costs discussed above.
During the three months ended March 31, 2019 and 2018, we recorded realized gains on derivative financial instruments of $24.1 million and $0.2 million, respectively, and unrealized losses (gains) of $30.9 million and $(33.7) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $5.5 million primarily from increased debt as a result of the refinancing completed in the second quarter of 2018.
Our effective tax rates were (52.6)% and 54.0% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rates for the three months ended March 31, 2019 and 2018 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions, valuation allowances and, for the three months ended March 31, 2019, the results of an examination by a non-U.S. taxing jurisdiction.
The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31, 2019	March 31, 2018	Change	% Change
	(dollars in millions)
Revenues	$877.0	$802.3	$74.7	9%
Cost of sales	799.0	739.8	59.2	8
Gross profit	78.0	62.5	15.5	25
Gross profit as a percentage of revenues	8.9%	7.8%	1.1%	14
Selling, general and administrative expenses	52.2	50.6	1.6	3
Restructuring charges	1.0	0.9	0.1	11
Losses (gains) on derivative financial instruments	6.7	(33.9)	40.6	(120)
Other operating expense, net	0.5	0.7	(0.2)	(29)
Operating income	17.6	44.2	(26.6)	(60)
Interest expense, net	39.3	33.8	5.5	16
Other expense, net	0.2	0.4	(0.2)	(50)
(Loss) income before income taxes	(21.9)	10.0	(31.9)	(319)
Provision for income taxes	11.5	5.4	6.1	113
Net (loss) income	$(33.4)	$4.6	$(38.0)	(826)%

Total segment income	$102.0	$72.1	$29.9	41%
Depreciation and amortization	(34.6)	(34.7)	0.1	—
Other corporate general and administrative expenses	(14.9)	(11.2)	(3.7)	33
Restructuring charges	(1.0)	(0.9)	(0.1)	11
Interest expense, net	(39.3)	(33.8)	(5.5)	16
Unallocated (losses) gains on derivative financial instruments	(31.0)	33.7	(64.7)	(192)
Unallocated currency exchange gains	0.7	1.2	(0.5)	(42)
Start-up costs	(3.3)	(16.0)	12.7	(79)
Other expense, net	(0.5)	(0.4)	(0.1)	25
(Loss) income before income taxes	$(21.9)	$10.0	$(31.9)	(319)%

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	March 31, 2019	March 31, 2018	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$490.0	$414.6	$75.4	18%
Europe	347.6	365.1	(17.5)	(5)
Asia Pacific	44.6	31.6	13.0	41
Intra-entity revenues	(5.2)	(9.0)	3.8	(42)
Consolidated revenues	$877.0	$802.3	$74.7	9%

Metric tons of finished product shipped:
North America	127.8	119.5	8.3	7%
Europe	85.9	85.4	0.5	1
Asia Pacific	8.7	6.4	2.3	36
Intra-entity shipments	(1.0)	(2.0)	1.0	(50)
Total metric tons of finished product shipped	221.4	209.3	12.1	6%

North America Revenues
North America revenues for the three months ended March 31, 2019 increased $75.4 million compared to the three months ended March 31, 2018. This increase was primarily due to the following:

▪
a 7% increase in volumes increased revenues approximately $66.0 million. Automotive volumes were up significantly as shipments of autobody sheet from our Lewisport facility continue to increase and truck trailer volumes increased 25% on favorable demand. These increases were partially offset by a 34% decrease in distribution volumes, which were replaced by automotive volumes in Lewisport, and a 9% decrease in building and construction volumes as we continue to see choppiness in the housing market; and

▪	improved rolling margins increased revenues approximately $16.0 million.
These increases were partially offset by lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $7.0 million.
Europe Revenues
Europe revenues for the three months ended March 31, 2019 decreased $17.5 million compared to the three months ended March 31, 2018. This decrease was primarily due to the following:

▪	a stronger average U.S. dollar that unfavorably impacted the translation of revenues decreased revenue approximately $21.0 million; and

▪	lower aluminum prices included in the invoiced price of products sold decreased revenues approximately $16.0 million.
These decreases were partially offset by an improved mix of products sold that increased revenues approximately $19.0 million. The favorable product mix resulted primarily from a 28% increase in aerospace volumes, as well as an improved mix of aerospace products sold. The increase in aerospace volumes more than offset 10% and 2% decreases in heat exchanger and automotive volumes, respectively, where we have seen some weakness in demand.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended March 31, 2019 increased $13.0 million compared to the three months ended March 31, 2018. This increase was primarily due to an improved mix of products sold, resulting from a 128% increase in aerospace shipments, that increased revenues approximately $14.0 million. This increase was partially offset by lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $1.0 million.

Segment Income and Gross Profit
For the three months ended March 31, 2019 and 2018, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	March 31, 2019	March 31, 2018	Change	% Change
Segment income:	(dollars in millions)
North America	$57.0	$41.5	$15.5	37%
Europe	36.6	28.3	8.3	29
Asia Pacific	8.4	2.3	6.1	265
Total segment income	102.0	72.1	29.9	41
Items excluded from segment income and included in gross profit:
Depreciation and amortization	(32.1)	(31.8)	(0.3)	1
Start-up costs	(2.9)	(10.6)	7.7	(73)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	34.7	31.1	3.6	12
Realized gains on derivative financial instruments	(24.2)	(0.2)	(24.0)	*
Other	0.5	1.9	(1.4)	(74)
Gross profit	$78.0	$62.5	$15.5	25%

* Result is not meaningful
North America Segment Income
North America segment income for the three months ended March 31, 2019 increased $15.5 million compared to the three months ended March 31, 2018. The increase was primarily due to improved rolling margins, favorable metal spreads and scrap availability that increased segment income approximately $30.0 million.
This increase was partially offset by:

▪
the absorption of costs that were previously considered start-up costs impacted segment income approximately $11.2 million compared to the prior year period, and more than offset productivity in our continuous cast operations. Net productivity and inflation, primarily in wages, combined to decrease segment income approximately $10.0 million; and

▪
an unfavorable year-over-year change in absorption of approximately $6.0 million more than offset the higher volumes and decreased segment income approximately $4.0 million. The prior year period’s results benefited from an inventory build at our Lewisport facility as part of the automotive ramp-up which led to improved manufacturing cost absorption. As inventory levels have normalized, we did not recognize such favorable absorption in the current year period.

Europe Segment Income
Europe segment income for the three months ended March 31, 2019 increased $8.3 million compared to the three months ended March 31, 2018. The increase was primarily due to the following:

▪	an improved mix of products sold increased segment income approximately $9.0 million; and

▪	a stronger U.S. dollar had a favorable impact on margins and the translation of U.S. denominated working capital balances, increasing segment income approximately $3.0 million.
These increases were partially offset by cost inflation, primarily wages, that decreased segment income approximately $3.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended March 31, 2019 increased $6.1 million compared to the three months ended March 31, 2018. This increase was primarily due to an improved mix of products sold, resulting from a 128%

increase in aerospace shipments, that increased segment Adjusted EBITDA approximately $5.0 million and the net impact of currency changes that increased segment Adjusted EBITDA approximately $1.0 million
Liquidity and Capital Resources
Liquidity at March 31, 2019 was $384.4 million, which consisted of $297.4 million of availability under the ABL Facility (as defined below), $79.8 million of cash and $7.2 million of cash restricted for payments of the China Loan Facility. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices.
Based on our current and anticipated levels of operations and the condition in the industries we serve, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the covenants under our indebtedness, including borrowing base limitations under the ABL Facility and debt incurrence restrictions in our debt agreements, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, our ability to access the capital and credit markets, the state of the overall industry and financial and economic conditions and other factors, including those described under Item 1A. – “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Any future investments, acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
We will need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms on or before maturity or on commercially reasonable terms at all.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	For the three months ended
	March 31, 2019	March 31, 2018
Net cash (used) provided by:	(in millions)
Operating activities	$(112.5)	$(34.9)
Investing activities	(33.7)	(30.3)
Financing activities	117.7	40.1
Cash Flows from Operating Activities
Cash flows used by operating activities were $112.5 million for the three months ended March 31, 2019, which resulted from $35.8 million of cash from earnings and a $148.3 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included an increase of $108.4 million in accounts receivable and decreases of $32.0 million and $9.8 million in accrued and other liabilities and accounts payable, respectively. These changes were partially offset by a $5.8 million decrease in inventory. The increase in accounts receivable was due primarily to increased seasonal sales volume. While our average days sales outstanding (“DSO”) for the twelve months ended March 31, 2019 remained consistent with the average DSO for the year ended December 31, 2018, the revenues in the month of March 2019 were approximately $89.3 million higher than the month of December 2018, leading to an increase in accounts receivable. The decrease in accrued liabilities was primarily attributable to interest payments during the quarter and the payment of incentive compensation accrued at year-end. Our average days payables outstanding (“DPO”) for the twelve months ended March 31, 2019 remained consistent with the average DPO for the year ended December 31, 2018. Our average days inventory outstanding (“DIO”) for the twelve months ended March 31, 2019 remained consistent with the average DIO for the year ended December 31, 2018.
Cash flows used by operating activities were $34.9 million for the three months ended March 31, 2018, which resulted from $7.8 million of cash from earnings and a $42.7 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $84.4 million, $60.9 million, $18.4 million, $44.9 million and $76.1 million in accounts receivable, inventory, other assets, accounts payable and accrued and other liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume and higher aluminum prices. While our average DSO for the twelve months ended March 31, 2018 remained consistent with the average DSO for the year ended December 31, 2017, revenues in the month of March 2017 were approximately $98.9 million higher than the month of December 2017, leading to an increase in accounts receivable. Our average DPO for the twelve months ended March 31, 2018 remained consistent with the average DPO for the year ended December 31, 2017. The increase in other assets is due to a $20.0 million receivable recorded for the final capacity reservation fee that was received in April 2018. The increase in inventory was primarily due to the seasonal build of inventory as well as an increase in aluminum prices, partially offset by the working capital optimization efforts in Europe. Our average DIO for the twelve months ended March 31, 2018 remained consistent with the average DIO for the year ended December 31, 2017. The increase in accrued and other liabilities was primarily due to $60.0 million of deferred revenue associated with the capacity reservation fees recorded in the first quarter of 2018 and increased accrued interest.
Cash Flows from Investing Activities
Cash flows used by investing activities were $33.7 million for the three months ended March 31, 2019, primarily related to capital expenditures.
Cash flows used by investing activities were $30.3 million for the three months ended March 31, 2018, and included $30.1 million of capital expenditures.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $117.7 million for the three months ended March 31, 2019, which resulted from an additional $125.0 million of net borrowings under the ABL Facility, partially offset by $3.5 million of scheduled repayment on the Zhenjiang Term Loans and a $2.8 million scheduled repayment of the Term Loan Facility.
Cash flows provided by financing activities were $40.1 million for the three months ended March 31, 2018, which resulted from net cash borrowings of $43.9 million against the ABL Facility, partially offset by $2.8 million of scheduled repayment on the Zhenjiang Term Loans.
Description of Indebtedness
On June 25, 2018, Aleris International completed debt refinancing transactions, pursuant to which Aleris International (i) raised $1,500.0 million in new debt financing, consisting of (A) a new senior secured first lien term loan in an aggregate principal amount of $1,100.0 million (the “Term Loan Facility”) and (B) $400.0 million aggregate principal amount of newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”), (ii) amended its existing ABL Facility (the “ABL Amendment”), and (iii) used the net proceeds of the new debt financing to (A) redeem all of its Prior Notes (as defined below), (B) repay a portion of its outstanding borrowings under the ABL Facility and (C) pay related fees and expenses.
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of March 31, 2019.
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
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantor Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of March 31, 2019.
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
As of March 31, 2019, we estimate that the borrowing base would have supported borrowings of up to $699.5 million. We had outstanding borrowings of $377.3 million under the ABL Facility as of March 31, 2019. After giving effect to outstanding borrowings and letters of credit, Aleris International had $297.4 million available for borrowing under the ABL Facility.
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of March 31, 2019.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $29.0 million U.S. dollar term loan facility, an RMB 860.5 million (or equivalent to approximately $128.2 million as of March 31, 2019) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $61.1 million as of March 31, 2019) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2019. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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
Our EBITDA calculations represent net income and loss before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, unrealized gains and losses on derivative financial instruments, restructuring charges, currency exchange gains and losses on debt, stock-based compensation expense, start-up costs, loss on extinguishment of debt and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the credit agreement governing the Term Loan Facility and the indenture governing the 2023 Junior Priority Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA and commercial margin (collectively, the “Non-GAAP Measures”), as we use them may not be comparable to similarly titled measures used by other companies. We calculate the Non-GAAP Measures by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, the Non-GAAP Measures are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use the Non-GAAP Measures in addition to, and not as an alternative for, net income and loss, operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flow from operating activities as a measure of our liquidity. The Non-GAAP Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

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
For the three months ended March 31, 2019 and 2018, our reconciliation of Adjusted EBITDA to net loss and net cash used by operating activities is presented below.

	For the three months ended
	March 31, 2019	March 31, 2018
	(in millions)
Adjusted EBITDA	$84.7	$53.6
Unrealized (losses) gains on derivative financial instruments	(30.9)	33.7
Restructuring charges	(1.0)	(0.9)
Unallocated currency exchange gains on debt	0.7	1.1
Stock-based compensation expense	—	(0.3)
Start-up costs	(3.3)	(16.0)
Favorable metal price lag	7.4	9.0
Other	(5.6)	(1.7)
EBITDA	52.0	78.5
Interest expense, net	(39.3)	(33.8)
Provision for income taxes	(11.5)	(5.4)
Depreciation and amortization	(34.6)	(34.7)
Net (loss) income	(33.4)	4.6
Depreciation and amortization	34.6	34.7
Provision for deferred income taxes	2.2	1.6
Stock-based compensation expense	—	0.3
Unrealized losses (gains) on derivative financial instruments	30.8	(33.7)
Amortization of debt issuance costs	2.3	0.7
Other	(0.7)	(0.4)
Change in operating assets and liabilities:
Change in accounts receivable	(108.4)	(84.4)
Change in inventories	5.8	(60.9)
Change in other assets	(3.9)	(18.4)
Change in accounts payable	(9.8)	44.9
Change in accrued and other liabilities	(32.0)	76.1
Net cash used by operating activities	$(112.5)	$(34.9)

For the three months ended March 31, 2019 and 2018, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
	(in millions)
Revenues	$877.0	$802.3
Hedged cost of metal	(481.9)	(467.9)
Favorable metal price lag	(7.4)	(9.0)
Commercial margin	$387.7	$325.4
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
A summary of our significant accounting policies and estimates is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 for the year ended December 31, 2018. Also see Note 13, “Leases” to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for a discussion of the Company’s updated accounting policies on leases subsequent to the adoption of ASC 842, “Leases.”
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at March 31, 2019.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements contained in this report that are not historical in nature are considered to be forward-looking statements. They include statements regarding the Merger and our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Statements regarding future costs and prices of commodities, production volumes, industry trends, anticipated cost savings, anticipated benefits from new products, facilities, acquisitions or divestitures, projected results of operations, achievement of production efficiencies, capacity expansions, future prices and demand for our products and estimated cash flows and sufficiency of cash flows to fund operations, capital expenditures and debt obligations, as well as statements regarding trade cases, tariffs and other future governmental actions, are forward-looking statements. The words “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “look forward to,” “intend” and similar expressions are intended to identify forward-looking statements.
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
Available Information
We make available on or through our website (www.aleris.com) our reports on Forms 10-K, 10-Q and 8-K, and amendments thereto, as soon as reasonably practicable after we electronically file (or furnish, as applicable) such material with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at www.sec.gov. We use our investor website (investor.aleris.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings, and public conference calls and webcasts. None of the websites referenced in this quarterly report on Form 10-Q or the information contained therein is incorporated herein by reference.

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
As of March 31, 2019, we had 157.0 thousand metric tons and 298.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2018, we had 165.0 thousand metric tons and 293.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2019 and December 31, 2018, we had 3.2 trillion and 4.6 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of March 31, 2019 and December 31, 2018, we had 3.3 million and 4.3 million gallons of diesel fuel swap contracts outstanding, respectively.
Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of March 31, 2019 and December 31, 2018, we had euro forward contracts covering a notional amount of €67.1 million and €77.6 million, respectively.
Interest Rate Risks
As of March 31, 2019, approximately 79% of our debt obligations had variable interest rates. We are subject to interest rate risk related to the Term Loan Facility, the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2019, Aleris International had $1,091.8 million and $377.3 million of borrowings under the Term Loan Facility and the ABL Facility, respectively, and Aleris Zhenjiang had $157.2 million of borrowings under the Zhenjiang Term Loans. In the third quarter of 2018, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 million of the Term Loan Facility for the period of October 31, 2018 through June 28, 2019, thus significantly offsetting our exposure to changes in interest rates. We estimate that if the market interest rates would have increased by 10%, our interest expense for the three months ended March 31, 2019 would have increased by approximately $0.8 million, excluding the impact of any interest rate derivative instruments.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2019 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2019:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(2.9)	$(28.2)
Energy	0.2	(1.9)
Currency	(5.6)	(6.0)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 12, “Derivative and Other Financial Instruments,” to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2019, we implemented ASC 842, “Leases.” With the implementation we made changes to our processes related to lease accounting and the control activities within them. These included the development of new policies, new training, ongoing contract review requirements and gathering information provided for disclosures.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors included in the Risk Factors section in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

ALERIS CORPORATION

Date:	May 8, 2019	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)