Form 10-Q
period 2019-06-30
Aleris Corp
filed 2019-08-07
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☑
(Note: Registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 and 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.)
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 32,380,867 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2019.

ALERIS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in millions, except share and per share data)

ASSETS	June 30, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$77.2	$108.6
Accounts receivable, net	394.9	308.8
Inventories	763.0	772.9
Prepaid expenses and other current assets	39.9	62.7
Total Current Assets	1,275.0	1,253.0
Property, plant and equipment, net	1,354.4	1,395.0
Intangible assets, net	31.5	32.5
Deferred income taxes	60.2	60.2
Other long-term assets	74.4	38.7
Total Assets	$2,795.5	$2,779.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$323.9	$374.8
Accrued liabilities	192.0	198.1
Current portion of long-term debt	67.9	21.9
Total Current Liabilities	583.8	594.8
Long-term debt	1,917.1	1,906.4
Deferred revenue	58.3	65.0
Deferred income taxes	6.9	0.9
Accrued pension benefits	161.7	163.7
Accrued postretirement benefits	29.1	29.6
Other long-term liabilities	72.4	46.1
Total Long-Term Liabilities	2,245.5	2,211.7
Stockholders’ Equity
Common stock; par value $.01; 45,000,000 shares authorized; 32,380,867 shares issued at June 30, 2019 and December 31, 2018	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	434.3	431.8
Retained deficit	(301.0)	(292.2)
Accumulated other comprehensive loss	(167.4)	(167.0)
Total Equity	(33.8)	(27.1)
Total Liabilities and Equity	$2,795.5	$2,779.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$916.7	$930.6	$1,793.7	$1,732.9
Cost of sales	806.1	829.2	1,605.0	1,569.0
Gross profit	110.6	101.4	188.7	163.9
Selling, general and administrative expenses	53.5	49.9	105.7	100.5
Restructuring charges	0.6	0.9	1.6	1.9
(Gains) losses on derivative financial instruments	(18.6)	21.3	(11.8)	(12.7)
Other operating expense, net	0.3	0.3	0.8	1.0
Operating income	74.8	29.0	92.4	73.2
Interest expense, net	40.6	34.7	79.8	68.5
Debt extinguishment costs	—	48.9	—	48.9
Other expense (income), net	2.2	(11.6)	2.5	(11.2)
Income (loss) before income taxes	32.0	(43.0)	10.1	(33.0)
Provision for income taxes	7.4	3.9	18.9	9.3
Net income (loss)	$24.6	$(46.9)	$(8.8)	$(42.3)

Comprehensive income (loss)	$26.9	$(77.5)	$(9.2)	$(52.4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the six months ended
	June 30, 2019	June 30, 2018
Operating activities
Net loss	$(8.8)	$(42.3)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	69.7	68.8
Provision for deferred income taxes	5.2	1.8
Stock-based compensation expense	2.5	0.7
Unrealized losses (gains) on derivative financial instruments	18.9	(13.5)
Amortization of debt issuance costs	4.6	1.3
Loss on extinguishment of debt	—	48.9
Non-cash gain	—	(11.1)
Other	0.7	2.3
Changes in operating assets and liabilities:
Change in accounts receivable	(87.6)	(134.5)
Change in inventories	7.9	(104.0)
Change in other assets	0.9	1.6
Change in accounts payable	(40.3)	41.7
Change in accrued and other liabilities	(13.2)	31.4
Net cash used by operating activities	(39.5)	(106.9)
Investing activities
Payments for property, plant and equipment	(53.7)	(51.5)
Other	(0.2)	—
Net cash used by investing activities	(53.9)	(51.5)
Financing activities
Proceeds from revolving credit facilities	136.3	220.3
Payments on revolving credit facilities	(63.8)	(272.7)
Proceeds from notes and term loans, net of discounts	—	1,483.0
Payments on term loan and notes, including premiums	(5.5)	(1,286.7)
Net payments on other long-term debt and finance leases	(5.8)	(5.8)
Debt issuance costs	—	(18.4)
Net cash provided by financing activities	61.2	119.7
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(0.1)	(0.7)
Net decrease in cash, cash equivalents and restricted cash	(32.3)	(39.4)
Cash, cash equivalents and restricted cash at beginning of period	115.6	108.0
Cash, cash equivalents and restricted cash at end of period	$83.3	$68.6

Cash and cash equivalents	$77.2	$65.9
Restricted cash (included in “Prepaid expenses and other current assets”)	6.1	2.7
Cash, cash equivalents and restricted cash	$83.3	$68.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total Equity
Balance at January 1, 2018	$0.3	$436.3	$(203.4)	$(140.5)	$92.7
Net loss	—	—	(42.3)	—	(42.3)
Other comprehensive loss	—	—	—	(10.1)	(10.1)
Dividend	—	(11.3)	—	—	(11.3)
Stock-based compensation activity	—	0.6	—	—	0.6
Adoption of accounting standard	—	—	2.8	—	2.8
Balance at June 30, 2018	$0.3	$425.6	$(242.9)	$(150.6)	$32.4

Balance at January 1, 2019	$0.3	$431.8	$(292.2)	$(167.0)	$(27.1)
Net loss	—	—	(8.8)	—	(8.8)
Other comprehensive loss	—	—	—	(0.4)	(0.4)
Stock-based compensation activity	—	2.5	—	—	2.5
Balance at June 30, 2019	$0.3	$434.3	$(301.0)	$(167.4)	$(33.8)

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
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
We generate substantially all of our revenue from the manufacture and shipment of aluminum products to our customers. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Revenue is recognized when obligations under the terms of a contract (as defined by Accounting Standards Codification (“ASC”) 606) with our customer are satisfied, which occurs at a point in time when control of the product transfers to the customer. Control may transfer to the customer at various points in the delivery process. In North America, most revenue is recognized at the point of shipment. In Europe and China, the timing of revenue recognition varies depending on individual customer arrangements, and may include point of shipment, delivery to port, final delivery to customer or another point in the delivery process.

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
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

	For the three months ended June 30, 2019
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$87.6	$31.3	$(0.3)	$118.6
Automotive	115.7	80.8	—	(2.7)	193.8
Heat exchanger	—	58.3	—	(0.3)	58.0
Building and construction	212.6	25.5	—	—	238.1
Truck trailer	70.9	6.8	—	—	77.7
Distribution	92.1	21.0	9.2	—	122.3
Regional plate and sheet	—	40.6	—	—	40.6
Other	49.3	16.3	2.0	—	67.6
	$540.6	$336.9	$42.5	$(3.3)	$916.7

	For the three months ended June 30, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$71.9	$24.0	$—	$95.9
Automotive	32.1	105.4	—	(6.9)	130.6
Heat exchanger	—	72.2	—	—	72.2
Building and construction	237.6	—	—	—	237.6
Truck trailer	52.7	—	—	—	52.7
Distribution	144.9	—	17.8	(0.5)	162.2
Regional plate and sheet	—	106.3	—	—	106.3
Other	57.5	15.0	0.6	—	73.1
	$524.8	$370.8	$42.4	$(7.4)	$930.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2019
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$177.4	$64.0	$(0.3)	$241.1
Automotive	240.3	176.0	—	(7.9)	408.4
Heat exchanger	—	113.1	—	(0.3)	112.8
Building and construction	390.4	53.2	—	—	443.6
Truck trailer	133.1	14.2	—	—	147.3
Distribution	170.4	42.8	20.0	—	233.2
Regional plate and sheet	—	83.2	—	—	83.2
Other	96.5	24.6	3.0	—	124.1
	$1,030.7	$684.5	$87.0	$(8.5)	$1,793.7

	For the six months ended June 30, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$142.7	$38.8	$—	$181.5
Automotive	58.9	206.8	—	(15.9)	249.8
Heat exchanger	—	138.2	—	—	138.2
Building and construction	426.9	—	—	—	426.9
Truck trailer	96.4	—	—	—	96.4
Distribution	251.8	—	33.6	(0.5)	284.9
Regional plate and sheet	—	215.4	—	—	215.4
Other	105.4	32.8	1.6	—	139.8
	$939.4	$735.9	$74.0	$(16.4)	$1,732.9
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
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	Total Deferred Revenue
Deferred revenue at January 1, 2019	$81.9	(a)
Payments received	6.7
Revenue recognized	(14.5)
Currency and other	0.1
Deferred revenue at June 30, 2019	$74.2	(a)
(a) Deferred revenue is included in “Deferred revenue” and “Accrued liabilities” in the Consolidated Balance Sheet.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

3. INVENTORIES
The components of our “Inventories” as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Raw materials	$288.9	$283.8
Work in process	291.4	284.5
Finished goods	145.3	169.1
Supplies	37.4	35.5
Total inventories	$763.0	$772.9
4. LONG-TERM DEBT
Our debt as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
ABL Facility	$325.5	$253.7
First Lien Term Loan due 2023 ("Term Loan Facility"), net of discount and deferred issuance costs of $21.5 and $24.3 at June 30, 2019 and December 31, 2018, respectively	1,067.5	1,070.2
10.75% Senior Secured Junior Priority Notes due 2023 ("2023 Junior Priority Notes"), net of discount and deferred issuance costs of $6.7 and $7.5 at June 30, 2019 and December 31, 2018, respectively	393.3	392.5
Exchangeable Notes, net of discount of $0.1 and $0.2 at June 30, 2019 and December 31, 2018, respectively	44.7	44.6
Zhenjiang Term Loans, net of discount of $0.4 at June 30, 2019 and December 31, 2018	154.0	157.2
Other	—	10.1
Total debt	1,985.0	1,928.3
Less: Current portion of long-term debt	67.9	21.9
Total long-term debt	$1,917.1	$1,906.4
The Exchangeable Notes mature in June of 2020, and have been included in “Current portion of long-term debt” in the Consolidated Balance Sheet as of June 30, 2019.
Restricted cash
At June 30, 2019 and December 31, 2018, respectively, $6.1 and $7.0 of cash was restricted for payments of the Zhenjiang Term Loans, all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.
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
Our reserves for environmental remediation liabilities totaled $25.1 and $25.6 at June 30, 2019 and December 31, 2018, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2019 and December 31, 2018, $11.4 and $11.9, respectively, are subject to indemnification by third parties.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the retirement of certain assets. Our total asset retirement obligations were $6.8 at June 30, 2019 and December 31, 2018. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
6. STOCKHOLDERS’ EQUITY
The following table shows changes in the number of our issued and outstanding shares of common stock:

	For the six months ended
Issued and outstanding shares of common stock	June 30, 2019	June 30, 2018
Balance at the beginning of the period	32,380,867	32,001,318
Issuance associated with vested restricted stock units	—	218,210
Balance at the end of the period	32,380,867	32,219,528
7. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2019:

	Currency translation	Pension and other postretirement	Total
Balance at January 1, 2019	$(93.3)	$(73.7)	$(167.0)
Current period currency translation adjustments	(2.7)	0.4	(2.3)
Amortization of net actuarial losses and prior service costs, net of tax	—	1.9	1.9
Balance at June 30, 2019	$(96.0)	$(71.4)	$(167.4)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

A summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2019 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service costs (recorded in “Other operating expense, net”)	$(2.2)
Deferred tax benefit on pension and other postretirement liability adjustments	0.3
Losses reclassified into earnings, net of tax	$(1.9)
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Reportable Segment Information
The following table shows our revenues and segment income for our reportable segments for the periods presented in our Consolidated Statements of Comprehensive Income (Loss):

Three months ended June 30, 2019	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$540.6	$333.6	$42.5		$916.7
Intra-entity revenues	—	3.3	—	$(3.3)	—
Total revenues	$540.6	$336.9	$42.5	$(3.3)	$916.7
Segment income	$74.4	$33.1	$9.3		$116.8

Three months ended June 30, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$524.8	$363.9	$41.9		$930.6
Intra-entity revenues	—	6.9	0.5	$(7.4)	—
Total revenues	$524.8	$370.8	$42.4	$(7.4)	$930.6
Segment income	$71.6	$42.3	$6.7		$120.6

Six months ended June 30, 2019	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$1,030.7	$676.0	$87.0		$1,793.7
Intra-entity revenues	—	8.5	—	$(8.5)	—
Total revenues	$1,030.7	$684.5	$87.0	$(8.5)	$1,793.7
Segment income	$131.5	$69.7	$17.7		$218.9

Six months ended June 30, 2018	North America	Europe	Asia Pacific	Intra-entity Revenues	Total
Revenues to external customers	$939.4	$720.0	$73.5		$1,732.9
Intra-entity revenues	—	15.9	0.5	$(16.4)	—
Total revenues	$939.4	$735.9	$74.0	$(16.4)	$1,732.9
Segment income	$113.1	$70.6	$9.1		$192.8
The following table reconciles total segment income to “Income (loss) before income taxes” as reported in our Consolidated Statements of Comprehensive Income (Loss):

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total segment income	$116.8	$120.6	$218.9	$192.8
Unallocated amounts:
Depreciation and amortization	(35.1)	(34.1)	(69.7)	(68.8)
Other corporate general and administrative expenses	(16.9)	(11.5)	(31.8)	(22.7)
Restructuring charges	(0.6)	(0.9)	(1.6)	(1.9)
Interest expense, net	(40.6)	(34.7)	(79.8)	(68.5)
Unallocated gains (losses) on derivative financial instruments	11.9	(20.2)	(19.0)	13.4
Unallocated currency exchange losses	(0.7)	(2.5)	—	(1.3)
Start-up costs	(2.6)	(22.9)	(5.9)	(38.9)
Loss on extinguishment of debt	—	(48.9)	—	(48.9)
Other (expense) income, net	(0.2)	12.1	(1.0)	11.8
Income (loss) before income taxes	$32.0	$(43.0)	$10.1	$(33.0)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

The following table shows our reportable segment assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Assets
North America	$1,501.5	$1,460.0
Europe	760.3	736.4
Asia Pacific	337.5	340.2
Unallocated assets	196.2	242.8
Total consolidated assets	$2,795.5	$2,779.4
9. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the Aleris Corporation 2010 Equity Incentive Plan (as amended from time to time, the “2010 Equity Plan”). Stock options, restricted stock units and restricted shares have been granted under the 2010 Equity Plan to certain members of management of the Company and directors. All stock options granted have a life not to exceed ten years and generally vest over a period not to exceed four years. Shares of common stock are issued upon stock option exercises from available shares of common stock. The restricted stock units also vest over a period not to exceed four years. A portion of the stock options, as well as a portion of the restricted stock units, may vest upon a change in control event should the event occur prior to full vesting of these awards, depending on the amount of vesting that has already occurred at the time of the event in comparison to the change in our largest stockholders’ overall level of beneficial ownership that results from the event.
During the six months ended June 30, 2019, no stock options or restricted stock units were granted. We recorded stock-based compensation expense of $2.5 for the three and six months ended June 30, 2019, respectively, and $0.3 and $0.7 for the three and six months ended June 30, 2018, respectively.
10. INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2019 and 2018 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions, valuation allowances and, for the six months ended June 30, 2019, the results of an examination by a non-U.S. taxing jurisdiction (discussed below).
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
As of June 30, 2019, we had $9.2 of unrecognized tax benefits. $8.3 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate. We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2019, we had approximately $1.8 of accrued interest related to uncertain tax positions.
The 2009 through 2017 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009. During the first quarter of 2019, the non-U.S. taxing jurisdiction proposed certain significant adjustments to the Company’s transfer pricing tax position. The final audit report has not been received as of the end of the quarter. However, the Company expects additional tax of $5.3 along with additional interest of approximately $0.8. Both amounts were expensed in the first quarter of 2019. During the third quarter of 2018, the same jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013.
During the third quarter of 2018, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013. This examination was completed in the second quarter with no change.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

During the first quarter of 2019, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2017 and 2016 that is anticipated to be completed within twelve months of the reporting date.
11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The service cost component of net periodic benefit expense is included in “Operating income,” while all other components of net periodic benefit expense are included in “Other expense (income), net” in the Consolidated Statements of Comprehensive Income (Loss). The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$1.1	$1.1	$2.2	$2.2
Interest cost	1.6	1.4	3.2	2.9
Amortization of net actuarial losses	0.6	0.5	1.3	0.9
Amortization of prior service cost	0.1	0.1	0.1	0.1
Expected return on plan assets	(2.3)	(2.6)	(4.6)	(5.1)
Net periodic benefit expense	$1.1	$0.5	$2.2	$1.0

	Non U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$0.6	$0.6	$1.1	$1.3
Interest cost	0.5	0.5	1.1	1.0
Amortization of net actuarial losses	0.6	0.7	1.2	1.4
Net periodic benefit expense	$1.7	$1.8	$3.4	$3.7
Other Postretirement Benefit Plans
The service cost component of net postretirement benefit expense is included in “Operating income,” while all other components of net postretirement benefit expense are included in “Other expense (income), net” in the Consolidated Statements of Comprehensive Income (Loss). The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.2	0.6	0.5
Amortization of net actuarial gains	(0.3)	(0.2)	(0.5)	(0.3)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Net postretirement benefit expense	$0.2	$0.2	$0.4	$0.5
12. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts, options and swaps, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency and interest rate exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. As of June 30, 2019, no cash collateral was posted. As

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

of December 31, 2018, $0.2 of cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of June 30, 2019 and December 31, 2018, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of
	June 30, 2019		December 31, 2018
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$19.4	$(10.6)	$52.3	$(24.3)
Energy	0.2	(1.2)	0.2	(1.6)
Interest rate	—	—	—	(0.4)
Currency	0.2	(4.9)	0.4	(4.5)
Total	19.8	(16.7)	52.9	(30.8)
Effect of counterparty netting	(10.2)	10.2	(23.5)	23.5
Effect of cash collateral	—	—	—	0.2
Net derivatives as classified in the balance sheet	$9.6	$(6.5)	$29.4	$(7.1)
The fair value of our derivative financial instruments at June 30, 2019 and December 31, 2018 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
Metal	Prepaid expenses and other current assets	$9.4	$29.3
Energy	Prepaid expenses and other current assets	0.2	0.1
Total		$9.6	$29.4

Liability Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
Metal	Accrued liabilities	$0.2	$—
	Other long-term liabilities	0.4	1.2
Energy	Accrued liabilities	1.1	1.4
	Other long-term liabilities	0.1	—
Interest Rate	Accrued liabilities	—	0.4
Currency	Accrued liabilities	3.5	3.0
	Other long-term liabilities	1.2	1.1
Total		$6.5	$7.1
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

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Metal	$(8.0)	$1.0	$(33.1)	$2.0
Energy	0.2	(0.2)	0.2	(0.3)
Currency	1.2	0.2	2.2	(0.8)
Interest Rate	0.4	—	0.5	—

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the closing price is less than the strike price of the put option. If the put option strike price is less than the closing price, no amount is paid and the option expires. As of June 30, 2019 we had 154.7 thousand metric tons and 304.5 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2018, we had 165.0 thousand metric tons and 293.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2019 and December 31, 2018, we had 4.1 trillion and 4.6 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2019 and December 31, 2018, we had 3.5 million gallons and 4.3 million gallons of diesel fuel swap contracts, respectively.
Interest Rate Risk
We are exposed to variable interest rate risk on the Term Loan Facility. We entered into interest rate swaps to fix the LIBOR interest rate on $700.0 the Term Loan Facility for the period of October 31, 2018 through June 28, 2019. As of June 30, 2019, we had no interest rate swaps outstanding.
Currency Hedging
Our aerospace and heat exchanger businesses expose the operating results of our European and Asia Pacific operations to fluctuations in the euro and renminbi as the sales contracts are generally in U.S. dollars while the costs of production are in the local currency. In order to mitigate the risk that fluctuations in currencies may have on our business, we have entered into

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

forward currency contracts. As of June 30, 2019 and December 31, 2018, we had euro forward contracts covering a notional amount of €62.6 million and €77.6 million, respectively.
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
Recurring Fair Value Measurements
Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. Fair value is defined by ASC 820, “Fair Value Measurements and Disclosures,” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2019 and December 31, 2018, all of our derivative assets and liabilities represent Level 2 fair value measurements.
Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$77.2	$77.2	Level 1	$108.6	$108.6	Level 1
Restricted cash	6.1	6.1	Level 1	7.0	7.0	Level 1
ABL Facility	325.5	325.5	Level 2	253.7	253.7	Level 2
Term Loan Facility	1,067.5	1,091.0	Level 1	1,070.2	1,088.2	Level 1
2023 Junior Priority Notes	393.3	419.7	Level 1	392.5	410.1	Level 1
Exchangeable Notes	44.7	60.7	Level 3	44.6	60.7	Level 3
Zhenjiang Term Loans	154.0	154.4	Level 3	157.2	157.6	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the Term

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Loan Facility and the 2023 Junior Priority Notes were estimated using market quotations. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 2.0% and 2.6% as of June 30, 2019 and December 31, 2018, respectively, and expected equity volatility of 60% as of June 30, 2019 and December 31, 2018. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans.
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
The components of lease expense were as follows:

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Operating lease expense	$1.2	$2.4

Finance lease expense
Amortization of right-of-use assets	$1.3	$2.4
Interest on lease liabilities	0.3	0.4
Total finance lease expense	$1.6	$2.8

Short term lease expense	$0.5	$1.1
Supplemental cash flow information related to leases was as follows:

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$(1.3)	$(2.5)
Operating cash flows from finance leases	(0.3)	(0.4)
Financing cash flows from finance leases	(1.3)	(2.3)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.4	$2.7
Finance leases	15.5	16.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases
Operating lease right-of-use assets (a)	$11.7

Current operating lease liabilities (a)	$4.3
Long-term operating lease liabilities (a)	8.0
Total operating lease liabilities	$12.3

Finance leases
Finance lease right-of-use asset, gross	$33.2
Finance lease right-of-use asset, accumulated amortization	(9.3)
Finance lease right-of-use asset, net (a)	$23.9

Current finance lease liabilities (a)	$4.6
Long-term finance lease liabilities (a)	19.6
Total finance lease liabilities	$24.2

Weighted average remaining lease term
Operating leases	3.5 years
Finance leases	10.3 years

Weighted average discount rate
Operating leases	5.8%
Finance leases	5.9%
(a) Operating and finance lease right-of-use assets are included in “Other long-term assets” in the Consolidated Balance Sheet. Current operating and finance lease obligations are included in “Accrued liabilities” in the Consolidated Balance Sheet. Long-term operating and finance lease obligations are included in “Other long-term liabilities” in the Consolidated Balance Sheet.
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period ending December 31,
2019 (excluding the six months ended June 30, 2019)	$2.5	$3.0
2020	4.4	5.1
2021	3.2	3.5
2022	1.4	2.6
2023	1.2	2.3
Thereafter	0.8	17.2
Total lease payments	13.5	33.7
Less imputed interest	(1.2)	(9.5)
Total	$12.3	$24.2
14. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0, including the assumption of the Company’s outstanding

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

indebtedness (the “Merger”). The Merger is expected to close in the fourth quarter of calendar year 2019, subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated on the expected timing or at all.
15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligation under the Term Loan Facility and the ABL Facility are guarantors of the indebtedness under the 2023 Junior Priority Notes (the “Guarantor Subsidiaries”). Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 2023 Junior Priority Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 2023 Junior Priority Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of June 30, 2019 and December 31, 2018. The condensed consolidating statements of comprehensive income (loss) are presented for the three and six months ended June 30, 2019 and 2018. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2019 and 2018.
The guarantee of a Guarantor Subsidiary will be automatically and unconditionally released and discharged under the indenture governing the 2023 Junior Priority Notes in the event of:

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	As of June 30, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$23.0	$—	$55.2	$(1.0)	$77.2
Accounts receivable, net	—	—	187.6	207.3	—	394.9
Inventories	—	—	429.6	333.4	—	763.0
Prepaid expenses and other current assets	—	3.4	9.5	27.0	—	39.9
Intercompany receivables	—	906.3	517.6	40.5	(1,464.4)	—
Total Current Assets	—	932.7	1,144.3	663.4	(1,465.4)	1,275.0
Property, plant and equipment, net	—	1.4	831.5	521.5	—	1,354.4
Intangible assets, net	—	—	15.6	15.9	—	31.5
Deferred income taxes	—	—	—	60.2	—	60.2
Other long-term assets	—	13.2	22.2	39.0	—	74.4
Investments in subsidiaries	(1.8)	1,400.7	5.6	—	(1,404.5)	—
Total Assets	$(1.8)	$2,348.0	$2,019.2	$1,300.0	$(2,869.9)	$2,795.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$4.8	$163.7	$156.4	$(1.0)	$323.9
Accrued liabilities		46.0	58.0	88.0	—	192.0
Current portion of long-term debt	—	55.7	—	12.2	—	67.9
Intercompany payables	32.0	504.7	865.6	62.1	(1,464.4)	—
Total Current Liabilities	32.0	611.2	1,087.3	318.7	(1,465.4)	583.8
Long-term debt	—	1,729.9	—	187.2	—	1,917.1
Deferred revenue	—	—	58.3	—	—	58.3
Deferred income taxes	—	—	—	6.9	—	6.9
Accrued pension benefits	—	—	43.2	118.5	—	161.7
Accrued postretirement benefits	—	—	29.1	—	—	29.1
Other long-term liabilities	—	8.7	30.2	33.5	—	72.4
Total Long-Term Liabilities	—	1,738.6	160.8	346.1	—	2,245.5
Total equity	(33.8)	(1.8)	771.1	635.2	(1,404.5)	(33.8)
Total Liabilities and Equity	$(1.8)	$2,348.0	$2,019.2	$1,300.0	$(2,869.9)	$2,795.5

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the three months ended June 30, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$540.7	$379.1	$(3.1)	$916.7
Cost of sales	—	—	484.0	325.2	(3.1)	806.1
Gross profit	—	—	56.7	53.9	—	110.6
Selling, general and administrative expenses	—	15.8	16.6	21.1	—	53.5
Restructuring charges	—	—	0.5	0.1	—	0.6
Gains on derivative financial instruments	—	—	(15.6)	(3.0)	—	(18.6)
Other operating expense, net	—	—	0.2	0.1	—	0.3
Operating (loss) income	—	(15.8)	55.0	35.6	—	74.8
Interest expense, net	—	1.8	31.0	7.8	—	40.6
Other (income) expense, net	—	(9.3)	8.2	3.3	—	2.2
Equity in net earnings of affiliates	(24.6)	(32.9)	(1.0)	—	58.5	—
Income before income taxes	24.6	24.6	16.8	24.5	(58.5)	32.0
(Benefit from) provision for income taxes	—	—	(0.2)	7.6	—	7.4
Net income	$24.6	$24.6	$17.0	$16.9	$(58.5)	$24.6

Comprehensive income	$26.9	$26.9	$17.3	$18.9	$(63.1)	$26.9

	For the three months ended June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$524.8	$412.6	$(6.8)	$930.6
Cost of sales	—	—	476.3	359.7	(6.8)	829.2
Gross profit	—	—	48.5	52.9	—	101.4
Selling, general and administrative expenses	—	9.6	17.6	22.7	—	49.9
Restructuring charges	—	—	0.4	0.5		0.9
Losses on derivative financial instruments	—	—	6.9	14.4	—	21.3
Other operating expense, net	—	—	0.3	—	—	0.3
Operating (loss) income	—	(9.6)	23.3	15.3	—	29.0
Interest expense, net	3.7	—	24.7	6.3	—	34.7
Debt extinguishment costs	—	48.9	—	—	—	48.9
Other expense (income), net	10.9	(17.5)	2.6	(7.6)	—	(11.6)
Equity in net loss (earnings) of affiliates	32.3	(8.7)	(0.6)	—	(23.0)	—
(Loss) income before income taxes	(46.9)	(32.3)	(3.4)	16.6	23.0	(43.0)
(Benefit from) provision for income taxes	—	—	(0.9)	4.8	—	3.9
Net (loss) income	$(46.9)	$(32.3)	$(2.5)	$11.8	$23.0	$(46.9)

Comprehensive income	$(77.5)	$(62.9)	$(3.8)	$(17.6)	$84.3	$(77.5)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,030.8	$771.3	$(8.4)	$1,793.7
Cost of sales	—	—	944.9	668.5	(8.4)	1,605.0
Gross profit	—	—	85.9	102.8	—	188.7
Selling, general and administrative expenses	—	29.7	33.4	42.6	—	105.7
Restructuring charges	—	—	1.4	0.2	—	1.6
Gains on derivative financial instruments	—	—	(11.3)	(0.5)	—	(11.8)
Other operating expense, net	—	—	0.8	—	—	0.8
Operating (loss) income	—	(29.7)	61.6	60.5	—	92.4
Interest expense, net	—	3.0	61.8	15.0	—	79.8
Other (income) expense, net	—	(18.7)	16.3	4.9	—	2.5
Equity in net loss (earnings) of affiliates	8.8	(5.2)	(1.7)	—	(1.9)	—
(Loss) income before income taxes	(8.8)	(8.8)	(14.8)	40.6	1.9	10.1
(Benefit from) provision for income taxes	—	—	(0.4)	19.3	—	18.9
Net (loss) income	$(8.8)	$(8.8)	$(14.4)	$21.3	$1.9	$(8.8)

Comprehensive (loss) income	$(9.2)	$(9.2)	$(13.3)	$19.8	$2.7	$(9.2)

	For the six months ended June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$939.4	$809.3	$(15.8)	$1,732.9
Cost of sales	—	—	866.7	718.1	(15.8)	1,569.0
Gross profit	—	—	72.7	91.2	—	163.9
Selling, general and administrative expenses	—	18.7	34.9	46.9	—	100.5
Restructuring charges	—	—	1.1	0.8		1.9
(Gains) losses on derivative financial instruments	—	—	(16.0)	3.3	—	(12.7)
Other operating expense, net	—	—	1.0	—	—	1.0
Operating (loss) income	—	(18.7)	51.7	40.2	—	73.2
Interest expense, net	3.7	1.7	49.3	13.8	—	68.5
Debt extinguishment costs	—	48.9	—	—	—	48.9
Other expense (income), net	11.0	(21.3)	5.4	(6.3)	—	(11.2)
Equity in net loss (earnings) of affiliates	27.6	(20.5)	(1.3)	—	(5.8)	—
(Loss) income before income taxes	(42.3)	(27.5)	(1.7)	32.7	5.8	(33.0)
Provision for (beneift from) income taxes	—	0.1	(0.8)	10.0	—	9.3
Net (loss) income	$(42.3)	$(27.6)	$(0.9)	$22.7	$5.8	$(42.3)

Comprehensive (loss) income	$(52.4)	$(37.7)	$(0.8)	$12.5	$26.0	$(52.4)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$—	$(98.3)	$31.3	$28.3	$(0.8)	$(39.5)
Investing activities
Payments for property, plant and equipment	—	(0.6)	(30.5)	(22.6)	—	(53.7)
Other	—	—	(0.2)	—	—	(0.2)
Net cash used by investing activities	—	(0.6)	(30.7)	(22.6)	—	(53.9)
Financing activities
Proceeds from the revolving credit facilities	—	125.0	—	11.3	—	136.3
Payments on the revolving credit facilities	—	(30.0)	—	(33.8)	—	(63.8)
Payments on term loans	—	(5.5)	—	—	—	(5.5)
Payments on other long-term debt and finance leases	—	(0.1)	(0.6)	(5.1)	—	(5.8)
Dividends paid	—	—	—	(0.5)	0.5	—
Net cash provided (used) by financing activities	—	89.4	(0.6)	(28.1)	0.5	61.2
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	(0.1)	—	(0.1)
Net decrease in cash, cash equivalents and restricted cash	—	(9.5)	—	(22.5)	(0.3)	(32.3)
Cash, cash equivalents and restricted cash at beginning of period	—	32.5	—	83.8	(0.7)	115.6
Cash, cash equivalents and restricted cash at end of period	$—	$23.0	$—	$61.3	$(1.0)	$83.3

Cash and cash equivalents	$—	$23.0	$—	$55.2	$(1.0)	$77.2
Restricted cash (included in “Other current assets”)	—	—	—	6.1	—	6.1
Cash, cash equivalents and restricted cash	$—	$23.0	$—	$61.3	$(1.0)	$83.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in millions)

	For the six months ended June 30, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$—	$(92.1)	$18.5	$8.4	$(41.7)	$(106.9)
Investing activities
Payments for property, plant and equipment	—	—	(29.3)	(22.2)	—	(51.5)
Disbursements of intercompany loans	—	—	—	(25.4)	25.4	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(23.2)	(0.5)	—	23.7	—
Return of investments in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(0.5)	0.5	—	—
Net cash used by investing activities	—	(23.2)	(30.2)	(7.6)	9.5	(51.5)
Financing activities
Proceeds from revolving credit facilities	—	125.0	—	95.3	—	220.3
Payments on revolving credit facilities	—	(205.0)	—	(67.7)	—	(272.7)
Proceeds from senior secured notes, net of discount		1,483.0	—	—	—	1,483.0
Payments on senior notes, including premiums	—	(1,286.7)	—	—	—	(1,286.7)
Payments on other long-term debt	—	(0.1)	—	(5.7)	—	(5.8)
Debt issuance costs		(18.4)	—	—	—	(18.4)
Proceeds from intercompany loans	—	25.4	—	—	(25.4)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.7	10.0	(23.7)	—
Dividends paid	—	—	(2.0)	(39.8)	41.8	—
Net cash provided (used) by financing activities	—	83.7	11.7	(7.9)	32.2	119.7
Effect of exchange rate differences on cash, cash equivalents and restricted cash	—	—	—	(0.7)	—	(0.7)
Net decrease in cash, cash equivalents and restricted cash	—	(31.6)	—	(7.8)	—	(39.4)
Cash, cash equivalents and restricted cash at beginning of period	—	40.3	—	69.9	(2.2)	108.0
Cash, cash equivalents and restricted cash at end of period	$—	$8.7	$—	$62.1	$(2.2)	$68.6

Cash and cash equivalents	$—	$8.7	$—	$59.4	$(2.2)	65.9
Restricted cash (included in “Other current assets”)	—	—	—	2.7	—	2.7
Cash, cash equivalents and restricted cash	$—	$8.7	$—	$62.1	$(2.2)	$68.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Basis of Presentation
The financial information included in this quarterly report on Form 10-Q represents our consolidated financial position as of June 30, 2019 and December 31, 2018, our consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and our consolidated cash flows for the six months ended June 30, 2019 and 2018.
Our MD&A includes the following sections:

▪	Our Business - a general description of our operations, our critical measures of financial performance, our segments, and the aluminum industry;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪
Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2019 and 2018 presented in our unaudited consolidated financial statements;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2019 and 2018, as well as a brief discussion of our current sources of capital;

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
Potential Acquisition of Aleris Corporation
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0 million, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is expected to close in the fourth quarter of calendar year 2019, subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated on the expected timing or at all. See the Company’s Current Report on Form 8-K filed on July 27, 2018 for a more detailed discussion of the definitive agreement and the transactions contemplated thereby, including the Merger.
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 67% of our costs of sales for the six months ended June 30, 2019. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2019 and 2018 were $1,793 and $2,259, respectively, which represents a decrease of approximately 21%. Average LME aluminum prices per ton for the six months ended June 30, 2019 and 2018 were $1,826 and $2,209, respectively, which represents a decrease of approximately 17%. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At June 30, 2019, no cash collateral was posted. At December 31, 2018, $0.2 million of cash collateral was posted.
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
We are continuing to implement our previously announced project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center. We have also invested in upgrades to other key non-ABS equipment at this facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. The Lewisport facility has been shipping ABS and wide non-ABS to customers using the re-engineered hot mill, the new wide cold mill and the first of the two CALPs since the fourth quarter of 2017. We have completed the construction and installation and are obtaining qualifications on the facility’s second CALP, which has begun commercial production on select grades. We believe the investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.
In connection with the North America ABS Project, the segment has incurred costs associated with start-up activities, including the design and development of new products and processes, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs were historically excluded from segment Adjusted EBITDA and segment income. The North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018. Beginning in the third quarter of 2018, the majority of the costs previously classified as start-up costs were included in segment Adjusted EBITDA and segment income. Start-up costs associated with the second CALP continue to be excluded from these performance metrics.
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	141.9	140.3	269.7	259.8

Revenues	$540.6	$524.8	$1,030.7	$939.4
Hedged cost of metal	(303.2)	(310.1)	(577.3)	(555.1)
Unfavorable (favorable) metal price lag	2.0	(16.9)	(4.8)	(24.3)
Commercial margin	$239.4	$197.8	$448.6	$360.0
Commercial margin per metric ton shipped	$1,686.8	$1,410.1	$1,663.1	$1,386.0

Segment income	$74.4	$71.6	$131.5	$113.1
Unfavorable (favorable) metal price lag	2.0	(16.9)	(4.8)	(24.3)
Segment Adjusted EBITDA (1)	$76.5	$54.7	$126.7	$88.8
Segment Adjusted EBITDA per metric ton shipped	$538.7	$390.2	$469.9	$341.8

Start-up costs	$2.9	$19.8	$6.1	$34.3

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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

Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	82.3	87.3	168.3	172.7

Revenues	$336.9	$370.8	$684.5	$735.9
Hedged cost of metal	(181.6)	(212.1)	(370.8)	(425.5)
Favorable metal price lag	(1.5)	(8.6)	(2.4)	(10.0)
Commercial margin	$153.8	$150.1	$311.3	$300.4
Commercial margin per metric ton shipped	$1,868.0	$1,720.0	$1,850.3	$1,739.9

Segment income	$33.1	$42.3	$69.7	$70.6
Favorable metal price lag	(1.5)	(8.6)	(2.4)	(10.0)
Segment Adjusted EBITDA (1)	$31.5	$33.7	$67.3	$60.6
Segment Adjusted EBITDA per metric ton shipped	$383.1	$385.6	$400.1	$350.7

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	8.2	8.5	16.9	14.9

Revenues	$42.5	$42.4	$87.0	$74.0
Hedged cost of metal	(21.7)	(22.2)	(45.4)	(40.7)
Favorable metal price lag	(0.5)	(0.4)	(0.2)	(0.6)
Commercial margin	$20.3	$19.8	$41.4	$32.7
Commercial margin per metric ton shipped	$2,472.6	$2,332.4	$2,444.5	$2,187.9

Segment income	$9.3	$6.7	$17.7	$9.1
Favorable metal price lag	(0.5)	(0.4)	(0.2)	(0.6)
Segment Adjusted EBITDA (1)	$8.8	$6.4	$17.4	$8.5
Segment Adjusted EBITDA per metric ton shipped	$1,071.9	$748.1	$1,030.1	$569.4

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
We estimate that segment income and Adjusted EBITDA for the third quarter of 2019 will be comparable sequentially and higher than the third quarter of 2018. Factors influencing anticipated performance include:

▪	global aerospace volumes are expected to benefit from strong demand;

▪	North America automotive sales expected to continue to increase based on committed volumes;

▪	continued softness is expected for European automotive and heat-exchanger end-uses; and

▪	favorable year-over-year rolling margins and metal spreads are expected in North America.
We expect 2019 capital spending of approximately $120.0 million to $140.0 million, including $53.7 million spent through the first half of 2019.
Results of Operations
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues for the three months ended June 30, 2019 decreased $13.9 million when compared to the prior year period. The lower average price of aluminum included in the invoiced price of products sold decreased revenues approximately $53.0 million and a stronger average U.S. dollar unfavorably impacted the translation of our Europe-based revenues, decreasing revenues approximately $15.0 million. These decreases were partially offset by a favorable mix of product sold. The combination of volume and mix changes increased revenues approximately $26.0 million. Our global automotive volumes increased approximately 56%, as increasing shipments of autobody sheet from our Lewisport facility more than offset regional softness in automotive demand in Europe. Our global aerospace volumes increased approximately 20%, benefiting from improved demand. In addition, improved rolling margins increased revenues approximately $23.0 million.

The following table presents the estimated impact of key factors that resulted in the 1% decrease in our consolidated second quarter revenues from 2018 to 2019:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(32.0)	(6)%	$(20.0)	(5)%	$(1.0)	(2)%	$(53.0)	(6)%
Commercial price	23.0	4	—	—	—	—	23.0	2
Volume / mix	25.0	5	—	—	1.0	2	26.0	3
Currency	—	—	(15.0)	(4)	—	—	(15.0)	(2)
Other	(0.2)	—	1.1	—	0.1	—	1.0	—
Total	$15.8	3%	$(33.9)	(9)%	$0.1	—%	$(18.0)	(2)%
Intra-entity revenues							4.1	—
Total							$(13.9)	(1)%
Gross profit for the three months ended June 30, 2019 was $110.6 million compared to $101.4 million for the three months ended June 30, 2018. Improved rolling margins and favorable metal spreads increased gross profit approximately $35.0 million, start-up expenses decreased $14.0 million as the North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018 (the majority of costs classified as start-up expenses in the prior year period continue to be incurred, however, they now impact volume and productivity) and a favorable mix of products sold increased gross profit approximately $3.0 million.
These increases were partially offset by metal price lag, which had an estimated $34.8 million unfavorable impact on gross profit for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Income (Loss). The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2019 and 2018:

		For the three months ended
		June 30, 2019	June 30, 2018	Change
Location in consolidated statements of comprehensive income (loss)		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(7.9)	$26.9	$(34.8)
(Gains) losses on derivative financial instruments	Realized gains (losses) on metal derivatives	8.0	(1.0)	9.0
	Favorable metal price lag net of realized derivative gains/losses	$0.1	$25.9	$(25.8)
In addition, inflation and unfavorable productivity combined to decrease gross profit approximately $10.0 million. The unfavorable productivity primarily resulted from the ramp-up of automotive production and the higher cost structure of the Lewisport facility, as costs considered start-up expense in the prior year period are now considered within segment operating results.
Selling, general and administrative (“SG&A”) expenses were $53.5 million for the three months ended June 30, 2019 compared to $49.9 million for the three months ended June 30, 2018. The $3.6 million increase resulted primarily from increased professional fees and business development expenses related to the Merger.
During the three months ended June 30, 2019 and 2018, we recorded realized (gains) losses on derivative financial instruments of $(6.6) million and $1.1 million, respectively, and unrealized (gains) losses of $(12.0) million and $20.2 million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.
Net interest expense increased $5.9 million primarily from increased debt as a result of the debt refinancing completed late in the second quarter of 2018.

We recorded debt extinguishment costs of $48.9 million during the second quarter of 2018 related to the debt refinancing transaction. These costs consisted primarily of the redemption costs for our then outstanding Prior Notes (as defined below) and expensing the net unamortized discounts and debt issuance costs of those notes.
The unfavorable change of $13.8 million in other expense (income) primarily relates to the $12.2 million gain recorded in the second quarter of 2018 related to the settlement received in connection with Real Industry, Inc.’s bankruptcy reorganization. In connection with the 2015 sale of our former recycling and specification alloys business, we received shares of Real Industry Inc.’s Series B non-participating preferred stock, which were held in escrow to secure certain indemnification obligations under the sale agreement. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time, we recorded an impairment charge reducing the carrying value of the receivables related to the preferred shares held in escrow to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares of the reorganized company’s common stock with an estimated fair value of $11.1 million (which shares were distributed to our stockholders through a dividend of such common stock). The receipt of these shares of common stock, as well as additional net cash considerations, resulted in the gain of $12.2 million.
Our effective tax rates were 23.1% and (9.1)% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rates for the three months ended June 30, 2019 and 2018 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2019 and 2018:

	For the three months ended
	June 30, 2019	June 30, 2018	Change	% Change
	(dollars in millions)
Revenues	$916.7	$930.6	$(13.9)	(1)%
Cost of sales	806.1	829.2	(23.1)	(3)
Gross profit	110.6	101.4	9.2	9
Gross profit as a percentage of revenues	12.1%	10.9%	1.2%	11
Selling, general and administrative expenses	53.5	49.9	3.6	7
Restructuring charges	0.6	0.9	(0.3)	(33)
(Gains) losses on derivative financial instruments	(18.6)	21.3	(39.9)	(187)
Other operating expense, net	0.3	0.3	—	—
Operating income	74.8	29.0	45.8	158
Interest expense, net	40.6	34.7	5.9	17
Debt extinguishment costs	—	48.9	(48.9)	*
Other expense (income), net	2.2	(11.6)	13.8	(119)
Income (loss) before income taxes	32.0	(43.0)	75.0	(174)
Provision for income taxes	7.4	3.9	3.5	90
Net income (loss)	$24.6	$(46.9)	$71.5	(152)%

Total segment income	$116.8	$120.6	$(3.8)	(3)%
Depreciation and amortization	(35.1)	(34.1)	(1.0)	3
Other corporate general and administrative expenses	(16.9)	(11.5)	(5.4)	47
Restructuring charges	(0.6)	(0.9)	0.3	(33)
Interest expense, net	(40.6)	(34.7)	(5.9)	17
Unallocated (losses) gains on derivative financial instruments	11.9	(20.2)	32.1	(159)
Unallocated currency exchange gains	(0.7)	(2.5)	1.8	(72)
Start-up costs	(2.6)	(22.9)	20.3	(89)
Loss on extinguishment of debt	—	(48.9)	48.9	*
Other (expense) income, net	(0.2)	12.1	(12.3)	(102)
Income (loss) before income taxes	$32.0	$(43.0)	$75.0	(174)%

* Result is not meaningful

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the three months ended
	June 30, 2019	June 30, 2018	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$540.6	$524.8	$15.8	3%
Europe	336.9	370.8	(33.9)	(9)
Asia Pacific	42.5	42.4	0.1	—
Intra-entity revenues	(3.3)	(7.4)	4.1	(55)
Consolidated revenues	$916.7	$930.6	$(13.9)	(1)%

Metric tons of finished product shipped:
North America	141.9	140.3	1.6	1%
Europe	82.3	87.3	(5.0)	(6)
Asia Pacific	8.2	8.5	(0.3)	(4)
Intra-entity shipments	(0.6)	(1.0)	0.4	(40)
Total metric tons of finished product shipped	231.8	235.1	(3.3)	(1)%

North America Revenues
North America revenues for the three months ended June 30, 2019 increased $15.8 million compared to the three months ended June 30, 2018. This increase was primarily due to the following:

▪
a 1% increase in volumes and an improved mix of products sold increased revenues approximately $25.0 million. Automotive volumes were up significantly as shipments of autobody sheet from our Lewisport facility continue to increase and truck trailer volumes increased 19% on favorable demand. These increases were partially offset by a 39% decrease in distribution volumes, which were replaced by automotive volumes in Lewisport, and a 7% decrease in building and construction volumes as we continue to see choppiness in the housing market; and

▪	improved rolling margins increased revenues approximately $23.0 million.
These increases were partially offset by lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $32.0 million.
Europe Revenues
Europe revenues for the three months ended June 30, 2019 decreased $33.9 million compared to the three months ended June 30, 2018. This decrease was primarily due to the following:

▪	lower aluminum prices included in the invoiced price of products sold decreased revenues approximately $20.0 million; and

▪	a stronger average U.S. dollar unfavorably impacted the translation of revenues approximately $15.0 million.
An improved mix of products sold offset the impact of a 6% decrease in volumes on revenue. The favorable product mix resulted primarily from a 13% increase in aerospace volumes, as well as an improved mix of aerospace products sold. This increase was offset by 16% and 11% decreases in heat exchanger and automotive volumes, respectively, where we have seen weakness in demand.
Asia Pacific Revenues
Asia Pacific revenues for the three months ended June 30, 2019 increased $0.1 million compared to the three months ended June 30, 2018. Volumes decreased 4%, however, an improved mix of products sold, resulting from a 37% increase in aerospace shipments, increased revenues approximately $1.0 million. This increase was offset by lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $1.0 million.

Segment Income and Gross Profit
For the three months ended June 30, 2019 and 2018, segment income and our reconciliation of segment income to gross profit are presented below:

	For the three months ended
	June 30, 2019	June 30, 2018	Change	% Change
Segment income:	(dollars in millions)
North America	$74.4	$71.6	$2.8	4%
Europe	33.1	42.3	(9.2)	(22)
Asia Pacific	9.3	6.7	2.6	39
Total segment income	116.8	120.6	(3.8)	(3)
Items excluded from segment income and included in gross profit:
Depreciation and amortization	(32.6)	(31.3)	(1.3)	4
Start-up costs	(2.2)	(16.1)	13.9	(86)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	33.6	28.9	4.7	16
Realized (gains) losses on derivative financial instruments	(6.6)	1.0	(7.6)	*
Other	1.6	(1.7)	3.3	(194)
Gross profit	$110.6	$101.4	$9.2	9%

* Result is not meaningful
North America Segment Income
North America segment income for the three months ended June 30, 2019 increased $2.8 million compared to the three months ended June 30, 2018. The increase was primarily due to improved rolling margins, favorable metal spreads and scrap availability that increased segment income approximately $34.0 million.
This increase was partially offset by:

▪
an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $18.9 million. Metal price lag in the second quarter of 2018 was favorably impacted by a substantially higher Midwest Premium;

▪
cost inflation, primarily from wages, as well as unfavorable productivity combined to decrease segment income approximately $9.0 million. The unfavorable productivity included the absorption of certain costs that were classifed as start-up expenses in the prior year period, which more than offset productivity in our continuous cast operations; and

▪
an unfavorable year-over-year change in manufacturing cost absorption of approximately $5.0 million more than offset the positive impact of additional volume and decreased segment income approximately $4.0 million. The prior year period’s results benefited from an inventory build at our Lewisport facility as part of the automotive ramp-up which led to improved manufacturing cost absorption. We did not recognize such favorable absorption benefits in the current year period. The impact of the increasing autobody sheet shipments on segment income was negatively impacted by costs that were classified as start-up expense in the prior year period.

As the North America ABS Project substantially exited the start-up phase during the third quarter of 2018, and as autobody sheet shipments continue to increase, we expect that the North America segment’s quarter-over-quarter operating performance will not be impacted as significantly by the negative productivity experienced in the first half of 2019.
Europe Segment Income
Europe segment income for the three months ended June 30, 2019 decreased $9.2 million compared to the three months ended June 30, 2018. The decrease was primarily due to the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $7.1 million;

▪	cost inflation, primarily from wages, and unfavorable productivity resulting from decreased automotive and heat exchanger production, decreased segment income approximately $5.0 million; and

▪	the net impact of currency changes decreased segment income approximately $1.0 million.
These decreases were partially offset by an improved mix of products sold that increased segment income approximately $3.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the three months ended June 30, 2019 increased $2.6 million compared to the three months ended June 30, 2018 from an improved product mix, resulting from a 37% increase in aerospace shipments.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues for the six months ended June 30, 2019 increased $60.8 million when compared to the prior year period. A favorable mix of products sold and a 2% increase in volumes increased revenues approximately $126.0 million. Our global automotive volumes increased approximately 73%, as increasing shipments of autobody sheet from our Lewisport facility more than offset softness in automotive demand in Europe. Our global aerospace volumes increased approximately 33%, benefiting from improved demand patterns and our multi-year supply agreements. In addition, improved rolling margins increased revenues approximately $39.0 million. These increases were partially offset by the lower average price of aluminum included in the invoiced price of products sold that decreased revenues approximately $77.0 million and a stronger average U.S. dollar that unfavorably impacted the translation of our Europe and Asia Pacific-based revenues, decreasing revenues approximately $36.0 million.
The following table presents the estimated impact of key factors that resulted in the 4% increase in our consolidated revenues from the first six months of 2018 to the first six months of 2019:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(39.0)	(4)%	$(37.0)	(5)%	$(1.0)	(1)%	$(77.0)	(4)%
Commercial price	39.0	4	—	—	—	—	39.0	2
Volume / mix	92.0	10	19.0	3	15.0	20	126.0	7
Currency	—	—	(35.0)	(5)	(1.0)	(1)	(36.0)	(2)
Other	(0.7)	—	1.6	—	—	—	0.9	1
Total	$91.3	10%	$(51.4)	(7)%	$13.0	18%	$52.9	3%
Intra-entity revenues							7.9	—
Total							$60.8	4%
Gross profit for the six months ended June 30, 2019 was $188.7 million compared to $163.9 million for the six months ended June 30, 2018. Gross profit was favorably impacted by improved rolling margins and favorable metal spreads that increased gross profit approximately $67.0 million, a $21.8 million decrease in start-up expenses as the North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018 (the majority of costs previously classified as start-up expenses in the prior year period continue to be incurred, however, they now impact volume and productivity) and a favorable mix of products sold and an increase in volumes increased gross profit approximately $16.0 million.
These increases were partially offset by metal price lag, which had an estimated $62.6 million unfavorable impact on gross profit for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately on the Consolidated Statements of Comprehensive Income (Loss). The following table presents the estimated impact of metal price lag on our Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2019 and 2018:

		For the six months ended
		June 30, 2019	June 30, 2018	Change
Location in consolidated statements of comprehensive income (loss)		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(25.7)	$36.9	$(62.6)
(Gains) losses on derivative financial instruments	Realized gains (losses) on metal derivatives	33.1	(2.0)	35.1
	Favorable metal price lag net of realized derivative gains/losses	$7.4	$34.9	$(27.5)
In addition, inflation and unfavorable productivity combined to decrease gross profit approximately $22.0 million. The unfavorable productivity resulted from the ramp-up of automotive production and the higher cost structure of the Lewisport facility, as costs considered start-up expense in the prior year period are now considered within segment operating results.
SG&A expenses were $105.7 million for the six months ended June 30, 2019 as compared to $100.5 million for the six months ended June 30, 2018. The $5.2 million increase resulted primarily from increased professional fees and business development expenses related to the Merger.
During the six months ended June 30, 2019 and 2018, we recorded realized (gains) losses on derivative financial instruments of $(30.7) million and $0.9 million, respectively, and unrealized losses (gains) of $18.9 million and $(13.5) million, respectively.
Net interest expense increased $11.3 million primarily from increased debt as a result of the debt refinancing completed late in the second quarter of 2018.
We recorded debt extinguishment costs of $48.9 million during the second quarter of 2018 related to the debt refinancing transaction.
The unfavorable change of $13.7 million in other expense (income) primarily relates to the $12.2 million gain recorded in the second quarter of 2018 related to the settlement received in connection with Real Industry, Inc.’s bankruptcy reorganization, as described above.
Our effective tax rates were 186.8% and (28.3)% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions, valuation allowances and, for the six months ended June 30, 2019, the results of an examination by a non-U.S. taxing jurisdiction.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2019 and 2018:

	For the six months ended
	June 30, 2019	June 30, 2018	Change	% Change
	(dollars in millions)
Revenues	$1,793.7	$1,732.9	$60.8	4%
Cost of sales	1,605.0	1,569.0	36.0	2
Gross profit	188.7	163.9	24.8	15
Gross profit as a percentage of revenues	10.5%	9.5%	1.0%	11
Selling, general and administrative expenses	105.7	100.5	5.2	5
Restructuring charges	1.6	1.9	(0.3)	(16)
Gains on derivative financial instruments	(11.8)	(12.7)	0.9	(7)
Other operating expense, net	0.8	1.0	(0.2)	(20)
Operating income	92.4	73.2	19.2	26
Interest expense, net	79.8	68.5	11.3	16
Debt extinguishment costs	—	48.9	(48.9)	*
Other expense (income), net	2.5	(11.2)	13.7	(122)
Income (loss) before income taxes	10.1	(33.0)	43.1	(131)
Provision for income taxes	18.9	9.3	9.6	103
Net loss	$(8.8)	$(42.3)	$33.5	(79)%

Total segment income	$218.9	$192.8	$26.1	14%
Depreciation and amortization	(69.7)	(68.8)	(0.9)	1
Other corporate general and administrative expenses	(31.8)	(22.7)	(9.1)	40
Restructuring charges	(1.6)	(1.9)	0.3	(16)
Interest expense, net	(79.8)	(68.5)	(11.3)	16
Unallocated (losses) gains on derivative financial instruments	(19.0)	13.4	(32.4)	(242)
Unallocated currency exchange losses	—	(1.3)	1.3	(100)
Start-up costs	(5.9)	(38.9)	33.0	(85)
Loss on extinguishment of debt	—	(48.9)	48.9	*
Other (expense) income, net	(1.0)	11.8	(12.8)	*
Loss before income taxes	$10.1	$(33.0)	$43.1	(131)%

* Result is not meaningful

Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the six months ended
	June 30, 2019	June 30, 2018	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
North America	$1,030.7	$939.4	$91.3	10%
Europe	684.5	735.9	(51.4)	(7)
Asia Pacific	87.0	74.0	13.0	18
Intra-entity revenues	(8.5)	(16.4)	7.9	(48)
Consolidated revenues	$1,793.7	$1,732.9	$60.8	4%

Metric tons of finished product shipped:
North America	269.7	259.8	9.9	4%
Europe	168.3	172.7	(4.4)	(3)
Asia Pacific	16.9	14.9	2.0	13
Intra-entity shipments	(1.7)	(3.0)	1.3	(43)
Total metric tons of finished product shipped	453.2	444.4	8.8	2%

North America Revenues
North America revenues for the six months ended June 30, 2019 increased $91.3 million compared to the six months ended June 30, 2018. This increase was primarily due to the following:

▪
a 4% increase in volumes and an improved mix of products sold increased revenues approximately $92.0 million. Automotive volumes were up significantly as shipments of autobody sheet from our Lewisport facility continue to increase and truck trailer volumes increased 22% on favorable demand. These increases were partially offset by a 37% decrease in distribution volumes, which were replaced by automotive volumes in Lewisport, and an 8% decrease in building and construction volumes as we continue to see choppiness in the housing market; and

▪	improved rolling margins increased revenues approximately $39.0 million.
These increases were partially offset by lower aluminum prices included in the invoiced price of products sold that decreased revenues approximately $39.0 million.
Europe Revenues
Europe revenues for the six months ended June 30, 2019 decreased $51.4 million compared to the six months ended June 30, 2018. This decrease was primarily due to the following:

▪	lower aluminum prices included in the invoiced price of products sold decreased revenues approximately $37.0 million; and

▪	a stronger average U.S. dollar unfavorably impacted the translation of euro-based revenues approximately $35.0 million.
These decreases were partially offset by an improved mix of products sold that more than offset lower volumes. The combination of volume and mix increased revenues approximately $19.0 million. The favorable product mix resulted primarily from a 20% increase in aerospace volumes, as well as an improved mix of aerospace products sold. The increase in aerospace volumes more than offset 13% and 7% decreases in heat exchanger and automotive volumes, respectively, where we have seen weakness in demand.
Asia Pacific Revenues
Asia Pacific revenues for the six months ended June 30, 2019 increased $13.0 million compared to the six months ended June 30, 2018. This increase was due to a 13% increase in volumes and an improved mix of products sold, resulting from a

72% increase in aerospace shipments, that increased revenues approximately $15.0 million. This increase was partially offset by the following:

▪	lower aluminum prices included in the invoiced price of products sold decreased revenues approximately $1.0 million ; and

▪	a stronger average U.S. dollar unfavorably impacted the translation of revenues approximately $1.0 million.
Segment Income and Gross Profit
For the six months ended June 30, 2019 and 2018, segment income and our reconciliation of segment income to gross profit are presented below:

	For the six months ended
	June 30, 2019	June 30, 2018	Change	% Change
Segment income:	(dollars in millions)
North America	$131.5	$113.1	$18.4	16%
Europe	69.7	70.6	(0.9)	(1)
Asia Pacific	17.7	9.1	8.6	95
Total segment income	218.9	192.8	26.1	14
Items excluded from segment income and included in gross profit:
Depreciation	(64.7)	(63.1)	(1.6)	3
Start-up costs	(5.1)	(26.8)	21.7	(81)
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	68.1	60.0	8.1	14
Realized (gains) losses on derivative financial instruments	(30.8)	0.8	(31.6)	(3,950)
Other	2.3	0.2	2.1	1,050
Gross profit	$188.7	$163.9	$24.8	15%

* Result is not meaningful
North America Segment Income
North America segment income for the six months ended June 30, 2019 increased $18.4 million compared to the six months ended June 30, 2018. This increase was primarily due to improved rolling margins, favorable metal spreads and scrap availability that increased segment income approximately $65.0 million.
This increase was partially offset by the following:

▪
an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $19.5 million. 2018 metal lag was favorably impacted by a substantially higher Midwest Premium;

▪
cost inflation, primarily from wages, and unfavorable productivity combined to decrease segment income approximately $18.0 million. The unfavorable productivity included the absorption of certain costs that were classified as start-up expenses in the prior year period, which more than offset productivity in our continuous cast operations; and

▪
an unfavorable year-over-year change in manufacturing cost absorption of approximately $10.0 million more than offset the favorable impact of higher volumes resulting in a decrease to segment income of approximately $8.0 million. The prior year period’s results benefited from an inventory build at our Lewisport facility as part of the automotive ramp-up which led to improved manufacturing cost absorption. We did not recognize such favorable absorption in the current year period.The impact of the increasing autobody sheet shipments on segment income was negatively impacted by costs that were classified as start-up expense in the prior year period.

Europe Segment Income
Europe segment income for the six months ended June 30, 2019 decreased $0.9 million compared to the six months ended June 30, 2018. This decrease was primarily due to the following:

▪	an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $7.6 million; and

▪	cost inflation, primarily from wages, and unfavorable productivity decreased segment income approximately $8.0 million.
These decreases were substantially offset by the following:

▪	an improved mix of products sold more than offset the decrease in volumes, and increased segment income approximately $12.0 million; and

▪	the net impact of currency changes increased segment income approximately $1.0 million.
Asia Pacific Segment Income
Asia Pacific segment income for the six months ended June 30, 2019 increased $8.6 million compared to the six months ended June 30, 2018. This increase was primarily due to the following:

▪	higher volumes and an improved mix of aerospace shipments increased segment income approximately $7.0 million; and

▪	the net impact of currency changes increased segment income approximately $2.0 million.
These increases were partially offset by inflation that decreased segment income approximately $1.0 million.
Liquidity and Capital Resources
Liquidity at June 30, 2019 was $407.6 million, which consisted of $324.3 million of availability under the ABL Facility (as defined below), $77.2 million of cash and $6.1 million of cash restricted for payments of the China Loan Facility. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices.
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
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows
The following table summarizes our net cash (used) provided by operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	For the six months ended
	June 30, 2019	June 30, 2018
Net cash (used) provided by:	(in millions)
Operating activities	$(39.5)	$(106.9)
Investing activities	(53.9)	(51.5)
Financing activities	61.2	119.7
Cash Flows from Operating Activities
Cash flows used by operating activities were $39.5 million for the six months ended June 30, 2019, which resulted from $92.8 million of cash from earnings and a $132.4 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included an increase of $87.6 million in accounts receivable and decreases of $40.3 million and $13.2 million in accounts payable and accrued and other liabilities, respectively. These changes were partially offset by a $7.9 million decrease in inventory. The increase in accounts receivable was due primarily to increased seasonal sales volume. While our average days sales outstanding (“DSO”) for the twelve months ended June 30, 2019 remained consistent with the average DSO for the year ended December 31, 2018, the revenues in the month of June 2019 were approximately $80.0 million higher than the month of December 2018, leading to the increased accounts receivable. The decrease in accounts payable is primarily due to the timing of payments. Our average days payables outstanding (“DPO”) for the twelve months ended June 30, 2019 decreased slightly from the average DPO for the year ended December 31, 2018. The decrease in accrued and other liabilities was primarily attributable to interest payments during the period and the payment of 2018 incentive compensation accruals during the first six months of 2019. Our average days inventory outstanding (“DIO”) for the twelve months ended June 30, 2019 increased slightly from the average DIO for the year ended December 31, 2018.
Cash flows used by operating activities were $106.9 million for the six months ended June 30, 2018, which resulted from $56.9 million of cash from earnings and a $163.8 million use of cash related to an increase in net operating assets. The significant components of the change in net operating assets included increases of $134.5 million, $104.0 million, $41.7 million and $31.4 million in accounts receivable, inventory, accounts payable and accrued and other liabilities, respectively. The increases in accounts receivable and accounts payable were due primarily to increased seasonal sales volume and higher aluminum prices. While our average DSO for the twelve months ended June 30, 2018 remained consistent with the average DSO for the year ended December 31, 2017, revenues in the month of June 2018 were approximately $125.0 million higher than the month of December 2017, leading to the increased accounts receivable. While our average DPO for the twelve months ended June 30, 2018 remained consistent with the average DPO for the year ended December 31, 2017, the sanctions levied against Rusal Plc in 2018 shortened the payment terms on accounts payable in Europe. The increase in inventory was primarily due to the seasonal build of inventory, an increase in aluminum prices and increased inventory in North America related to the ramp-up of automotive production, partially offset by working capital optimization efforts in Europe. Our average DIO for the twelve months ended June 30, 2018 decreased from the average DIO for the year ended December 31, 2017. The increase in accrued and other liabilities was primarily due to deferred revenue associated with $60.0 million of capacity reservation fees received in the first half of 2018, partially offset by interest payments.
Cash Flows from Investing Activities
Cash flows used by investing activities were $53.9 million for the six months ended June 30, 2019, primarily related to capital expenditures.
Cash flows used by investing activities were $51.5 million for the six months ended June 30, 2018, primarily related to capital expenditures.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $61.2 million for the six months ended June 30, 2019, which resulted from an additional $72.6 million of net borrowings under the ABL Facility, partially offset by $5.5 million of scheduled repayments of the Term Loan Facility (as defined below) and $3.5 million of scheduled repayments on the Zhenjiang Term Loans.
Cash flows provided by financing activities were $119.7 million for the six months ended June 30, 2018, which resulted from net cash proceeds of $1,483.0 million from the debt refinancing we completed in the second quarter of 2018. These proceeds were partially offset by the redemption of the Prior Notes, which totaled $1,286.7 million including the prepayment premiums, net cash repayments of $52.4 million on outstanding borrowings under the ABL Facility, $18.4 million of debt issuance costs related to the debt refinancing and $3.7 million of scheduled repayments on the Zhenjiang Term Loans.
Description of Indebtedness
On June 25, 2018, Aleris International completed a debt refinancing, pursuant to which Aleris International (i) raised $1,500.0 million in new debt financing, consisting of (A) a new senior secured first lien term loan in an aggregate principal amount of $1,100.0 million (the “Term Loan Facility”) and (B) $400.0 million aggregate principal amount of newly issued 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”), (ii) amended its existing ABL Facility (the “ABL Amendment”), and (iii) used the net proceeds of the new debt financing to (A) redeem all of its Prior Notes, (B) repay a portion of its outstanding borrowings under the ABL Facility and (C) pay related fees and expenses.
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of June 30, 2019.
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
If Aleris International or any restricted subsidiary consummates one or more asset sales generating net proceeds in excess of $35.0 million in the aggregate at any time after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
If Aleris International experiences a “change of control” as specified in the 2023 Junior Priority Notes Indenture at any time after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all, but not less than all, of the 2023 Junior Priority Notes at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
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
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantor Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of June 30, 2019.
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
As of June 30, 2019, we estimate that the borrowing base would have supported borrowings of up to $675.2 million. We had outstanding borrowings of $325.5 million under the ABL Facility as of June 30, 2019. After giving effect to outstanding borrowings and letters of credit, Aleris International had $324.3 million available for borrowing under the ABL Facility.
The ABL Facility is secured by a first-priority lien over the ABL Collateral and is also secured by a third-priority lien (ranking junior to the lien therein in favor of the Term Loan Facility and the 2023 Junior Priority Notes) over the Term Loan Collateral, in each case excluding certain assets and subject to permitted liens.
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of June 30, 2019.
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
Redemption of Prior Notes
As part of the debt refinancing discussed above, Aleris International redeemed in full the aggregate principal amount of its former 7 7/8% senior notes due 2020 (the “2020 Notes”) and 9½% senior secured notes due 2021 (the “2021 Notes” and, together with the 2020 Notes, the “Prior Notes”). The 2020 Notes were redeemed at a redemption price equal to 101.969% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018, and the 2021 Notes were redeemed at a redemption price equal to 104.750% of the principal amount thereof, plus accrued and unpaid interest to June 25, 2018.

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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $29.0 million U.S. dollar term loan facility, an RMB 860.5 million (or equivalent to approximately $125.3 million as of June 30, 2019) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $59.7 million as of June 30, 2019) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future.
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2019. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the three and six months ended June 30, 2019 and 2018, our reconciliation of Adjusted EBITDA to net income (loss) and net cash provided (used) by operating activities is presented below.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)
Adjusted EBITDA	$108.0	$84.8	$192.7	$138.5
Unrealized gains (losses) on derivative financial instruments	12.0	(20.2)	(18.9)	13.5
Restructuring charges	(0.6)	(0.9)	(1.6)	(1.9)
Unallocated currency exchange gains on debt	(0.7)	(2.4)	0.1	(1.3)
Stock-based compensation expense	(2.5)	(0.3)	(2.5)	(0.7)
Start-up costs	(2.6)	(22.9)	(5.9)	(38.9)
Favorable metal price lag	—	25.9	7.4	34.9
Loss on extinguishment of debt	—	(48.9)	—	(48.9)
Other	(5.9)	10.7	(11.7)	9.1
EBITDA	107.7	25.8	159.6	104.3
Interest expense, net	(40.6)	(34.7)	(79.8)	(68.5)
Provision for income taxes	(7.4)	(3.9)	(18.9)	(9.3)
Depreciation and amortization	(35.1)	(34.1)	(69.7)	(68.8)
Net income (loss)	24.6	(46.9)	(8.8)	(42.3)
Depreciation and amortization	35.1	34.1	69.7	68.8
Provision for deferred income taxes	3.1	0.2	5.2	1.8
Stock-based compensation expense	2.5	0.3	2.5	0.7
Unrealized (gains) losses on derivative financial instruments	(12.0)	20.2	18.9	(13.5)
Amortization of debt issuance costs	2.3	0.6	4.6	1.3
Loss on extinguishment of debt	—	48.9	—	48.9
Non-cash gain	—	(11.1)	—	(11.1)
Other	1.5	2.7	0.7	2.3
Change in operating assets and liabilities:
Change in accounts receivable	20.8	(50.1)	(87.6)	(134.5)
Change in inventories	2.1	(43.1)	7.9	(104.0)
Change in other assets	4.8	20.0	0.9	1.6
Change in accounts payable	(30.5)	(3.2)	(40.3)	41.7
Change in accrued and other liabilities	18.7	(44.6)	(13.2)	31.4
Net cash provided (used) by operating activities	$73.0	$(72.0)	$(39.5)	$(106.9)
For the three and six months ended June 30, 2019 and 2018, our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)
Revenues	$916.7	$930.6	$1,793.7	$1,732.9
Hedged cost of metal	(503.1)	(537.0)	(985.0)	(1,004.9)
Favorable metal price lag	—	(25.9)	(7.4)	(34.9)
Commercial margin	$413.6	$367.7	$801.3	$693.1
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
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2019.
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
As of June 30, 2019, we had 154.7 thousand metric tons and 304.5 thousand metric tons of metal buy and metal sell derivative contracts, respectively. As of December 31, 2018, we had 165.0 thousand metric tons and 293.0 thousand metric tons of metal buy and metal sell derivative contracts, respectively.
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
Under our natural gas derivative contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2019 and December 31, 2018, we had 4.1 trillion and 4.6 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of June 30, 2019 and December 31, 2018, we had 3.5 million and 4.3 million gallons of diesel fuel swap contracts outstanding, respectively.

Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our unaudited consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the operating results of our European and Asia Pacific operations to fluctuations in the euro and renminbi as sales contracts are generally in U.S. dollars while the costs of production are in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in currencies may have on our business we have entered into forward currency contracts. As of June 30, 2019 and December 31, 2018, we had euro forward contracts covering a notional amount of €62.6 million and €77.6 million, respectively.
Interest Rate Risks
As of June 30, 2019, approximately 78% of our debt obligations had variable interest rates. We are subject to interest rate risk related to the Term Loan Facility, the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2019, Aleris International had $1,089.0 million and $325.5 million of borrowings under the Term Loan Facility and the ABL Facility, respectively, and Aleris Zhenjiang had $154.3 million of borrowings under the Zhenjiang Term Loans. In the third quarter of 2018, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 million of the Term Loan Facility for the period of October 31, 2018 through June 28, 2019. At June 30, 2019, we had no interest rate swaps outstanding.
We estimate that if the market interest rates would have increased by 10%, our interest expense for the six months ended June 30, 2019 would have increased by approximately $1.9 million, excluding the impact of any interest rate derivative instruments.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2019 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2019:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$8.8	$(28.4)
Energy	(1.0)	(1.9)
Currency	(4.7)	(7.3)
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the second quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ALERIS CORPORATION

Date:	August 7, 2019	By:	/s/ ERIC M. RYCHEL
		Name:	Eric M. Rychel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)