Form 10-K
period 2019-12-31
Aleris Corp
filed 2020-03-18
CIK 1518587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant is a privately held corporation. As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
There were 32,527,026 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 15, 2020.
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
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0 million, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated. See the Company’s Current Report on Form 8-K filed on July 27, 2018 for a more detailed discussion of the definitive agreement and the transactions contemplated thereby, including the Merger. See Item 1A. – “Risk Factors – Risks Related to Our Business – The closing of the Merger is subject to customer closing conditions as well as other uncertainties, and the Merger may not be completed.”
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
Company Overview
We are a global leader in the manufacture and sale of aluminum rolled products, with 13 production facilities located throughout North America, Europe and China. Our product portfolio ranges from the most technically demanding heat treated plate and sheet used in mission-critical applications to sheet produced through our low-cost continuous cast process. We possess a combination of technically advanced, flexible and low-cost manufacturing operations supported by an industry-leading research and development (“R&D”) platform. Our facilities are strategically located to serve our customers globally. Our diversified customer base includes a number of industry-leading companies such as Airbus, Audi, Boeing, Bombardier, Daimler, Embraer, Ford, General Motors and Volvo. Our technological and R&D capabilities allow us to produce the most technically demanding products, many of which require close collaboration and, in some cases, joint development with our customers. For the year ended December 31, 2019, we generated revenues of $3.4 billion, of which approximately 63% were derived from North America, 27% were derived from Europe and the remaining 10% were derived from the rest of the world.
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
See Note 17, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for financial and geographic information about our segments.
The following charts present the percentage of our consolidated revenue by reportable segment and by end-use for the year ended December 31, 2019:
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
We have substantially completed our project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center. We have also invested in upgrades to other key equipment at this facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. We believe the investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.
In connection with the North America ABS Project, the segment has incurred costs associated with start-up activities, including the design and development of new products and processes, commissioning equipment upgrades, qualification of products, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs were historically excluded from segment Adjusted EBITDA and segment income. The North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018 and for the second CALP during the third quarter of 2019. The majority of the costs previously classified as start-up costs have been included in segment Adjusted EBITDA and segment income since the third quarter of 2018.
We have the largest footprint of continuous cast operations of any aluminum rolled products producer in North America. Our continuous cast operations have lower capital requirements and lower operating costs compared to our direct-chill cast operations.
For our continuous cast operations, scrap input typically comprises over 90% of our overall metal needs, which provides substantial benefits, including metal cost savings. For the year ended December 31, 2019, approximately 97% of our North America revenues were derived using a formula pricing model which allows us to pass through risks from the volatility of aluminum price changes by charging a market-based aluminum price plus a conversion fee.
Our North America segment produces rolled aluminum products ranging from thickness (gauge) of 0.002 to 0.249 inches in widths of up to 84 inches. The following table summarizes our North America segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Building and construction (roofing, rainware and siding)	• American Construction Metals, First American, Gentek Building Products, Kaycan, Midwest Metals, Omnimax, Ply Gem Industries, Service Partners Gutter Supply, Rollex	• Jupiter Aluminum, JW Aluminum, Arconic, Vulcan, Oman Aluminum Rolling Company
• Automotive	• General Motors, Ford, Tesla	• Arconic, Novelis, Constellium, Nanshan, AMAG, UACJ
• Metal distribution	• Champagne Metals, Metals USA, Reliance, Ryerson, Wieland Metal Services, Thyssenkrupp-KenMac	• Arconic, Novelis, Constellium, Ta-Chen, Asian-American, Metal Exchange, Texarkana, Garmco, Hulamin, Alumindo Light Metal
• Truck trailer	• Hyundai Translead, Rockwell Metals, Utility Trailer, Aluminum Line Products	• Arconic, Constellium, Novelis
• Consumer durables, specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	• ABB, Brunswick Boat Group, Ermco Distribution Transformers, Generation III, RPR Products	• Arconic, Gränges, JW Aluminum, Novelis, Skana Aluminum, Constellium
• Converter foil, fins and tray materials	• Chart Energy & Chemicals, Handi-foil of America, Reynolds	• JW Aluminum, Gränges, Novelis, Rusal, Kibar Americas
Key operating and financial information for the segment is presented below:

North America	For the years ended December 31,
(Dollars in millions, volumes in thousands of tons)	2019	2018	2017
Metric tons of finished product shipped	517.4	517.5	462.0
Revenues	$1,935.0	$1,915.7	$1,467.8
Segment income (1)	$259.8	$196.0	$88.0
Segment Adjusted EBITDA (1)(2)	$257.0	$162.1	$96.5
Total segment assets	$1,467.7	$1,460.0

(1)
Segment income and segment Adjusted EBITDA exclude start-up operating losses and expenses incurred during the start-up period. For the years ended December 31, 2019, 2018 and 2017, start-up costs were $7.8 million, $45.3 million and $66.6 million, respectively.

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
Our Europe segment produces rolled aluminum products ranging from thickness (gauge) of 0.00031 to 11.0 inches in widths of up to 138 inches. The following table summarizes our Europe segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate and sheet	• Airbus, Boeing, Bombardier, Dassault, Embraer	• Arconic, AMAG, Constellium, Kaiser
• Autobody sheet (inner, outer and structural parts)	• Audi, Daimler, Renault, Volvo, VW Group	• AMAG, Constellium, Hydro, Novelis, Profilglass, Maaden, Nanshan
• Clad brazing sheet (heat exchanger materials for automotive and general industrial)	• Mahle, Dana, Denso, Hanon, Modine, Chart	• Arconic, AMAG, Gränges, Hydro, UACJ
• Industrial plate and sheet (tooling, molding, road & rail, shipbuilding, LNG, silos, anodizing qualities for architecture, multi-layer tubing, and general industry)	• Amari Group, Amco, Euramax, Gilette, Henco, Linde, Multivac, RemiClaeys, SAG, Thyssenkrupp	• Arconic, AMAG, Constellium, Hydro, Novelis, Elval. Aludium, Zhongwang, Nanshan
Key operating and financial information for the segment is presented below:

Europe	For the years ended December 31,
(Dollars in millions, volumes in thousands of tons)	2019	2018	2017
Metric tons of finished product shipped	310.8	330.4	317.3
Revenues	$1,275.9	$1,407.4	$1,300.7
Segment income	$130.1	$129.8	$127.4
Segment Adjusted EBITDA (1)	$125.1	$128.7	$127.7
Total segment assets	$719.7	$736.4

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
The Zhenjiang rolling mill commenced operations in the first quarter of 2013 and achieved Nadcap certification, an industry standard for the production of aerospace aluminum, in 2014. Since then, the Zhenjiang rolling mill has received qualifications from several industry-leading aircraft manufacturers, including Airbus, Boeing, Bombardier and COMAC, and is one of few facilities in Asia capable of meeting the exacting standards of the global aerospace industry.
We expect demand for aluminum plate in Asia to grow, driven by the development and expansion of industries serving aerospace, semiconductor, rail and other technically demanding applications. In anticipation of this demand, we built the

Zhenjiang rolling mill with 250,000 tons of annual hot mill capacity and the capability to both expand into other high growth and high value-added products, including ABS, clad brazing sheet and other technically demanding products, as well as produce additional aerospace and heat treated plate with modest incremental investment. We recently expanded our aerospace offerings by investing in machining equipment, and are introducing advanced alloys to allow for the production of pre-machined plates for commercial aircraft wings to be used in the aerospace industry, commercial shipments of which commenced in the second half of 2019.
The following table summarizes our Asia Pacific segment’s principal products, end-uses, major customers and competitors:

Principal end use/product category	Major customers	Competitors

• Aerospace plate	• Airbus, Bombardier, Boeing, All Metal Services, Castle Metals, AVIC, Comac, Korean Aerospace Industries, Thyssenkrupp Aeropsace	• Arconic, Constellium, Kaiser, Nanshan, Chinalco, Kumz, SWA, NELA
• Heat treated plate	• Clinton Aluminum, Hengtai, Jusung, Thyssenkrupp, Huahang	• Arconic, AMAG, Alro, Constellium, Kaiser, Kumz, Nanshan, UACJ, Zhongwang
• Non-heat treated plate	• Kobelco Precision Parts, Korean Non Ferrous, Tozzhin	• UACJ, Alnan, SWA, NELA, Zhongwang, Nanshan, Kobelco
Key operating and financial information for the segment is presented below:

Asia Pacific	For the years ended December 31,
(Dollars in millions, volumes in thousands of tons)	2019	2018	2017
Metric tons of finished product shipped	35.1	29.4	26.9
Revenues	$186.6	$148.8	$122.3
Segment income	$44.0	$23.6	$15.0
Segment Adjusted EBITDA (1)	$42.7	$22.2	$12.6
Total segment assets	$345.7	$340.2

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
Sales and Marketing
We sell our products to end-users and distributors, principally for use in the aerospace, automotive, building and construction, truck trailer, consumer durables, other general industrial and distribution industries. Backlog as of December 31, 2019 and 2018 was approximately $102.7 million and $88.1 million, respectively, for North America, $222.0 million and $251.2 million, respectively, for Europe, and $70.5 million and $86.0 million, respectively, for Asia Pacific.

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
Raw Materials and Supplies
A significant portion of the aluminum metal used by our North America segment is purchased aluminum scrap that is acquired from aluminum scrap dealers or brokers. We believe that our North America segment is one of the largest users of aluminum scrap (other than beverage can scrap) in North America. The remaining metal requirements of this segment are met with purchased primary metal and rolling slab, including metal produced in the U.S. and internationally.
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
Energy Supplies
Our operations are fueled by natural gas and electricity, which represent a large component of our cost of sales. We purchase the majority of our natural gas and electricity on a spot-market basis. However, in an effort to acquire the most favorable energy costs, we have secured some of our natural gas and electricity at fixed price commitments. We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our natural gas requirements.
Research and Development
Our research and development organization includes three centers in Europe, one in North America and one in Asia, with a support staff focused on new product and alloy offerings and process performance technology. Research and development expenses were $17.4 million, $18.4 million and $16.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Employees
As of December 31, 2019, we had a total of approximately 5,600 employees, which included approximately 1,900 employees engaged in administrative and supervisory activities and approximately 3,700 employees engaged in manufacturing, production and maintenance functions. In addition, collectively, approximately 64% of our U.S. employees and substantially all of our non-U.S. employees were covered by collective bargaining agreements. We believe our labor relations with employees have been satisfactory.
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
Our aggregate accrual for environmental matters was $24.5 million and $25.6 million at December 31, 2019 and 2018, respectively. Of these amounts, approximately $9.9 million and $11.9 million are indemnified at December 31, 2019 and 2018, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our financial condition, results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
In addition, we have asset retirement obligations of $6.8 million for both of the years ended December 31, 2019 and 2018 for costs related to the future removal of asbestos and costs to remove underground storage tanks. The related asset retirement costs are capitalized as long-lived assets (asset retirement cost), and are being amortized over the remaining useful life of the related asset. See Note 2, “Summary of Significant Accounting Policies,” and Note 10, “Asset Retirement Obligations,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills. If salt cake was ever classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase, which could result in significant increased expenditures.
Financial Information About Geographic Areas
See Note 17, “Segment and Geographic Information,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
The consummation of the Merger is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the representations and warranties of the parties being true and correct, except as permitted by the agreement governing the Merger, (ii) the parties’ performance in all material respects of their respective covenants and other obligations, and (iii) the expiration or termination of the applicable Hart-Scott-Rodino waiting period and the receipt of certain foreign regulatory approvals. The Merger is not subject to a financing condition. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be consummated. Several of the closing conditions are not within our control, and it is not known whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. In addition, the outside date in the Merger Agreement of January 21, 2020 has passed. If the closing conditions are not satisfied, or if another event occurs that delays or prevents the Merger, or if the Merger Agreement is validly terminated, our business, financial condition and results of operations may be materially and adversely affected.
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
We derive a portion of our revenues from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in the general economy. The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of the U.S. and global economies and numerous other factors, including the availability of financing, regulatory requirements, the retirement of older aircraft and the effects of terrorism. A number of major airlines have consolidated, undergone bankruptcy or comparable insolvency proceedings and experienced financial strain from competitive pressures and volatile fuel prices. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, production issues and delays in the launch of new aircraft programs at major aircraft manufacturers, stock variations in the supply chain, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could materially adversely affect our financial condition and results of operations. For example, the grounding of the Boeing 737 MAX may have a negative impact on demand.
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
Our business is exposed to risks related to customer concentration. Our ten largest customers were responsible for less than 38% of our consolidated revenues for the year ended December 31, 2019. No one customer accounted for more than 11% of those revenues. A loss of order volumes from, a loss of industry share by, or a significant downturn or deterioration in the business or financial condition of, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. If we fail to successfully maintain, renew, renegotiate or re-price our long-term agreements or related arrangements with our largest customers, or if we fail to successfully replace business lost from any such customers, our results of operations, financial condition and cash flows could be materially adversely affected.
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
Approximately 64% of our consolidated revenues for the year ended December 31, 2019 were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.

Our business requires substantial capital investments that we may be unable to fulfill, and we may be unable to timely complete our expected capital investments or may be unable to achieve the anticipated benefits of such investments.
Our operations are capital intensive. Our capital expenditures were $125.7 million, $108.2 million and $207.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. There can be no assurance that we will be able to complete our capital expenditure projects, which includes spending related to maintenance and strategic investments, on schedule or at all, or that we will be able to execute such projects quickly enough to respond to changing industry conditions or that we will be able to achieve the anticipated benefits of such capital expenditures. In particular, our capital expenditure projects may not result in the improvements in our business that we anticipate and the realization of any return on these projects is dependent on a number of factors, including general economic conditions, customer preferences and other events beyond our control, whether our assumptions in making the investment were correct and changes in the factors underlying our investment decision. In addition, if we are unable to, or determine not to, complete any capital expenditure project, or such projects are delayed, we will not realize the anticipated benefits of such investments, which may adversely affect our business, financial condition and results of operations.
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
Since the start of operations at the Zhenjiang rolling mill, we have been required to fund the majority of the rolling mill’s capital expenditures, working capital, and principal and interest on third party debt. In recent years, the profitability and cash flow generation of the Zhenjiang rolling mill has improved significantly. Consequently, the funding, obtained from capital provided by us, was limited to $11.0 million in 2019. We may need to provide the rolling mill with our own or other sources of additional capital in the future.
We also have an RMB 410.0 million (or equivalent to approximately $58.8 million as of December 31, 2019) revolving credit facility (the “Zhenjiang Revolver”) provided by the People’s Bank of China. As of December 31, 2019, we had no amounts outstanding under the Zhenjiang Revolver. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese region. In addition, we have to meet certain conditions to be able to draw on the Zhenjiang Revolver. We cannot be certain that we will be able to draw any amounts committed under the Zhenjiang Revolver in the future. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to fund the anticipated working capital needs of the Zhenjiang rolling mill. To the extent that funding is not available under the Zhenjiang Revolver, we may need to further increase the amount of capital necessary to fund the Zhenjiang rolling mill from our own or other sources of capital. The availability of financing, as well as future actions or policies of the Chinese government, could materially affect the funding of our working capital and other capital needs in China, which may diminish or delay our ability to produce and sell material from the Zhenjiang rolling mill.
Our operations in China may be materially adversely affected by economic, political, legal, regulatory, competitive and other factors in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. Our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new and/or vague and uncertain. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China also experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and the retention of adequate labor may be a challenge for our operations in China. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. In addition, any political or trade controversies between the United States and China could adversely affect our operations in China, which in turn could affect our business, financial condition and results of operations. Additionally, public health crises in China could adversely affect our operations in China, which in turn could affect our business, financial condition and results of operations. For example, in December 2019, a strain of the coronavirus disease 2019 (“COVID-19”) surfaced in Wuhan, China that has resulted in travel disruption and affected certain companies’ operations in China.
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

In addition, the United Kingdom left the European Union (Brexit) on January 31, 2020, with a transition period up to December 31, 2020 in which the status quo is expected to be largely unchanged. Brexit could have implications on economic conditions globally as a result of changes in policy direction which may in turn influence the economic outlook for the European Union and its key trading partners. There can be no assurance that the actions we have taken or may take in response to global economic conditions more generally may be sufficient to counter any continuation or recurrence of the downturn or disruptions. A significant global economic downturn or disruptions in the financial markets would have a material adverse effect on our operations or financial performance.
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

▪	currency exchange rate fluctuations;

▪	tariffs and other trade barriers;

▪	the potential for nationalization of enterprises or government policies favoring local production;

▪	renegotiation or nullification of existing agreements;

▪	interest rate fluctuations;

▪	high rates of inflation;

▪	currency restrictions and limitations on repatriation of funds;

▪	compliance with privacy and data security laws, such as the European Union’s General Data Protection Regulation;

▪	differing protections for intellectual property and enforcement thereof;

▪	differing and, in some cases, more stringent labor regulations;

▪	an outbreak of disease or similarly public health threat, such as the existing threat of COVID-19, particularly as it may impact our operations and supply chain in China;

▪	divergent environmental laws and regulations; and

▪	political, economic and social instability.
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
Our business and operations, and the operations of our customers, may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, the recent outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe to many countries in which we do business and is impacting worldwide economic activity. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we or our customers, suppliers and other business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers, suppliers or other business partners. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, customers, suppliers or other business partners, the continued spread of COVID-19, the measures taken by the governments of affected countries, actions taken to protect employees, and the impact of the pandemic on various business activities in affected countries could adversely affect our results of operations and financial condition.
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
New governmental regulation relating to greenhouse gas emissions and physical impacts of climate change, such as extreme weather conditions, may subject us to significant new costs and restrictions on our operations.
Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. New laws enacted could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on the availability or raw materials, our operations or demand for our products), any of which could have a material adverse effect on our business, financial condition and results of operations. There are legislative and regulatory initiatives in various jurisdictions that would regulate greenhouse gas emissions through a carbon tax or a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing facilities, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing facilities use significant amounts of energy, including electricity and natural gas, and certain of our facilities emit amounts of greenhouse gas above certain minimum thresholds that are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, capital expenditures and insurance premiums or deductibles, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future global emission regulation appears likely, it is too early to predict how this regulation may affect our business, operations or financial results.
The potential physical impacts of climate change or extreme weather conditions on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changing sea levels, changing storm patterns, increased frequency and intensities of storms, changing rainfall patterns, changing temperature levels, and shortages of water or other natural resources. Effects such as these may adversely impact the cost, production and financial performance of our operations.
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
Our U.S. defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and within our North America segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. Our funding policy for the U.S. defined benefit pension plans is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. All of the minimum funding requirements of the U.S. Internal Revenue Code (“Code”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), for these plans have been met as of December 31, 2019, at which time, the U.S. defined benefit pension plans, in the aggregate, were underfunded (on a Generally Accepted Accounting Principles in the United States of America (“GAAP”) basis) by approximately $47.4 million. The liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. The current underfunded status of the U.S. defined benefit plans requires us to notify the Pension Benefit Guaranty Corporation (“PBGC”) of certain “reportable events” (within the meaning of ERISA), including if we pay certain extraordinary dividends. Under Title IV of ERISA, the PBGC has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. We believe it is unlikely that the PBGC would terminate any of our plans, which would result in our incurring a liability to the PBGC that could be equal to the entire amount of the underfunding. However, in the event we increase our indebtedness and/or pay an extraordinary dividend, the PBGC could enter into a negotiation with us that could cause us to materially increase or accelerate our funding obligations under our U.S. defined benefit pension plans. The occurrence of either of those actions could have an adverse effect on our financial condition, results of operations and ability to satisfy our obligations under our indebtedness.
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
The Company is subject to income taxes in the United States and various foreign jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, or disputes with taxing authorities, could affect the Company’s business, financial condition and profitability by increasing our tax liabilities and tax compliance costs. The Company’s future results of operations could be adversely affected by changes in its effective tax rate as a result of a change in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles and changes in the valuation of deferred tax assets and liabilities. In particular, the Tax Cuts and Jobs Act (H.R. 1), which was signed into law on December 22, 2017, made extensive changes to the U.S. tax laws and, among other things, limits our annual deduction for business interest expense to an amount equal to 30% of our “adjusted taxable income” (as defined in the Code) for the taxable year. We expect to be significantly impacted by the limitation on the deductibility of business interest expense, though we expect to offset this impact through utilization of our net operating losses.
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
We have substantial consolidated debt and, as a result, significant debt service obligations. As of December 31, 2019, our total consolidated indebtedness was $2.0 billion, excluding $25.4 million of outstanding letters of credit. We also would have had the ability to borrow up to $290.8 million under the ABL Facility. Aleris Zhenjiang has a $58.8 million (on a U.S. dollar equivalent subject to exchange rate fluctuations) revolving credit facility, none of which was borrowed at December 31, 2019. Aleris Zhenjiang is an unrestricted subsidiary and non-guarantor under the indenture governing the $400.0 million aggregate principal amount of the 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”) and the credit agreement governing the senior secured first-lien term loan in an aggregate principal amount of $1,100 million (the “Term Loan Facility”).
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
We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. As of December 31, 2019, we had $1,373.5 million of debt that was indexed to LIBOR. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and/or magnified. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
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
(1)Two facilities at this location.
    The following table presents the average operating rates for each of our three operating segments’ facilities for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
Segment	2019	2018	2017
North America	78%	80%	70%
Europe	84	89	86
Asia Pacific	97	97	84

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
Holders
As of February 15, 2020, there were 206 holders of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA.
The following table presents the selected historical financial and other operating data of the Company derived from our consolidated financial statements. The audited consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2019, 2018 and 2017 and the audited consolidated balance sheet as of December 31, 2019 and 2018 are included elsewhere in this annual report on Form 10-K. See Item 8. – “Financial Statements and Supplementary Data.”
We have reported the recycling and specification alloys and extrusions businesses as discontinued operations for all periods presented, and reclassified the results of operations of these businesses into a single caption on the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of tax.” Except as otherwise indicated, the discussion of the Company’s business and financial information throughout this annual report on Form 10-K refers to the Company’s continuing operations and the financial position and results of operations of its continuing operations, while the presentation and discussion of our cash flows for the year ended December 31, 2015 reflects the combined cash flows from our continuing and discontinued operations.
The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated audited financial statements and the notes included elsewhere in this annual report on Form 10-K, as well as other financial information included in this annual report on Form 10-K.

(Dollars in millions, metric tons in thousands)	For the years ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data (a):
Revenues	$3,375.9	$3,445.9	$2,857.3	$2,633.9	$2,917.8
Operating income (loss)	180.6	110.2	(11.1)	54.7	(8.3)
Income (loss) from continuing operations before income taxes	19.5	(73.1)	(174.0)	(32.3)	(95.0)
Net (loss) income attributable to Aleris Corporation	(11.8)	(91.6)	(210.6)	(75.6)	48.7
Balance Sheet Data (at end of period) (a):
Cash and cash equivalents	$54.6	$108.6	$102.4	$55.6	$62.2
Total assets	2,712.2	2,779.4	2,644.4	2,389.9	2,160.5
Total debt	1,957.4	1,928.3	1,780.5	1,466.2	1,118.3
Total Aleris Corporation stockholders’ (deficit) equity (b)	(61.2)	(27.1)	92.7	216.6	327.2

Other Financial Data:
Net cash provided (used) by:
Operating activities	$46.7	$22.3	$(31.4)	$12.0	$119.5
Investing activities	(126.7)	(110.2)	(210.7)	(354.6)	273.7
Financing activities	27.1	97.7	290.5	338.1	(359.9)
Depreciation and amortization	142.6	139.7	115.7	104.9	123.8
Capital expenditures	(125.7)	(108.2)	(207.7)	(358.1)	(313.6)

Other Data (a):
Metric tons of finished product shipped:
North America	517.4	517.5	462.0	484.3	492.8
Europe	310.8	330.4	317.3	326.7	313.6
Asia Pacific	35.1	29.4	26.9	22.2	21.8
Intra-entity shipments	(5.3)	(4.7)	(6.6)	(6.1)	(5.8)
Total	858.0	872.6	799.6	827.1	822.4

(a)
As a result of the divestitures of the recycling and specification alloys and extrusions businesses in 2015, the Company has presented the results of operations and financial position of these former businesses as discontinued operations for all periods presented.

(b)	We paid $11.3 million in dividends to our stockholders during the year ended December 31, 2018, $11.1 million of which was in the form of a special property dividend.
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

▪	our ability to generate sufficient cash flows to fund our operations and capital expenditure requirements and to meet our debt obligations;

▪	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry end-uses we serve;

▪	our ability to retain the services of certain members of our management;

▪	the loss of order volumes from any of our largest customers;

▪	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

▪	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19);

▪	variability in general economic and political conditions on a global or regional basis;

▪	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

▪	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

▪	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

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
Basis of Presentation
The financial information included in this annual report on Form 10-K represents our consolidated financial position as of December 31, 2019 and 2018 and our consolidated results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017.
Overview
This overview summarizes our MD&A, which includes the following sections:

▪	Our Business – a general description of our operations, recent strategic initiatives, the aluminum industry, our critical measures of financial performance and our operating segments;

▪	Fiscal 2019 Summary and Outlook – a discussion of the key financial highlights for 2019, as well as material trends and uncertainties that may impact our business in the future;

▪	Results of Operations – an analysis of our consolidated and segment operating results and production for the years presented in our consolidated financial statements;

▪	Liquidity and Capital Resources – an analysis and discussion of our cash flows and current sources of capital;

▪
Non-GAAP Financial Measures – an analysis and discussion of key financial performance measures, including EBITDA, Adjusted EBITDA and commercial margin, as well as reconciliations to the applicable generally accepted accounting principles in the United States of America (“GAAP”) performance measures;

▪	Exchange Rates – a discussion of our subsidiaries’ functional currencies and the related currency translation adjustments;

▪	Contractual Obligations – a summary of our estimated significant contractual cash obligations and other commercial commitments at December 31, 2019;

▪	Environmental Contingencies – a summary of environmental laws and regulations that govern our operations; and

▪	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require us to make estimates and judgments.
Potential Acquisition of Aleris Corporation
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0 million, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated. See the Company’s Current Report on Form 8-K filed on July 27, 2018 for a more detailed discussion of the definitive agreement and the transactions contemplated thereby, including the Merger. See Item 1A. – “Risk Factors – Risks Related to Our Business – The closing of the Merger is subject to customer closing conditions as well as other uncertainties, and the Merger may not be completed.”
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
London Metal Exchange (“LME”) aluminum prices and regional premium differentials (referred to as “Midwest Premium” in the U.S. and “Rotterdam Premium” in Europe) serve as the pricing mechanisms for both the aluminum we purchase and the products we sell. In addition, we depend on scrap for our operations, which is typically priced in relation to prevailing LME prices, but may also be priced at a discount to LME aluminum (depending upon the quality of the material supplied). Aluminum and other metal costs represented approximately 66% of our costs of sales for the year ended December 31, 2019. Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the years ended December 31, 2019, 2018 and 2017 were $1,792, $2,110 and $1,968, respectively. Average LME aluminum prices per ton in 2019 were approximately 15% lower than 2018. As our invoiced prices are, in most cases, established months prior to physical delivery, the impact of aluminum price changes on our revenues may not correspond to LME and regional premium price changes for the applicable period.
Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee) and derivative financial instruments.
As a result of using LME aluminum prices and regional premium differentials to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as aluminum prices change, we would expect the impact of these price changes on our profitability to be less significant. Approximately 88% of our sales for the year ended December 31, 2019 were generated from aluminum pass-through arrangements. In addition to using LME prices and regional premiums to establish our invoice prices to customers, we use derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum and regional premium prices can have a significant impact on our revenues. In assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings.
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
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also use various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. In addition, exchanges have only recently begun to offer derivative financial instruments to hedge premium differentials. These markets are becoming more liquid and we are beginning to use these markets in our risk management practices. At this time, however, derivative financial instruments are not available to effectively hedge against changing scrap prices. While we have limited our exposure to unfavorable aluminum price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At December 31, 2019, no cash collateral was posted. At December 31, 2018, $0.2 million of cash collateral was posted.
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
We have substantially completed our project to add autobody sheet (“ABS”) capabilities at our aluminum rolling mill in Lewisport, Kentucky (the “North America ABS Project”). We have invested approximately $425.0 million to build a new wide cold mill, two continuous annealing lines with pre-treatment (each, a “CALP”) and an automotive innovation center. We have also invested in upgrades to other key equipment at this facility, including upgrading our ingot scalper and pre-heating furnaces and widening the hot mill, to capture additional opportunities. We believe the investments position us to meet significant growth in demand for ABS in North America as the automotive industry pursues broader aluminum use for the production of lighter, more fuel-efficient vehicles.

In connection with the North America ABS Project, the segment has incurred costs associated with start-up activities, including the design and development of new products and processes, commissioning equipment upgrades, qualification of products, the manufacture of commissioning and qualification products, and the development of sales and marketing efforts necessary to enter this new end-use. These start-up costs were historically excluded from segment Adjusted EBITDA and segment income. The North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018 and for the second CALP during the third quarter of 2019. The majority of the costs previously classified as start-up costs have been included in segment Adjusted EBITDA and segment income since the third quarter of 2018.
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2019	2018	2017
North America	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	517.4	517.5	462.0

Revenues	$1,935.0	$1,915.7	$1,467.8
Hedged cost of metal	(1,043.9)	(1,127.8)	(895.7)
(Favorable) unfavorable metal price lag	(2.9)	(33.9)	8.5
Commercial margin	$888.2	$754.0	$580.6
Commercial margin per ton shipped	$1,716.5	$1,457.0	$1,256.6

Segment income	$259.8	$196.0	$88.0
(Favorable) unfavorable metal price lag	(2.9)	(33.9)	8.5
Segment Adjusted EBITDA (1)	$257.0	$162.1	$96.5
Segment Adjusted EBITDA per ton shipped	$496.6	$313.2	$208.8

Start-up costs	$7.8	$45.3	$66.6

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2019	2018	2017
Europe	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	310.8	330.4	317.3

Revenues	$1,275.9	$1,407.4	$1,300.7
Hedged cost of metal	(692.2)	(810.7)	(739.1)
(Favorable) unfavorable metal price lag	(5.0)	(1.0)	0.3
Commercial margin	$578.7	$595.7	$561.9
Commercial margin per ton shipped	$1,862.1	$1,797.3	$1,771.0

Segment income	$130.1	$129.8	$127.4
(Favorable) unfavorable metal price lag	(5.0)	(1.0)	0.3
Segment Adjusted EBITDA (1)	$125.1	$128.7	$127.7
Segment Adjusted EBITDA per ton shipped	$402.5	$388.4	$402.4

(1)	Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.

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
Key operating and financial information for the segment is presented below:

	For the years ended December 31,
	2019	2018	2017
Asia Pacific	(dollars in millions, except per ton measures, volume in thousands of tons)
Metric tons of finished product shipped	35.1	29.4	26.9

Revenues	$186.6	$148.8	$122.3
Hedged cost of metal	(93.4)	(78.9)	(63.5)
Favorable metal price lag	(1.3)	(1.4)	(2.4)
Commercial margin	$91.9	$68.5	$56.4
Commercial margin per ton shipped	$2,619.0	$2,326.7	$2,101.0

Segment income	$44.0	$23.6	$15.0
Favorable metal price lag	(1.3)	(1.4)	(2.4)
Segment Adjusted EBITDA (1)	$42.7	$22.2	$12.6
Segment Adjusted EBITDA per ton shipped	$1,216.9	$753.9	$469.7

(1) Amounts may not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Fiscal 2019 Summary
Listed below are key financial highlights for the year ended December 31, 2019 as compared to 2018:

▪
Our 2019 revenues decreased $70.0 million, or 2%, due in part to the lower average price of aluminum included in our invoiced prices and the stronger average U.S. dollar that unfavorably impacted the translation of our Europe and Asia-Pacific based revenues. These decreases were partially offset by improved margins and a favorable mix of products sold that more than offset a 2% decrease in volumes. The improved mix of products sold resulted from an increase in global aerospace volumes, which benefited from improved demand patterns and growth in Asia Pacific, and an increase in global automotive volumes, resulting from increased shipments of autobody sheet from our Lewisport facility.

▪	Losses from continuing operations were $11.8 million in 2019 compared to $91.6 million in 2018. Contributing to the decreased loss in the current year were:

▪	a $112.1 million increase in Adjusted EBITDA;

▪	debt extinguishment costs of $48.9 million recorded in 2018, resulting from the debt refinancing, which did not recur in 2019; and

▪
a $47.4 million reduction in start-up costs, primarily related to labor and other expenses associated with the North America ABS Project. Substantially all of the costs previously considered start-up expense have been absorbed within Adjusted EBITDA, as discussed below.

These favorable changes were partially offset by the following:

▪	an unfavorable change of $57.9 million in unrealized gains on derivative financial instruments (a gain of $22.7 million in 2018 compared to a loss of $35.2 million in 2019);

▪	a $27.0 million unfavorable change in metal lag, net of realized derivative gains and losses;

▪	a $12.8 million increase in the tax provision;

▪
a $12.2 million gain recorded in 2018, as the Real Industry, Inc. bankruptcy reorganization was finalized and we received shares of Elah Holdings, Inc.’s (the reorganized company) common stock (which shares were distributed to our stockholders through a special property dividend) and cash considerations; and

▪	an $11.7 million increase in interest expense resulting from increased debt and decreased capitalized interest.

▪
Adjusted EBITDA was $388.1 million in 2019 compared to $276.0 million in the prior year. Improved rolling margins and favorable metal spreads increased Adjusted EBITDA approximately $104.0 million and an improved mix of products sold increased Adjusted EBITDA approximately $37.0 million. These increases were partially offset by an unfavorable impact of approximately $32.0 million related to inflation and net productivity. Productivity was impacted by the ramp-up of automotive production and the higher cost structure of the Lewisport facility as we absorb costs previously considered start-up expense.

▪
Liquidity at December 31, 2019 was approximately $352.9 million, which consisted of $290.8 million of availability under Aleris International’s ABL Facility (as defined below), $54.6 million of cash and $7.5 million of cash restricted for payment of the China Loan Facility (as defined below).

▪	Capital expenditures increased to $125.7 million in 2019 from $108.2 million in the prior year.

Outlook
The following discusses trends impacting the major end uses we serve as well as the factors anticipated to have a significant impact on our 2020 performance:
Automotive
Aluminum usage in automotive applications continues to grow steadily as a result of efforts by original equipment manufacturers (“OEMs”) to reduce vehicle weight in order to meet government regulations targeted at reducing carbon emissions and increasing fuel efficiency. Ducker Worldwide estimates that aluminum content per light vehicle in North America will increase from 397 pounds in 2015 to 565 pounds by 2028 as shown below. In 2019, we saw a 37% year-over-year increase in global automotive volumes as a result of our new North America assets supplying our primary OEM customer under a multi-year agreement which was partly offset by demand softness in Europe due to lower vehicle production. Although the long-term prospects for increasing demand for aluminum in automotive applications, particularly ABS, remain positive, we expect a decrease in global automotive volumes in 2020 due to continued demand softness in Europe and customer right-sizing of inventories in North America. Additionally, we have faced difficulty in winning new ABS business in North America due to concerns from OEM customers as a result of the pending Merger with Novelis and the uncertainty of the regulatory review process.

* Source: July 2017 Ducker Worldwide

Aerospace
Aircraft order backlogs for Airbus and Boeing as of December 31, 2019 continue to remain at a very high level for the industry (see the aircraft backlog chart below). We believe the significant order backlog at these key OEMs will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand. However, in 2020, we may experience lower year-over-year volumes as a general increase in demand is expected to be somewhat offset by the negative impact of the grounding of the Boeing 737 MAX as well as potential disruption stemming from the impact of coronavirus disease 2019 (“COVID-19”) on global air travel. See Item 1A. – “Risk Factors – Risks Related to Our Business – Our business and operations, and the operations of our customers, may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.”
* Source: Airbus and Boeing websites and build rate estimates (data as of December 31, 2019)
Building and Construction and Distribution
We are the largest supplier of aluminum sheet to the building and construction industry in North America and housing starts are expected to see another year of growth in 2020. According to the National Association of Home Builders (“NAHB”), single family housing starts in the United States are projected to grow from 894,000 in 2019 to 930,000 in 2020, representing growth of approximately 4%. In addition, the NAHB estimates that total housing starts in the U.S. will increase from approximately 1,298,000 in 2019 to 1,333,000 in 2020, representing growth of approximately 3%. This potential growth in housing starts may increase demand for our products in 2020.
We have made substantial progress in Lewisport through capital expenditures and operational excellence programs to increase our non-automotive product output, which could provide us additional volume opportunities with our North America distribution customers. However, we remain guarded on this opportunity due to a significant increase in imported metal which could impact our distribution volume opportunities, as well as lower rolling margins compared to 2019.
2020 Outlook
For 2020, we expect that segment income and Adjusted EBITDA will be lower than 2019. Volumes are expected to be higher compared to 2019 benefiting from improved U.S. housing industry conditions and higher distribution volumes in North America. However, increasing imports of common alloy products may limit our ability to realize additional distribution volumes and may also negatively impact rolling margins. These increases are expected to be partly offset by lower global aerospace volumes resulting from the grounding of the Boeing 737 MAX. We also expect lower global automotive volumes based on continued demand softness in Europe and customer right-sizing of inventories in North America. Additionally, we are expecting increased productivity and improved operating efficiency in all three operating segments. We expect full year capital expenditures of approximately $140 million to $150 million. As a result of these factors, along with working capital improvements expected to be realized as our Lewisport facility’s operations stabilize following the completion of the North America ABS Project, we expect to generate positive cash flow in 2020.

We estimate that first quarter 2020 segment income and Adjusted EBITDA will be lower than the first quarter of 2019. Factors influencing anticipated first quarter 2020 performance include:

▪
Global aerospace shipments are expected to be slightly down as prior year volumes benefited from the timing of our annual maintenance outages in Koblenz and we executed a first quarter 2020 expansion-related outage in Zhenjiang;

▪	North America automotive volumes are expected to decrease as a result of customer right-sizing inventories following a 2019 labor disruption in the automotive supply chain;

▪	Softer European automotive production and industrial activity will continue to impact automotive, heat exchanger and regional products; and

▪	Unfavorable year-over-year rolling margins in North America due to increased foreign imports are expected to be offset by stronger productivity and operating efficiency.
Lastly, we are constantly monitoring the impact that the spread of COVID-19 might have on our operations and our customers. However, given the rapidly changing implications of the spread of COVID-19, it is difficult to assess its impact on our 2020 outlook at this time. See Item 1A. – “Risk Factors – Risks Related to Our Business – Our business and operations, and the operations of our customers, may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.”

Results of Operations
Review of Consolidated Results
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenues for the year ended December 31, 2019 decreased to $3,375.9 million from $3,445.9 million for the year ended December 31, 2018 primarily due to the following:

▪	the lower average price of aluminum included in our invoiced prices decreased revenues approximately $213.0 million;

▪	the stronger average U.S. dollar unfavorably impacted the translation of our Europe and Asia-Pacific based revenues, decreasing revenues approximately $57.0 million;

▪
an improved mix of products sold more than offset a 2% decline in volume and increased revenues approximately $130.0 million. Our global automotive volumes increased approximately 37%, as increasing shipments of autobody sheet from our Lewisport facility more than offset softness in automotive demand in Europe. Our global aerospace volumes increased approximately 33%, benefiting from improved demand patterns and growth in Asia Pacific. North America distribution volumes decreased 36% as the Lewisport facility continued to ramp-up automotive volumes; and

▪	improved rolling margins increased revenues approximately $65.0 million.
The following table presents the estimated impact of key factors that resulted in the 2% decrease in our consolidated revenues from 2018:

	North America		Europe		Asia Pacific		Consolidated
	$	%	$	%	$	%	$	%
	(dollars in millions)
LME / aluminum pass-through	$(133.0)	(7)%	$(76.0)	(5)%	$(4.0)	(3)%	$(213.0)	(6)%
Commercial price	65.0	3	—	—	—	—	65.0	2
Volume/mix	88.0	5	(1.0)	—	43.0	29	130.0	4
Currency	—	—	(55.0)	(4)	(2.0)	(1)	(57.0)	(2)
Other	(0.7)	—	0.5	—	0.8	1	0.6	—
Total	$19.3	1%	$(131.5)	(9)%	$37.8	25%	$(74.4)	(2)%
Intra-entity revenues							4.4	—
Total							$(70.0)	(2)%
Gross profit for the year ended December 31, 2019 increased to $389.0 million from $285.2 million for the year ended December 31, 2018 primarily due to the following:

▪	improved rolling margins and favorable metal spreads increased gross profit approximately $104.0 million;

▪	an improved mix of products sold increased gross profit approximately $46.0 million;

▪
a $31.2 million decrease in start-up expenses as the North America ABS Project substantially exited the start-up phase for the first CALP during the third quarter of 2018 and the second CALP during the third quarter of 2019 (the majority of costs previously classified as start-up expenses in the prior year period continue to be incurred, however, they now impact volume and productivity);

▪
metal price lag had an estimated $52.8 million unfavorable impact on gross profit for the year ended December 31, 2019 when compared to the year ended December 31, 2018. This unfavorable impact from metal price lag excludes the realized gains and losses on metal derivative financial instruments, which are classified separately in the Consolidated Statements of Operations (see table below); and

▪
inflation and unfavorable productivity combined to decrease gross profit approximately $29.0 million. The unfavorable productivity resulted primarily from the ramp-up of automotive production and the higher cost structure of the Lewisport facility, as costs considered start-up expense in the prior year period are now considered within segment operating results, and the lower production requirements in Europe from weaker automotive demand due to lower automotive build rates.

The following table presents the estimated impact of metal price lag on our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018:

		For the years ended December 31,
		2019	2018	Change
Location in Consolidated Statements of Operations		(dollars in millions)
Gross profit	(Unfavorable) favorable metal price lag	$(40.0)	$12.8	$(52.8)
(Gains) losses on derivative financial instruments	Realized gains (losses) on metal derivatives	49.3	23.5	25.8
	Favorable (unfavorable) metal price lag net of realized derivative gains/losses	$9.3	$36.3	$(27.0)
Selling, General and Administrative Expenses
SG&A expenses decreased to $208.4 million for the year ended December 31, 2019 from $213.7 million for the year ended December 31, 2018 primarily due to the following:

▪	a $16.2 million decrease in SG&A start-up costs, primarily related to labor, consulting, research and development and other expenses;

▪	a $7.8 million increase in business development expenses and professional fees, primarily related to the Merger; and

▪	a $3.1 million increase in labor costs, primarily due to increased incentive compensation expenses as well as wage inflation.
Gains and Losses on Derivative Financial Instruments
During the twelve months ended December 31, 2019 and 2018, we recorded realized gains on derivative financial instruments of $42.9 million and $24.3 million, respectively, and unrealized losses (gains) of $35.2 million and $(22.7) million, respectively. Generally, our realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period. Derivative financial instruments are used to reduce our exposure to fluctuations in commodity prices, including metal and natural gas prices, and currency fluctuations. See “– Critical Measures of Our Financial Performance,” above, and Item 7A. “– Quantitative and Qualitative Disclosures about Market Risk,” below, for additional information regarding our use of derivative financial instruments.
Interest Expense, Net
Net interest expense increased $11.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulting primarily from increased debt as a result of refinancing activities completed in the second quarter of 2018 and additional average borrowings on the ABL Facility.
Debt Extinguishment Costs
We recorded debt extinguishment costs of $48.9 million during the second quarter of 2018 related to the debt refinancing transaction.
Other Income / Expense
The unfavorable $15.0 million change in other (income) expense included:

▪
a $12.2 million gain recorded in the second quarter of 2018 as the Real Industry, Inc. bankruptcy reorganization was finalized and we received shares of Elah Holdings, Inc.’s (the reorganized company) common stock (which shares were distributed to our stockholders through a special property dividend) and cash considerations; and

▪	a $2.5 million increase in the non-operational component of our pension expense.
Income Taxes
The provision for income taxes was $31.3 million for the year ended December 31, 2019, compared to a provision for income taxes of $18.5 million for the year ended December 31, 2018. The income tax provision for the year ended December 31, 2019 consisted of income tax expense of $31.0 million from international jurisdictions and an income tax provision of $0.3 million in the U.S. The income tax provision for the year ended December 31, 2018 consisted of income tax expense of $20.1 million from international jurisdictions and an income tax benefit of $1.6 million in the U.S.

At December 31, 2019 and 2018 we had valuation allowances from continuing operations of $252.4 million and $257.1 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total valuation allowances at December 31, 2019 and 2018, $54.6 million and $65.7 million, respectively, relate primarily to net operating losses in non-U.S. tax jurisdictions, $160.6 million and $154.1 million, respectively, relate primarily to the U.S. federal effects of net operating losses, interest expense carryforwards and amortization and $37.2 million and $37.3 million, respectively, relate primarily to the state effects of net operating losses, interest expense carryforwards and amortization.
The net decrease in the valuation allowance in 2019 is mainly comprised of a $11.1 million decrease in non-U.S. tax jurisdictions resulting from the reduction of net operating loss carryforwards with offsetting valuation allowances due to expiration and utilization. The net increase in the U.S. of $6.4 million is mainly comprised of a $34.0 million increase resulting from interest expense carryforwards arising from the 2017 Tax Cuts and Jobs Act, a $21.9 million decrease resulting from net operating loss carryforward utilization and a $5.7 million decrease resulting from net reversals of other deductible temporary differences and net increases in taxable temporary differences.
During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for tax years ended December 31, 2012, 2011, 2010 and 2009. During 2019, the non-U.S. taxing jurisdiction issued its final audit report which included certain significant adjustments to our transfer pricing tax position resulting in additional tax of $3.6 million along with additional interest of $1.3 million. Both amounts were expensed in 2019. $15.7 million of withholding tax associated with the audit was paid in 2019 and is expected to be refunded in 2020.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenues for the year ended December 31, 2018 increased to $3,445.9 million from $2,857.3 million for the year ended December 31, 2017 primarily due to the following:

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
Gross profit for the year ended December 31, 2018 increased to $285.2 million from $261.4 million for the year ended December 31, 2017 primarily due to the following:

▪	improved rolling margins and favorable metal spreads increased gross profit approximately $71.0 million;

▪	higher volumes and an improved mix of products sold increased gross profit approximately $30.0 million;

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
Selling, General and Administrative Expenses
SG&A expenses for the year ended December 31, 2018 decreased to $213.7 million from $219.2 million for the year ended December 31, 2017 primarily due to the following:

▪
a $21.8 million decrease in start-up costs, primarily related to labor, consulting and other expenses associated with the North America ABS Project. The majority of these costs continued to be incurred but were either recorded within “Cost of sales” as production began or contributed to the increase in SG&A labor costs discussed below;

▪	a $2.0 million decrease in stock-based compensation expense;

▪	an $8.1 million increase in professional fees and business development expenses, primarily related to the Merger; and

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
At December 31, 2018 and 2017, we had valuation allowances from continuing operations of $257.1 million and $257.6 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total valuation allowances at December 31, 2018 and 2017, $65.7 million and $83.9 million, respectively, relate primarily to net operating losses in non-U.S. tax jurisdictions, $154.1 million and $141.0 million, respectively, relate primarily to the U.S. federal effects of net operating losses, interest expense carryforwards and amortization in 2018 and net operating losses and amortization in 2017, and $37.3 million and $32.7 million, respectively, relate primarily to the state effects of net operating losses, interest expense carryforwards and amortization in 2018 and net operating losses and amortization in 2017.
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

The following table presents key financial and operating data on a consolidated basis for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
	(in millions, except percentages)
Revenues	$3,375.9	$3,445.9	$2,857.3
Cost of sales	2,986.9	3,160.7	2,595.9
Gross profit	389.0	285.2	261.4
Gross profit as a percentage of revenues	11.5%	8.3%	9.1%
Selling, general and administrative expenses	208.4	213.7	219.2
Restructuring charges	4.6	4.8	2.9
(Gains) losses on derivative financial instruments	(7.7)	(47.0)	44.7
Other operating expense, net	3.1	3.5	5.7
Operating income (loss)	180.6	110.2	(11.1)
Interest expense, net	156.4	144.7	124.1
Debt extinguishment costs	—	48.9	—
Other expense (income), net	4.7	(10.3)	38.8
Income (loss) from continuing operations before income taxes	19.5	(73.1)	(174.0)
Provision for income taxes	31.3	18.5	40.4
Loss from continuing operations	(11.8)	(91.6)	(214.4)
Income from discontinued operations, net of tax	—	—	3.8
Net loss	$(11.8)	$(91.6)	$(210.6)

Total segment income	$433.9	$349.4	$230.4
Depreciation and amortization of continuing operations	(142.6)	(139.7)	(115.7)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(65.2)	(58.1)	(56.3)
Restructuring charges	(4.6)	(4.8)	(2.9)
Interest expense, net	(156.4)	(144.7)	(124.1)
Unallocated (losses) gains on derivative financial instruments	(35.3)	22.6	3.1
Unallocated currency exchange losses	(0.3)	(2.3)	(2.5)
Start-up costs	(7.6)	(55.0)	(73.6)
Loss on extinguishment of debt	—	(48.9)	—
Impairment of amounts held in escrow related to the sale of the recycling business	—	—	(22.8)
Other (expense) income, net	(2.4)	8.4	(9.6)
Income (loss) from continuing operations before income taxes	$19.5	$(73.1)	$(174.0)
Review of Segment Revenues and Shipments
The following tables present revenues and metric tons of finished product shipped by segment:

	For the years ended December 31,
	2019	2018	2017
	(dollars in millions, metric tons in thousands)
Revenues:
North America	$1,935.0	$1,915.7	$1,467.8
Europe	1,275.9	1,407.4	1,300.7
Asia Pacific	186.6	148.8	122.3
Intra-entity revenues	(21.6)	(26.0)	(33.5)
Consolidated revenues	$3,375.9	$3,445.9	$2,857.3

Metric tons of finished product shipped:
North America	517.4	517.5	462.0
Europe	310.8	330.4	317.3
Asia Pacific	35.1	29.4	26.9
Intra-entity	(5.3)	(4.7)	(6.6)
Total metric tons of finished product shipped	858.0	872.6	799.6

North America Revenues
North America revenues for the year ended December 31, 2019 increased $19.3 million compared to the year ended December 31, 2018. This increase was primarily due to the following:

▪
an improved mix of products sold increased revenues approximately $88.0 million. Automotive volumes were up significantly as shipments of ABS from our Lewisport facility continue to increase and truck trailer volumes increased 13% on favorable demand. These increases were partially offset by a 36% decrease in distribution volumes, which were replaced by automotive volumes in Lewisport, and a 6% decrease in building and construction volumes as we experienced choppiness in the housing market;

▪	improved rolling margins increased revenues approximately $65.0 million; and

▪	lower aluminum prices included in the invoiced prices of products sold decreased revenues approximately $133.0 million.
North America revenues for the year ended December 31, 2018 increased $447.9 million compared to the year ended December 31, 2017 primarily due to the following:

▪
a 12% increase in volumes and an improved mix of products sold increased revenues approximately $218.0 million. Automotive volumes were up over 200%, as commercial shipments from the first CALP in Lewisport ramped-up during the period. Distribution volumes increased 11% as 2017 sales were affected by an extended planned outage at our Lewisport facility as well as the strategic build of inventory in advance of that outage. Building and construction volumes increased 7% as a result of favorable demand and improved operating performance;

▪	higher aluminum prices included in the invoiced prices of products sold increased revenues approximately $206.0 million; and

▪	improved rolling margins increased revenues approximately $18.0 million.
Europe Revenues
Europe revenues for the year ended December 31, 2019 decreased $131.5 million compared to the year ended December 31, 2018 primarily due to the following:

▪	lower aluminum prices included in the invoiced prices of products sold decreased revenues approximately $76.0 million;

▪	a stronger average U.S. dollar unfavorably impacted the translation of euro-based revenues by approximately $55.0 million; and

▪
an improved mix of products sold offset a 6% decrease in volumes. Aerospace volumes increased 22% as demand patterns improved following a prolonged period of de-stocking. Automotive, heat exchanger and regional end-use volumes decreased 12%, 13% and 8%, respectively, on weaker demand due to lower automotive and industrial activity.

Europe revenues for the year ended December 31, 2018 increased $106.7 million compared to the year ended December 31, 2017 primarily due to the following:

▪	higher aluminum prices included in the invoiced prices of products sold increased revenues approximately $49.0 million;

▪	a weaker average U.S. dollar favorably impacted the translation of euro-based revenues by approximately $46.0 million;

▪
a 4% increase in volumes increased revenues approximately $17.0 million. Recent multi-year supply agreements as well as customer model launches resulted in a 18% increase in automotive volumes. The impact of aerospace supply chain destocking in the first half of 2018 was more than offset by both a return to normal demand patterns in the third quarter of 2018 and the benefits from our multi-year supply agreements, resulting in a 2% increase in aerospace volumes; and

▪	lower rolling margins decreased revenues approximately $5.0 million.
Asia Pacific Revenues
Asia Pacific revenues for the year ended December 31, 2019 increased $37.8 million compared to the year ended December 31, 2018 primarily due to the following:

▪	a 65% increase in aerospace volumes, partially offset by a 37% decrease in commercial plate volumes, increased revenues approximately $43.0 million; and

▪	lower aluminum prices included in the invoiced prices of products sold decreased revenues approximately $4.0 million.
Asia Pacific revenues for the year ended December 31, 2018 increased $26.5 million compared to the year ended December 31, 2017 primarily due to the following:

▪	an increase in aerospace volumes increased revenues approximately $20.0 million; and

▪	higher aluminum prices included in the invoiced prices of products sold increased revenues approximately $7.0 million.
Review of Segment Income and Gross Profit
For the years ended December 31, 2019, 2018 and 2017, segment income and our reconciliation of segment income to gross profit are presented below:

	For the years ended December 31,
	2019	2018	2017
	(in millions)
Segment income:
North America	$259.8	$196.0	$88.0
Europe	130.1	129.8	127.4
Asia Pacific	44.0	23.6	15.0
Total segment income	433.9	349.4	230.4
Items excluded from segment income and included in gross profit:
Depreciation	(132.8)	(128.1)	(105.4)
Start-up costs	(5.1)	(36.3)	(33.0)
Other	0.1	(0.1)	0.9
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	131.0	125.3	112.2
Realized (gains) losses on derivative financial instruments	(43.0)	(24.5)	47.8
Other expense (income), net	4.9	(0.5)	8.5
Gross profit	$389.0	$285.2	$261.4
North America Segment Income
North America segment income for the year ended December 31, 2019 increased $63.8 million compared to the year ended December 31, 2018 primarily due to the following:

▪	improved rolling margins and favorable metal spreads, which resulted from improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $105.0 million;

▪	an improved mix of products sold increased segment income approximately $7.0 million;

▪
an unfavorable change in metal price lag compared to the prior year period decreased segment income approximately $31.0 million. 2018 metal lag was favorably impacted by a substantially higher Midwest Premium; and

▪
cost inflation, primarily from wages, more than offset productivity, decreasing segment income approximately $16.0 million. Favorable productivity in our continuous cast operations was largely offset by the absorption of certain costs that were classified as start-up expenses in the prior year period.

North America segment income for the year ended December 31, 2018 increased $108.0 million compared to the year ended December 31, 2017 primarily due to the following:

▪
improved rolling margins and favorable metal spreads, which resulted from rising aluminum prices, improved scrap availability and strategic metal purchasing decisions, increased segment income approximately $79.0 million;

▪	a favorable change in metal price lag compared to the prior year period, resulting from a substantially higher Midwest Premium, increased segment income approximately $42.4 million;

▪	an increase in volumes increased segment income approximately $20.0 million; and

▪
inflation and negative net productivity decreased segment income approximately $32.0 million. Our continuous cast operations delivered solid productivity gains and improved operational performance. However, these improvements were more than offset by wage inflation, significantly higher freight costs and unfavorable productivity at our Lewisport facility. Productivity at the Lewisport facility was affected by the automotive ramp-up, the absorption of costs previously considered start-up expense and a cost structure designed for a manufacturing rate at which the facility was not yet producing.

Europe Segment Income
Europe segment income for the year ended December 31, 2019 increased $0.3 million compared to the year ended December 31, 2018 primarily due to the following:

▪	an improved mix of products sold more than offset a 6% decrease in volumes, increasing segment income approximately $10.0 million;

▪	the net impact of currency changes increased segment income approximately $2.0 million;

▪	a favorable change in metal price lag compared to the prior year period increased segment income approximately $4.0 million; and

▪	cost inflation, primarily from wages, and unfavorable productivity decreased segment income approximately $16.0 million.
Europe segment income for the year ended December 31, 2018 increased $2.4 million compared to the year ended December 31, 2017 primarily due to the following:

▪	productivity gains from improved operational stability and cost optimization more than offset inflation, resulting in increased segment income of approximately $6.0 million;

▪	higher volumes increased segment income approximately $2.0 million;

▪	the net impact of currency changes increased segment income approximately $2.0 million;

▪	favorable metal price lag compared to the prior year increased segment income approximately $1.3 million; and

▪
lower rolling margins, higher hardener costs and increased third-party slab costs, as the Rusal sanctions resulted in sourcing purchases from other suppliers. These factors decreased segment income approximately $9.0 million.

Asia Pacific Segment Income
Asia Pacific segment income for the year ended December 31, 2019 increased $20.4 million compared to the year ended December 31, 2018. This increase was primarily due to higher volumes and an improved mix of aerospace shipments that increased segment income approximately $20.0 million.
Asia Pacific segment income for the year ended December 31, 2018 increased $8.6 million compared to the year ended December 31, 2017. This increase was primarily due to higher volumes and an improved mix of aerospace shipments that increased segment income approximately $8.0 million.
Liquidity and Capital Resources
Summary
At December 31, 2019, cash and cash equivalents totaled $54.6 million compared with $108.6 million at December 31, 2018. Liquidity at December 31, 2019 was $352.9 million, which consisted of $290.8 million of availability under the ABL Facility, $54.6 million of cash and $7.5 million of cash restricted for payments of the China Loan Facility. Both our borrowing base and ABL Facility utilization may fluctuate on a monthly basis due, in part, to changes in seasonal working capital and aluminum prices.
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
At December 31, 2019, approximately $53.2 million of our cash and cash equivalents were held by our non-U.S. subsidiaries.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017.

	For the years ended December 31,
	2019	2018	2017
	(in millions)
Net cash provided (used) by:
Operating activities	$46.7	$22.3	$(31.4)
Investing activities	(126.7)	(110.2)	(210.7)
Financing activities	27.1	97.7	290.5
Cash Flows From Operating Activities
Operating activities provided $46.7 million of cash for the year ended December 31, 2019, which was the result of $194.3 million of cash from earnings partially offset by a $147.6 million increase in net operating assets. The significant components of the change in net operating assets included an increase of $18.2 million, $2.7 million, and $13.6 million in accounts receivable, inventory and other assets, respectively and decreases of $90.9 million and $22.2 million in accounts payable and accrued liabilities, respectively. The average days sales outstanding (“DSO”) for the year ended December 31, 2019 increased one day from the average DSO for the year ended December 31, 2018, in part due to increased sales to Original Equipment Manufacturers (“OEMs”) who generally have longer payment terms partly offset by lower aluminum prices. In addition, revenues in December 2019 were $17.7 million higher than revenues in December 2018, leading to an increase in accounts receivable at December 31, 2019. The increase in inventory was primarily due to increased inventory in North America related to the ramp-up of automotive production and higher Europe inventory levels partially offset by lower aluminum prices. These factors also led to a seven day increase in our average days inventory outstanding (“DIO”) for the year ended December 31, 2019 compared to the average DIO for the year ended December 31, 2018. This increase in inventory was partially offset by lower aluminum prices. The increase in other assets resulted primarily from a $17.8 million increase in the income tax receivable, $15.7 million of which resulted from a withholding tax paid to a non-U.S. taxing jurisdiction that is expected to be refunded in 2020. The decrease in accounts payable was primarily due to lower aluminum prices and timing of payments. Our average days payable outstanding (“DPO”) for the year ended December 31, 2019 decreased three days from the average DPO for the year ended December 31, 2018. The decrease in accrued and other liabilities was primarily attributable to interest payments during the period.
Operating activities provided $22.3 million of cash for the year ended December 31, 2018, which was the result of $86.4 million of cash from earnings partially offset by a $64.1 million increase in net operating assets. The significant components of the change in net operating assets included increases of $45.7 million, $183.5 million, $84.7 million and $70.5 million in accounts receivable, inventory, accounts payable and accrued liabilities, respectively. The average DSO for the year ended December 31, 2018 increased three days from the average DSO for the year ended December 31, 2017, in part due to increased sales to OEMs who generally have longer payment terms and the adoption of Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018, which accelerated the recognition by revenue of approximately $26.0 million at December 31, 2018, but did not impact invoicing or payment terms. In addition, revenues in the month of December 2018 increased $16.2 million over revenues in the month of December 2017, leading to an increase in accounts receivable at December 31, 2018. The increase in inventory was primarily due to an increase in aluminum prices and increased inventory in North America related to the ramp-up of automotive production, partially offset by working capital optimization efforts in Europe. Our average DIO for the year ended December 31, 2018 decreased two days from the average DIO for the year ended December 31, 2017 as a result of the Europe optimization efforts as well as the reduction of inventory associated with the adoption of ASC 606, partially offset by higher North America inventory levels. The increase in accounts payable was also due in part to the increase in inventories and in aluminum prices as well as the lingering impact from the

Rusal sanctions in Europe. Our average DPO for the year ended December 31, 2018 remained consistent with the average DPO for the year ended December 31, 2017. The increase in accrued liabilities was primarily due to deferred revenue associated with $60.0 million of capacity reservation fees received in the first half of 2018 as well as an increase in accrued interest.
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
Cash Flows from Investing Activities
Cash flows used by investing activities were $126.7 million for the year ended December 31, 2019 and included $125.7 million of capital expenditures.
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
Cash Flows From Financing Activities
Cash flows provided by financing activities were $27.1 million for the year ended December 31, 2019, which resulted from an additional $52.1 million of net borrowings under the ABL Facility, partially offset by $11.0 million of scheduled repayments of the Term Loan Facility (as defined below) and $7.0 million of scheduled repayments on the Zhenjiang Term Loans (as defined below).
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
Description of Indebtedness
Term Loan Facility
The senior secured first lien term loan (the “Term Loan Facility”) consists of a $1,083.5 million first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under the ABL Facility and the 2023 Junior Priority Notes (the “Guarantor Subsidiaries” and, together with Aleris Corporation, the “Guarantors”).
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of December 31, 2019.
2023 Junior Priority Notes
On June 25, 2018, Aleris International completed the issuance of $400.0 million aggregate principal amount of 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 2023 Junior Priority Notes were issued under an indenture (as amended and supplemented from time to time, the “2023 Junior Priority Notes Indenture”), dated as of June 25, 2018, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 2023 Junior Priority Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior secured basis, by each of the Guarantors, as primary obligor and not merely as surety.
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
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantor Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of December 31, 2019.
ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement, as amended and supplemented from time to time, providing for an asset-based revolving credit facility (as amended, the “ABL Facility”) which permits multi-currency borrowings up to $750.0 million by Aleris International and its U.S. subsidiaries and up to a combined $375.0 million by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $750.0 million in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both the borrowing base and the ABL Facility utilization may fluctuate on a monthly basis. Our borrowing base may also fluctuate due to, in part, seasonal working capital increases and increased aluminum prices. The ABL Facility provides for the issuance of up to $125.0 million of letters of credit. The credit agreement provides that commitments under the ABL Facility may be increased at any time by an additional $300.0 million, subject to certain conditions.
As of December 31, 2019, we estimate that the borrowing base would have supported borrowings of up to $621.1 million. We had outstanding borrowings of $304.9 million under the ABL Facility as of December 31, 2019. After giving effect to outstanding borrowings and letters of credit, Aleris International had $290.8 million available for borrowing under the ABL Facility.
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
There is no scheduled amortization under the ABL Facility. The maturity date of the ABL Facility is the earliest of (x) June 25, 2023, (y) the date that is 60 days prior to the scheduled maturity date of the term loans under the Term Loan Facility (currently February 27, 2023) and (z) the date that is 60 days prior to the scheduled maturity date of the 2023 Junior Priority Notes (currently July 15, 2023).
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 million, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2019.
Exchangeable Notes
On June 1, 2010, Aleris International issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option and are exchangeable at any time for our common stock at a rate equivalent to 60.58 shares of our common stock per $1,000 principal amount of the Exchangeable Notes (after adjustment for the payments of certain cash dividends in 2011 and 2013), subject to further adjustment. The Exchangeable Notes may currently be redeemed at Aleris International’s option at specified redemption prices.
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
China Loan Facility
Our wholly owned subsidiary, Aleris Aluminum (Zhenjiang) Co., Ltd (“Aleris Zhenjiang”), maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time, the “China Loan Facility”). The China Loan Facility consists of a $27.6 million U.S. dollar term loan facility, an RMB 846.2 million (or equivalent to approximately $121.4 million as of December 31, 2019) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $58.8 million as of December 31, 2019) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, all amounts outstanding under the Zhenjiang Revolver were repaid in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2019, $149.0 million was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings under the Zhenjiang Term Loans is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. According to the amended repayment schedule, the semi-annual repayment in 2020 will be RMB 60.0 million (or equivalent to approximately $8.6 million as of December 31, 2019) and will increase to RMB 258.7 million (or equivalent to approximately $37.1 million as of December 31, 2019) by 2024.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, Aleris Zhenjiang is restricted from, subject to certain exceptions, repaying loans or distributing dividends to stockholders, disposing of assets, providing third party guarantees, permitting individual investor or key management personnel changes that result in a material adverse effect, using any proceeds from the China Loan Facility for any purpose other than as set forth therein, or entering into additional financing to expand the capacity of the project, among other things.
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2019. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.
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

For the years ended December 31, 2019, 2018 and 2017, our reconciliations of EBITDA and Adjusted EBITDA to net loss and net cash provided (used) by operating activities are presented below:

	For the years ended December 31,
	2019	2018	2017
	(in millions)
Adjusted EBITDA from continuing operations	$388.1	$276.0	$200.6
Unrealized gains on derivative financial instruments	(35.2)	22.7	3.0
Restructuring charges (i)	(4.6)	(4.8)	(2.9)
Currency exchange losses on debt	(0.2)	(2.3)	(2.5)
Stock-based compensation expense	(8.2)	(9.2)	(11.3)
Start-up costs	(7.6)	(55.0)	(73.6)
Favorable (unfavorable) metal price lag (ii)	9.2	36.3	(6.3)
Loss on extinguishment of debt	—	(48.9)	—
Impairment of amounts held in escrow related to the sale of the recycling business	—	—	(22.8)
Other (iii)	(23.0)	(3.5)	(18.4)
EBITDA from continuing operations	318.5	211.3	65.8
Interest expense, net	(156.4)	(144.7)	(124.1)
Provision for income taxes	(31.3)	(18.5)	(40.4)
Depreciation and amortization from continuing operations	(142.6)	(139.7)	(115.7)
Income (loss) from discontinued operations, net of tax	—	—	3.8
Net loss	(11.8)	(91.6)	(210.6)
Depreciation and amortization	142.6	139.7	115.7
Provision for deferred income taxes	7.1	2.0	32.3
Stock-based compensation expense	8.2	9.2	11.3
Unrealized losses (gains) on derivative financial instruments	35.2	(23.1)	(3.0)
Amortization of debt issuance costs	9.1	5.9	2.8
Loss on extinguishment of debt	—	48.9	—
Net gain on sale of discontinued operations	—	—	(4.5)
Non-cash (gain) loss	—	(11.1)	22.8
Other	3.9	6.5	10.1
Change in operating assets and liabilities:
Change in accounts receivable	(18.2)	(45.7)	(5.7)
Change in inventories	(2.7)	(183.5)	(58.4)
Change in other assets	(13.6)	9.9	3.9
Change in accounts payable	(90.9)	84.7	33.7
Change in accrued liabilities	(22.2)	70.5	18.2
Net cash provided (used) by operating activities	$46.7	$22.3	$(31.4)

(i)	See Note 4, “Restructuring Charges,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

(iii)
Includes gains and losses on the disposal of assets, costs incurred in connection with proposed capital raising transactions, certain acquisition and disposition activities and other business development costs and in 2018 a gain from the resolution of the bankruptcy of our former recycling business (see Note 20, “Stockholders’ Equity” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K).

For the years ended December 31, 2019, 2018 and 2017, our reconciliations of revenues to commercial margin are presented below.

	For the years ended December 31,
	2019	2018	2017
	(in millions)
Revenues	$3,375.9	$3,445.9	$2,857.3
Hedged cost of metal	(1,807.9)	(1,991.5)	(1,664.7)
(Favorable) unfavorable metal price lag	(9.2)	(36.3)	6.3
Commercial margin	$1,558.8	$1,418.1	$1,198.9
Exchange Rates
During 2019, the fluctuation of the U.S. dollar against other currencies resulted in unrealized currency translation losses that decreased our stockholders’ deficit by $10.7 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated stockholders’ deficit until the disposition or liquidation of the international entities.
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
Contractual Obligations
We and our subsidiaries are obligated to make future payments under various contracts such as debt agreements, lease agreements, postretirement and pension benefit plans and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2019.

	Cash Payments Due by Period
	(in millions)
	Total	2020	2021-2022	2023-2024	After 2024
Long-term debt	$1,982.1	$73.0	$387.1	$1,522.0	$—
Interest on long-term debt obligations	412.6	127.5	247.1	38.0	—
Estimated postretirement benefit payments	23.0	2.8	5.1	4.8	10.3
Estimated pension benefit payments	49.1	11.9	7.9	7.9	21.4
Finance lease obligations	34.4	6.3	8.4	4.5	15.2
Operating lease obligations	11.2	4.5	4.7	2.0	—
Estimated payments for asset retirement obligations	8.5	0.2	—	—	8.3
Purchase obligations	1,559.5	1,174.4	380.8	2.7	1.6
Total	$4,080.4	$1,400.6	$1,041.1	$1,581.9	$56.8
Our estimated funding for our funded pension plans and postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2020 would depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2020 is not practicable. Payments for unfunded pension plan benefits and postretirement benefit payments are estimated through 2029.
Finance lease obligations are payment obligations under leases classified as financing. The lease obligations include the costs of leasing vehicles, mobile equipment and certain other equipment used in our production facilities.
Operating lease obligations are payment obligations under leases classified as operating. Most of the lease obligations relate to the costs of leasing office or warehousing space. In addition, some leases relate to items used in our manufacturing processes, which typically are leased for a period of one to five years.
Our estimated payments for asset retirement obligations are based on management’s estimates of the timing and extent of payments to be made to fulfill legal or contractual obligations associated with the retirement of certain long-lived assets. Amounts presented represent the future value of expected payments.

Our purchase obligations represent non-cancellable agreements (short-term and long-term) to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2019, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary from the amounts shown above. Purchase obligations also include amounts associated with capital expenditure projects.
The ABL Facility carries variable interest rates and variable outstanding amounts for which estimating future interest payments is not practicable. The Term Loan Facility and China Loan Facility carry variable interest rates. The estimated future interest payments were based on the average rate paid in 2019.
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
From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. To date, any such non-compliance with such environmental laws have not had a material adverse effect on our financial position, results of operations or cash flows. See Note 16, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, among others, those related to property and equipment and intangible assets, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. There were no significant changes to our critical accounting policies or estimates during the year ended December 31, 2019.
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
The weighted average discount rate used to determine the U.S. pension benefit obligation was 3.14% as of December 31, 2019 compared to 4.15% as of December 31, 2018 and 3.53% as of December 31, 2017. The weighted average discount rate used to determine the non-U.S. pension benefit obligation was 1.53% as of December 31, 2019 compared to 2.23% as of December 31, 2018 and 2.12% as of December 31, 2017. The weighted average discount rate used to determine the other postretirement benefit obligation was 3.07% as of December 31, 2019 compared to 4.08% as of December 31, 2018 and 3.43% as of December 31, 2017. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous year.

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
As of December 31, 2019, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $27.7 million in the pension and other postretirement obligations and a decrease of $1.4 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2019, assuming inflation remains unchanged, would result in an increase of $31.3 million in the pension and other postretirement obligations and an increase of $1.5 million in the net periodic benefit expense.
The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 12, “Employee Benefit Plans,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The weighted average expected return on assets associated with our U.S. pension benefits was 7.20% for 2019, 7.26% for 2018 and 7.75% for 2017. The weighted average expected return on assets associated with our U.S. pension benefit expense to be recognized in 2020 has been decreased to 6.94%, primarily as a result of our strategy to decrease exposure to equity investments as the funding level of the plans improves. The weighted average expected return on assets associated with our European pension benefits was 3.00% for 2019 and 2018 and 2.46% for 2017. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2019 would result in a variation of approximately $0.6 million in the net periodic benefit expense.
Unrecognized actuarial gains and losses related to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group. As of December 31, 2019, the accumulated amount of unrecognized losses on pension and other postretirement benefit plans was $104.7 million, of which $6.3 million is expected to be recognized in net periodic benefit expense in 2020.
The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at December 31, 2019.
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
As of December 31, 2019, we had 0.1 million metric tons and 0.3 million metric tons of metal buy and sell derivative contracts, respectively. As of December 31, 2018, we had 0.2 million metric tons and 0.3 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Additionally, we have entered into diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. We do not consider our natural gas or fuel derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
Under our natural gas contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing natural gas prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2019 and 2018, we had 2.2 trillion and 4.6 trillion, respectively, of British thermal unit forward buy contracts.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2019, we had 2.2 million gallons of diesel fuel swap contracts. As of December 31, 2018, we had 4.3 million gallons of diesel fuel swap contracts.

Currency Hedging and Exchange Risks
The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as sales contracts are generally in U.S. dollars while the costs of production are in euros. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. In order to mitigate the risk that fluctuations in the euro may have on our business we have entered into forward currency contracts. As of December 31, 2019 and 2018, we had euro forward contracts covering a notional amount of €86.9 million and €77.6 million, respectively.
Interest Rate Risks
As of December 31, 2019 approximately 78% of our debt obligations had variable interest rates. We are subject to interest rate risk related to the Term Loan Facility, the ABL Facility and the China Loan Facility, to the extent borrowings are outstanding under these facilities. As of December 31, 2019, Aleris International had $1,083.5 million and $304.9 million of borrowings under the Term Loan Facility and the ABL Facility, respectively, and Aleris Zhenjiang had $149.0 million of borrowings under the Zhenjiang Term Loans. In the third quarter of 2018, we entered into an interest rate swap to fix the LIBOR interest rate on $700.0 million the Term Loan Facility for the period of October 31, 2018 through June 28, 2019. At December 31, 2019, we had no interest rate swaps outstanding.
We estimate that if the market interest rates would have increased by 10%, our interest expense for the year ended December 31, 2019 would have increased by approximately $3.1 million, excluding the impact of any interest rate derivative instruments.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at December 31, 2019 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2019:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(8.7)	$(28.2)
Energy	(0.5)	(1.6)
Currency	(3.9)	(9.9)
The following table shows the fair values of outstanding derivative contracts at December 31, 2018 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2018:

		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$28.0	$(24.5)
Energy	(1.3)	(1.6)
Currency	(4.2)	(3.1)
The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Other Financial Instruments,” to our audited consolidated financial statements included elsewhere in the annual report on Form 10-K.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included herein.

/s/ Sean M. Stack
Sean M. Stack
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric M. Rychel
Eric M. Rychel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aleris Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Aleris Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2020 expressed an unqualified opinion thereon.
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
March 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aleris Corporation
Opinion on Internal Control over Financial Reporting
We have audited Aleris Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aleris Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the 2019 consolidated financial statements of the Company and our report dated March 18, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 18, 2020

ALERIS CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	December 31,
ASSETS	2019	2018
Current Assets
Cash and cash equivalents	$54.6	$108.6
Accounts receivable, net	322.7	308.8
Inventories	768.8	772.9
Prepaid expenses and other current assets	51.6	62.7
Total Current Assets	1,197.7	1,253.0
Property, plant and equipment, net	1,358.7	1,395.0
Intangible assets, net	30.4	32.5
Deferred income taxes	57.4	60.2
Other long-term assets	68.0	38.7
Total Assets	$2,712.2	$2,779.4

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$279.5	$374.8
Accrued liabilities	198.0	198.1
Current portion of long-term debt	72.9	21.9
Total Current Liabilities	550.4	594.8
Long-term debt	1,884.5	1,906.4
Deferred revenue	51.6	65.0
Deferred income taxes	0.5	0.9
Accrued pension benefits	185.3	163.7
Accrued postretirement benefits	29.4	29.6
Other long-term liabilities	71.7	46.1
Total Long-Term Liabilities	2,223.0	2,211.7
Stockholders’ Deficit
Common stock; par value $.01; 45,000,000 shares authorized; 32,525,615 and 32,380,867 shares issued at December 31, 2019 and 2018, respectively	0.3	0.3
Preferred stock; par value $.01; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	437.5	431.8
Accumulated deficit	(304.0)	(292.2)
Accumulated other comprehensive loss	(195.0)	(167.0)
Total Stockholders’ Deficit	(61.2)	(27.1)
Total Liabilities and Stockholders’ Deficit	$2,712.2	$2,779.4

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	For the years ended December 31,
	2019	2018	2017
Revenues	$3,375.9	$3,445.9	$2,857.3
Cost of sales	2,986.9	3,160.7	2,595.9
Gross profit	389.0	285.2	261.4
Selling, general and administrative expenses	208.4	213.7	219.2
Restructuring charges	4.6	4.8	2.9
(Gains) losses on derivative financial instruments	(7.7)	(47.0)	44.7
Other operating expense, net	3.1	3.5	5.7
Operating income (loss)	180.6	110.2	(11.1)
Interest expense, net	156.4	144.7	124.1
Debt extinguishment costs	—	48.9	—
Other expense (income), net	4.7	(10.3)	38.8
Income (loss) from continuing operations before income taxes	19.5	(73.1)	(174.0)
Provision for income taxes	31.3	18.5	40.4
Loss from continuing operations	(11.8)	(91.6)	(214.4)
Income from discontinued operations, net of tax	—	—	3.8
Net loss	$(11.8)	$(91.6)	$(210.6)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	For the years ended December 31,
	2019	2018	2017
Net loss	$(11.8)	$(91.6)	$(210.6)
Other comprehensive (loss) income, before tax:
Currency translation adjustments	(10.7)	(27.3)	82.0
Pension and other postretirement liability adjustments	(23.8)	2.2	2.7
Other comprehensive (loss) income, before tax	(34.5)	(25.1)	84.7
Income tax (benefit) expense related to items of other comprehensive (loss) income	(6.5)	1.4	1.7
Other comprehensive (loss) income, net of tax	(28.0)	(26.5)	83.0
Comprehensive loss	$(39.8)	$(118.1)	$(127.6)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(11.8)	$(91.6)	$(210.6)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	142.6	139.7	115.7
Provision for deferred income taxes	7.1	2.0	32.3
Stock-based compensation expense	8.2	9.2	11.3
Unrealized losses (gains) on derivative financial instruments	35.2	(23.1)	(3.0)
Amortization of debt issuance costs	9.1	5.9	2.8
Loss on extinguishment of debt	—	48.9	—
Net gain on sale of discontinued operations	—	—	(4.5)
Non-cash (gain) loss (see Note 20)	—	(11.1)	22.8
Other	3.9	6.5	10.1
Changes in operating assets and liabilities:
Change in accounts receivable	(18.2)	(45.7)	(5.7)
Change in inventories	(2.7)	(183.5)	(58.4)
Change in other assets	(13.6)	9.9	3.9
Change in accounts payable	(90.9)	84.7	33.7
Change in accrued liabilities and deferred revenue	(22.2)	70.5	18.2
Net cash provided (used) by operating activities	46.7	22.3	(31.4)
Investing activities
Payments for property, plant and equipment	(125.7)	(108.2)	(207.7)
Other	(1.0)	(2.0)	(3.0)
Net cash used by investing activities	(126.7)	(110.2)	(210.7)
Financing activities
Proceeds from revolving credit facilities	195.5	295.3	575.1
Payments on revolving credit facilities	(143.4)	(355.1)	(536.3)
Proceeds from notes and term loans, inclusive of premiums and discounts	—	1,483.0	263.8
Payments on notes and term loans, including premiums	(11.0)	(1,292.2)	—
Net payments on other long-term debt and finance leases	(12.1)	(9.9)	(6.4)
Debt issuance costs	—	(21.0)	(2.8)
Other	(1.9)	(2.4)	(2.9)
Net cash provided by financing activities	27.1	97.7	290.5
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(0.6)	(2.2)	4.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(53.5)	7.6	52.4
Cash, cash equivalents and restricted cash at beginning of period	115.6	108.0	55.6
Cash, cash equivalents and restricted cash at end of period	$62.1	$115.6	$108.0

Cash and cash equivalents	$54.6	$108.6	$102.4
Restricted cash (included in “Prepaid expenses and other current assets”)	7.5	7.0	5.6
Cash, cash equivalents and restricted cash	$62.1	$115.6	$108.0

The accompanying notes are an integral part of these audited consolidated financial statements.

ALERIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
Balance at January 1, 2017	$0.3	$428.0	$11.8	$(223.5)	$216.6
Net loss	—	—	(210.6)	—	(210.6)
Other comprehensive income	—	—	—	83.0	83.0
Stock-based compensation activity	—	8.3	—	—	8.3
Adoption of accounting standard	—	—	(4.7)	—	(4.7)
Other	—	—	0.1	—	0.1
Balance at December 31, 2017	$0.3	$436.3	$(203.4)	$(140.5)	$92.7
Net loss	—	—	(91.6)	—	(91.6)
Other comprehensive loss	—	—	—	(26.5)	(26.5)
Dividend (see Note 20)	—	(11.3)	—	—	(11.3)
Stock-based compensation activity	—	6.8	—	—	6.8
Adoption of accounting standard	—	—	2.8	—	2.8
Balance at December 31, 2018	$0.3	$431.8	$(292.2)	$(167.0)	$(27.1)
Net loss	—	—	(11.8)	—	(11.8)
Other comprehensive loss	—	—	—	(28.0)	(28.0)
Stock-based compensation activity	—	5.7	—	—	5.7
Balance at December 31, 2019	$0.3	$437.5	$(304.0)	$(195.0)	$(61.2)

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
Reclassification
Certain amounts in the prior period have been reclassified to conform to the current period presentation.
Cash Equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.
Restricted Cash
Cash that is reserved for a specific purpose and not available for general business use is considered restricted cash. Restricted cash is classified as either current or noncurrent assets depending on the date of availability or disbursement. At December 31, 2019 and 2018, respectively, we had $7.5 and $7.0 of cash that was restricted for payments of the China Loan Facility (defined below), all of which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Balance at beginning of the period	$0.1	$0.4	$0.3
Expenses for uncollectible accounts, net of recoveries	0.2	—	0.1
Receivables written off against the valuation reserve	(0.3)	(0.3)	—
Balance at end of the period	$—	$0.1	$0.4
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base.
Inventories
Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. Our consigned inventory held at third party warehouses and customer locations was approximately $5.3 and $16.4 as of December 31, 2019 and 2018, respectively.
Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of asset impairments. The cost of property, plant and equipment acquired in business combinations represents the fair value of the acquired assets at the time of acquisition.
The fair value of asset retirement obligations are capitalized to the related long-lived asset at the time the obligation is incurred and depreciated over the remaining useful life of the related asset. Major renewals and improvements that extend an asset’s useful life are capitalized to property, plant and equipment. Major repair and maintenance projects are expensed over periods not exceeding 18 months while normal maintenance and repairs are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Buildings and improvements	5 - 38 years
Production equipment and machinery	2 - 25 years
Office furniture, equipment and other	3 - 10 years
Interest is capitalized in connection with major construction projects. Capitalized interest costs are as follows:

	For the years ended December 31,
	2019	2018	2017
Capitalized interest	$1.0	$1.2	$8.4
Intangible Assets
Intangible assets are primarily related to trade names, technology and customer relationships. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid. Intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized over their estimated useful lives, ranging from 15 to 25 years. See Note 8, “Intangible Assets,” for additional information.
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
Research and Development
Our research and development organization includes three locations in Europe, one location in the United States and one location in China, along with support staff focused on new product and alloy offerings and process performance technology. Research and development expenses, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations, were $17.4, $18.4 and $16.0 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
There were no stock options, restricted stock units or restricted shares granted during the years ended December 31, 2019 and 2018. Total stock-based compensation expense included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 was $8.2, $9.2 and $11.3, respectively.
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
The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. Fair values for our metal and energy derivative instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. Our currency and interest rate derivative instruments are valued using observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. In accordance with the requirements of ASC 820, we have included an estimate of the risk associated with non-performance by either ourselves or our counterparties in developing these fair values. See Note 14, “Derivative and Other Financial Instruments,” for additional information.
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
We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Counterparties are evaluated for creditworthiness and a risk assessment is completed prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure there is not an inappropriate concentration of credit outstanding to any particular counterparty. Although non-performance by counterparties is possible, we do not currently anticipate non-performance by any of these parties. At December 31, 2019, substantially all of our derivative financial instruments were maintained with nine counterparties. We have the right to require cash collateral from our counterparties based on the fair value of the underlying derivative financial instruments.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Currency Translation
The majority of our international subsidiaries use the local currency as their functional currency. Individually significant transactions are translated at the applicable currency exchange rate on the date of the transaction. We translate all of the other amounts included in our Consolidated Statements of Operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ deficit. Currency translation adjustments accumulate in consolidated stockholders’ deficit until the disposition or liquidation of the international entities. Except for intercompany debt determined to be of a long-term investment nature, current intercompany accounts and transactional gains and losses associated with receivables, payables and debt denominated in currencies other than the functional currency are included within “Other expense (income), net” in the Consolidated Statements of Operations. The translation of accounts receivables, payables and debt denominated in currencies other than the functional currencies resulted in transactional losses of $0.4, $0.3 and $8.2 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Recently Adopted and New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, we will be required to use a current expected credit loss model (CECL) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates than our current model. This guidance becomes effective for us on January 1, 2020, including the interim periods in the year. We do not expect the adoption of this ASU will have a material effect on the consolidated financial statements or related disclosures.
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
Upon adoption, we recorded operating lease right-of-use assets of $10.8, representing the present value of future lease payments under operating leases with terms of greater than twelve months. We also recorded corresponding operating lease liabilities of $11.5. In addition, the prior capital lease balances of $10.4, $4.0 and $6.2 previously reported in fixed assets, current maturities of long-term debt and long-term debt, respectively, were reclassified into separately classified right-of-use asset and lease obligation accounts. The adoption had no impact on reported net loss or accumulated deficit. See Note 7, “Leases” for additional information.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”), which was the result of a joint project by the FASB and International Accounting Standards Board to

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.The Company adopted ASU 2014-09 on January 1, 2018, and applied the standard to all contracts at that date. We adopted this standard using the modified retrospective approach. The pre-tax impact of the adoption of ASU 2014-09 on our Consolidated Balance Sheet at December 31, 2019 and 2018 and our Consolidated Statement of Operations for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
	(Decrease)
Consolidated Statement of Operations
Revenues	$(2.1)	$(2.0)
Cost of goods sold	(1.6)	(1.7)
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
The following table discloses the disaggregated revenue from our contracts with customers by major end-use:

	For the year ended December 31, 2019
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	$365.7	$146.0	$(5.2)	$506.5
Automotive	457.8	321.6	—	(16.4)	763.0
Building and construction	758.8	94.3	—	—	853.1
Distribution	309.4	66.4	35.4	—	411.2
Heat exchanger	—	216.3	—	—	216.3
Regional plate and sheet	—	146.1	—	—	146.1
Truck trailer	233.4	23.4	—	—	256.8
Other	175.6	42.1	5.2	—	222.9
	$1,935.0	$1,275.9	$186.6	$(21.6)	$3,375.9

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2018
	North America	Europe	Asia Pacific	Intra-entity sales	Total
Aerospace	$—	293.3	$85.1	—	$378.4
Automotive	221.0	400.8	—	(25.0)	596.8
Building and construction	834.6	—	—	—	834.6
Distribution	465.0	—	61.6	(0.8)	525.8
Heat Exchanger	—	263.9	—	—	263.9
Regional Plate and Sheet	—	397.5	—	—	397.5
Truck Trailer	194.0	—	—	—	194.0
Other	201.1	51.9	2.1	(0.2)	254.9
	$1,915.7	$1,407.4	$148.8	$(26.0)	$3,445.9
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
The following table details the deferred revenue for which our performance obligations have not been satisfied:

	For the years ended December 31,
	2019	2018
Balance at the beginning of the period	$81.9	$21.4
Payments received	8.6	78.0
Revenue recognized	(24.0)	(18.8)
Adoption of ASC 606	—	1.6
Currency and other	(0.1)	(0.3)
Balance at the end of the period (a)	$66.4	$81.9
(a) Deferred revenue is included in “Accrued liabilities” and “Deferred revenue” on the Consolidated Balance Sheet.
4. RESTRUCTURING CHARGES
2019 Restructuring
During the year ended December 31, 2019, we recorded restructuring charges of $4.6 in the Consolidated Statements of Operations. These charges included $4.5 related to exit and environmental remediation costs of closed facilities. The remainder of the charges related to severance and other termination benefits.
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

5. INVENTORIES
The components of our “Inventories” as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Raw materials	$293.4	$283.8
Work in process	291.0	284.5
Finished goods	145.6	169.1
Supplies	38.8	35.5
Total inventories	$768.8	$772.9
6. PROPERTY, PLANT AND EQUIPMENT
The components of our consolidated property, plant and equipment are as follows:

	December 31,
	2019	2018
Land	$95.5	$94.2
Buildings and improvements	407.3	395.6
Production equipment and machinery	1,489.5	1,456.8
Office furniture and computer software and equipment	140.0	129.8
Construction work-in-progress	58.5	41.7
Property, plant and equipment	2,190.8	2,118.1
Accumulated depreciation	(832.1)	(723.1)
Property, plant and equipment, net	$1,358.7	$1,395.0
Capital lease assets and accumulated amortization of capital leases totaled $17.9 and $7.5, respectively, at December 31, 2018. Subsequent to the adoption of ASU 2016-02 in 2019, finance leases are included in “Other long-term assets”, as discussed in Note 7, “Leases.”
Capital expenditures included in accounts payable totaled $16.2 and $17.9 at December 31, 2019 and 2018, respectively. Capital expenditures included in accrued liabilities totaled $15.8 and $20.4 at December 31, 2019 and 2018, respectively.
Our depreciation expense, including amortization of capital lease assets for the years ended December 31, 2018 and 2017, and repair and maintenance expense was as follows:

	For the years ended December 31,
	2019	2018	2017
Depreciation expense included within “Selling, general and administrative expenses”	$5.9	$9.5	$8.2
Depreciation expense included within “Cost of sales”	129.2	128.1	105.4
Repair and maintenance expense	114.6	105.0	95.5
7. LEASES
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The components of lease expense were as follows:

For the year ended
December 31, 2019
Operating lease expense	$4.8

Finance lease expense
Amortization of right-of-use assets	$5.3
Interest on lease liabilities	1.1
Total finance lease expense	$6.4

Short term lease expense	$1.9
Supplemental cash flow information related to leases was as follows:

For the year ended
December 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$(5.0)
Operating cash flows from finance leases	(1.0)
Financing cash flows from finance leases	(5.0)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3.3
Finance leases	20.7

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases
Operating lease right-of-use assets (a)	$9.6

Current operating lease liabilities (a)	$4.1
Long-term operating lease liabilities (a)	6.2
Total operating lease liabilities	$10.3

Finance leases
Finance lease right-of-use asset, gross	$35.0
Finance lease right-of-use asset, accumulated amortization	(10.3)
Finance lease right-of-use asset, net (a)	$24.7

Current finance lease liabilities (a)	$5.0
Long-term finance lease liabilities (a)	20.1
Total finance lease liabilities	$25.1

Weighted average remaining lease term
Operating leases	3.2 years
Finance leases	9.5 years

Weighted average discount rate
Operating leases	5.8%
Finance leases	5.9%
(a) Operating and finance lease right-of-use assets are included in “Other long-term assets” in the Consolidated Balance Sheet. Current operating and finance lease obligations are included in “Accrued liabilities” in the Consolidated Balance Sheet. Long-term operating and finance lease obligations are included in “Other long-term liabilities” in the Consolidated Balance Sheet.
Rental expense for the years ended December 31, 2018 and 2017 was $9.9 and $10.1, respectively, which was prior to the adoption of ASU 2016-02.
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period ending December 31,
2020	$4.5	$6.3
2021	3.3	4.7
2022	1.4	3.6
2023	1.2	2.5
2024	0.8	2.0
Thereafter	—	15.2
Total lease payments	11.2	34.3
Less imputed interest	(0.9)	(9.2)
Total	$10.3	$25.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

8. INTANGIBLE ASSETS
The following table details our intangible assets as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Gross				Gross
	carrying	Accumulated	Net	Average	carrying	Accumulated	Net
	amount	amortization	amount	life	amount	amortization	amount
Trade name	$15.9	$—	$15.9	Indefinite	$15.9	$—	$15.9
Technology	5.9	(2.3)	3.6	25 years	5.9	(2.1)	3.8
Customer relationships	28.3	(17.4)	10.9	15 years	28.3	(15.5)	12.8
Total	$50.1	$(19.7)	$30.4	17 years	$50.1	$(17.6)	$32.5
The following table presents amortization expense, which has been classified within “Selling, general and administrative expenses” in the Consolidated Statements of Operations:

	For the years ended December 31,
	2019	2018	2017
Amortization expense	$2.1	$2.1	$2.1
The following table presents estimated amortization expense for the next five years:

2020	$2.1
2021	2.1
2022	2.1
2023	2.1
2024	2.1
Total	$10.5
9. ACCRUED AND OTHER LONG-TERM LIABILITIES
Accrued liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Employee-related costs	$64.3	$67.8
Accrued professional fees	23.6	11.1
Accrued interest	21.8	31.5
Accrued capital expenditures	15.8	20.4
Accrued taxes	15.5	21.2
Deferred revenue	14.7	16.8
Derivative financial instruments	13.1	4.8
Other liabilities	29.2	24.5
Total accrued liabilities	$198.0	$198.1
Other long-term liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Accrued environmental and ARO liabilities	$27.2	$26.7
Finance lease obligations	20.1	—
Employee-related costs	15.9	14.6
Operating lease obligations	6.2	—
Derivative financial instruments	0.5	2.4
Other long-term liabilities	1.8	2.4
Total other long-term liabilities	$71.7	$46.1

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
The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the years ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$6.8	$6.1	$4.7
Revisions and liabilities incurred	—	1.0	1.2
Accretion expense	0.1	0.1	0.1
Payments	(0.1)	(0.3)	—
Translation and other charges	—	(0.1)	0.1
Balance at the end of the period	$6.8	$6.8	$6.1
11. LONG-TERM DEBT
Our debt is summarized as follows:

	December 31,
	2019	2018
ABL Facility	$304.9	$253.7
First Lien Term Loan due 2023 ("Term Loan Facility"), net of discount and deferred issuance costs of $18.5 and $24.3 at December 31, 2019 and 2018, respectively	1,065.0	1,070.2
10.75% Senior Secured Junior Priority Notes due 2023 ("2023 Junior Priority Notes"), net of discount and deferred issuance costs of $5.8 and $7.5 at December 31, 2019 and 2018, respectively	394.2	392.5
Exchangeable Notes, net of discount of $0.1 and $0.2 at December 31, 2019 and 2018, respectively	44.7	44.6
Zhenjiang Term Loans, net of discount of $0.3 and $0.4 at December 31, 2019 and 2018, respectively	148.6	157.2
Other	—	10.1
Total debt	1,957.4	1,928.3
Less: Current portion of long-term debt	72.9	21.9
Total long-term debt	$1,884.5	$1,906.4
Maturities of Debt
Scheduled maturities of our debt subsequent to December 31, 2019 are as follows:

Debt
2020	$73.0
2021	36.8
2022	350.3
2023	1,484.9
2024	37.1
After 2024	—
Total	$1,982.1
Term Loan Facility
The senior secured first lien term loan (the “Term Loan Facility”) consists of a $1,083.5 first lien senior secured term loan facility, which will mature on February 27, 2023. Aleris International’s obligations under the Term Loan Facility are guaranteed by Aleris Corporation and Aleris International’s domestic restricted subsidiaries that guarantee Aleris International’s existing obligations under the ABL Facility and the 2023 Junior Priority Notes (the “Guarantor Subsidiaries” and, together with Aleris Corporation, the “Guarantors”).
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
The Term Loan Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on Aleris International and certain of its subsidiaries, including, without limitation, restrictions on the ability to, among other things, incur additional debt, grant liens or security interests on assets, merge, consolidate or sell assets, make investments, loans and acquisitions, pay dividends and make restricted payments, modify terms of junior indebtedness or enter into affiliate transactions. The Term Loan Facility also contains certain customary affirmative covenants and events of default. Aleris International was in compliance with all covenants set forth in the Term Loan Facility as of December 31, 2019.
2023 Junior Priority Notes
On June 25, 2018, Aleris International completed the issuance of $400.0 aggregate principal amount of 10.75% senior secured junior priority notes due 2023 (the “2023 Junior Priority Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 2023 Junior Priority Notes were issued under an indenture (as amended and supplemented from time to time, the “2023 Junior Priority Notes Indenture”), dated as of June 25, 2018, among Aleris International, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The 2023 Junior Priority Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior secured basis, by each of the Guarantors, as primary obligor and not merely as surety.
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
If Aleris International or any restricted subsidiary consummates one or more asset sales generating net proceeds in excess of $35.0 in the aggregate at any time after July 15, 2019 but on or prior to July 15, 2020, Aleris International may, at its option, redeem all or a portion of the 2023 Junior Priority Notes in an aggregate principal amount not to exceed such net proceeds at a redemption price equal to 103.00% of the principal amount thereof, in each case, plus accrued and unpaid interest.
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
The 2023 Junior Priority Notes Indenture contains covenants, subject to certain limitations and exceptions, limiting the ability of Aleris International and its restricted subsidiaries to, among other things: incur additional debt; pay dividends or distributions on Aleris International’s capital stock or redeem, repurchase or retire Aleris International’s capital stock or subordinated debt; issue preferred stock of restricted subsidiaries; make certain investments; create liens on Aleris International’s or its Guarantors Subsidiaries’ assets to secure debt; enter into sale and leaseback transactions; create restrictions on the payment of dividends or other amounts to Aleris International from the restricted subsidiaries that are not guarantors of the 2023 Junior Priority Notes; enter into transactions with affiliates; merge or consolidate with another company; and sell assets, including capital stock of Aleris International’s subsidiaries. The 2023 Junior Priority Notes Indenture also contains customary events of default. Aleris International was in compliance with all covenants set forth in the 2023 Junior Priority Notes Indenture as of December 31, 2019.
ABL Facility
On June 15, 2015, Aleris International entered into a credit agreement, as amended and supplemented from time to time, providing for an asset-based revolving credit facility (as amended, the “ABL Facility”) which permits multi-currency borrowings up to $750.0 by Aleris International and its U.S. subsidiaries and up to a combined $375.0 by Aleris Switzerland GmbH, a wholly owned Swiss subsidiary, Aleris Aluminum Duffel BVBA, a wholly owned Belgian subsidiary, Aleris Rolled Products Germany GmbH, a wholly owned German subsidiary and, upon its accession to the credit agreement, Aleris

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Casthouse Germany GmbH, a wholly owned German subsidiary (but limited to $750.0 in total). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located. Both the borrowing base and the ABL Facility utilization may fluctuate on a monthly basis. Our borrowing base may also fluctuate due to, in part, seasonal working capital increases and increased aluminum prices. The ABL Facility provides for the issuance of up to $125.0 of letters of credit. The credit agreement provides that commitments under the ABL Facility may be increased at any time by an additional $300.0, subject to certain conditions.
As of December 31, 2019, we estimate that the borrowing base would have supported borrowings of up to $621.1. We had outstanding borrowings of $304.9 under the ABL Facility as of December 31, 2019. After giving effect to outstanding borrowings and letters of credit, Aleris International had $290.8 available for borrowing under the ABL Facility.
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
There is no scheduled amortization under the ABL Facility. The maturity date of the ABL Facility is the earliest of (x) June 25, 2023, (y) the date that is 60 days prior to the scheduled maturity date of the term loans under the Term Loan Facility (currently February 27, 2023) and (z) the date that is 60 days prior to the scheduled maturity date of the 2023 Junior Priority Notes (currently July 15, 2023).
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
Although the credit agreement governing the ABL Facility generally does not require Aleris International to comply with any financial ratio maintenance covenants, if combined availability is less than the greater of (a) 10% of the lesser of the combined borrowing base and the combined commitments and (b) $40.0 a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

covenants and events of default. Aleris International was in compliance with all of the covenants set forth in the credit agreement as of December 31, 2019.
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
China Loan Facility
Aleris Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) maintains a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively, as amended and supplemented from time to time the “China Loan Facility”). The China Loan Facility consists of a $27.6 U.S. dollar term loan facility, an RMB 846.2 million (or equivalent to approximately $121.4 as of December 31, 2019) term loan facility (collectively referred to as the “Zhenjiang Term Loans”) and an RMB 410.0 million (or equivalent to approximately $58.8 as of December 31, 2019) revolving facility (referred to as the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. Although the final maturity date for all borrowings under the Zhenjiang Revolver is May 18, 2021, all amounts outstanding under the Zhenjiang Revolver were repaid in 2017. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2019 and 2018, $149.0 and $157.6, respectively, was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually. The initial repayment began in 2016. According to the amended repayment schedule, the semi-annual repayment in 2020 will be RMB 60.0 million (or equivalent to approximately $8.6 at December 31, 2019) and will increase to RMB 258.7 million by 2024 (or equivalent to approximately $37.1 at December 31, 2019).
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
Aleris Zhenjiang was in compliance with all of the covenants set forth in the China Loan Facility as of December 31, 2019. Aleris Zhenjiang has had delays in its ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that Aleris Zhenjiang will be able to draw any amounts committed under the Zhenjiang Revolver in the future or as to the timing or cost of any such draws.

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
Our match of employees’ contributions under our defined contribution plans and supplemental employer contributions for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the years ended December 31,
	2019	2018	2017
Company match of employee contributions	$6.0	$5.9	$5.4
Supplemental employer contributions	1.5	1.5	1.3
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
The service cost component of net periodic benefit expense is included in “Operating income (loss),” while all other components of net periodic benefit expense are included in “Other expense (income), net” in the Consolidated Statements of Operations. The components of the net periodic benefit expense for the years ended December 31, 2019, 2018 and 2017 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2019	2018	2017
Service cost	$4.3	$4.5	$3.9
Interest cost	6.5	5.8	5.8
Amortization of net loss	2.6	1.9	1.9
Amortization of prior service cost	0.2	0.2	0.2
Expected return on plan assets	(9.1)	(10.3)	(10.2)
Net periodic benefit cost	$4.5	$2.1	$1.6

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2019	2018	2017
Service cost	$2.3	$2.5	$2.5
Interest cost	2.1	2.1	1.8
Amortization of net loss	2.4	2.7	3.0
Net periodic benefit cost	$6.7	$7.3	$7.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The changes in projected benefit obligations and plan assets during the years ended December 31, 2019 and 2018 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	For the years ended December 31,		For the years ended December 31,
	2019	2018	2019	2018
Change in projected benefit obligations
Projected benefit obligation at beginning of period	$174.6	$188.8	$125.7	$130.3
Plan amendments	1.0	—	—	—
Service cost	4.3	4.5	2.3	2.5
Interest cost	6.5	5.8	2.1	2.1
Actuarial loss (gain)	20.8	(12.5)	20.7	(0.6)
Expenses paid	(2.2)	(2.0)	—	—
Benefits paid	(10.2)	(10.0)	(3.4)	(3.7)
Plan settlements	—	—	—	(0.7)
Translation and other	—	—	(2.4)	(4.2)
Projected benefit obligation at end of period	$194.8	$174.6	$145.0	$125.7

Change in plan assets
Fair value of plan assets at beginning of period	$129.7	$143.6	$3.1	$1.3
Employer contributions	5.1	7.0	3.7	4.7
Actual return on plan assets	25.0	(8.9)	0.2	—
Expenses paid	(2.2)	(2.0)	—	—
Benefits paid	(10.2)	(10.0)	(3.4)	(3.7)
Plan settlements	—	—	—	(0.7)
Translation and other	—	—	—	1.5
Fair value of plan assets at end of period	$147.4	$129.7	$3.6	$3.1

Net amount recognized	$(47.4)	$(44.9)	$(141.4)	$(122.6)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2019 and 2018:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Accrued liabilities	$—	$—	$(3.5)	$(3.8)
Accrued pension benefits	(47.4)	(44.9)	(137.9)	(118.8)
Net amount recognized	$(47.4)	$(44.9)	$(141.4)	$(122.6)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial loss	$44.9	$42.6	$57.0	$39.5
Net prior service cost	2.1	1.3	—	—
	$47.0	$43.9	$57.0	$39.5

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial loss	$(2.6)		$(3.7)
Amortization of net prior service cost	(0.3)		—
	$(2.9)		$(3.7)

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$194.4	$174.2	$142.1	$123.2
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	194.8	174.6	145.0	124.7
Aggregate fair value of plan assets	147.4	129.8	3.6	2.0
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	194.4	174.2	141.4	120.5
Aggregate fair value of plan assets	147.4	129.8	2.8	—
Projected employer contributions for 2020	8.3		0.1
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
The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits
	As of December 31,
	2019	2018	2017
Discount rate	3.1%	4.2%	3.5%

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	Non-U.S. Pension Benefits
	As of December 31,
	2019	2018	2017
Discount rate	1.5%	2.2%	2.1%
Rate of compensation increases, if applicable	3.0	3.0	3.0
The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows:

	U.S. Pension Benefits
	For the years ended December 31,
	2019	2018	2017
Discount rates	3.8% - 4.3%	3.2% - 3.7%	3.3% - 4.4%
Expected return on plan assets	7.2	7.3	7.8

	Non-U.S. Pension Benefits
	For the years ended December 31,
	2019	2018	2017
Discount rates	1.7% - 2.4%	1.6% - 2.3%	1.5% - 2.0%
Expected return on plan assets	3.0	3.0	2.5
Rate of compensation increase	3.0	3.0	3.0
Plan Assets. The weighted average plan asset allocations at December 31, 2019 and 2018 and the target allocations are as follows:

	Percentage of Plan Assets
	2019	2018	Target Allocation
Cash	1%	1%	—%
Equity	53	49	53
Fixed income	35	36	37
Real estate	9	12	10
Other	2	2	—
Total	100%	100%	100%
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The fair values of the Company’s pension plan assets at December 31, 2019 by asset class are as follows:

	Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and Plan Receivables	$1.1	$1.1	$—	$—
Registered Investment Companies:
Large U.S. Equity	18.5	18.5	—	—
Small / Mid U.S. Equity	6.7	6.7	—	—
International Equity	14.0	14.0	—	—
Other	3.6	—	3.6	—
Total assets in the fair value hierarchy	43.9	$40.3	$3.6	$—
Commingled and Limited Partnership Funds measured at NAV (a):
Hedged Equity	18.0
Core Real Estate	13.8
International Large Cap Equity	12.2
Core Fixed Income	53.5
Small Cap Value Equity	9.6
Total assets	$151.0
(a) In accordance with ASC 820-10, certain investments that were measured at NAV (as defined below) (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.
The fair values of the Company’s pension plan assets at December 31, 2018 by asset class are as follows:

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$1.1	$1.1	$—	$—
Registered Investment Companies:
Large U.S. Equity	13.5	13.5	—	—
Small / Mid U.S. Equity	4.7	4.7	—	—
International Equity	11.8	11.8	—	—
Other	3.0	—	3.0	—
Total assets in the fair value hierarchy	34.1	$31.1	$3.0	$—
Commingled and Limited Partnership Funds measured at NAV (a):
Hedged Equity	16.3
Core Real Estate	15.6
International Large Cap Equity	10.3
Core Fixed Income	47.4
Small Cap Value Equity	9.1
Total assets	$132.8
(a) In accordance with ASC 820-10, certain investments that were measured at NAV (as defined below) (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.
The following section describes the valuation methodologies used to measure the fair values of pension plan assets. There have been no changes in the methodologies used at December 31, 2019 and 2018.

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
Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits
2020	$11.7	$3.6
2021	11.9	3.7
2022	11.4	4.2
2023	11.7	3.8
2024	11.5	4.1
2025 - 2029	55.8	21.4
Other Postretirement Benefit Plans
We maintain health care and life insurance benefit plans covering certain corporate and North America segment employees. We accrue the cost of postretirement benefits within the covered employees’ active service periods.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The financial status of the plans at December 31, 2019 and 2018 is as follows:

	For the years ended December 31,
	2019	2018
Change in benefit obligations
Benefit obligation at beginning of period	$32.5	$37.5
Service cost	0.3	0.3
Interest cost	1.2	1.1
Benefits paid	(3.4)	(4.4)
Employee contributions	1.2	1.0
Medicare subsidies received	0.2	0.2
Actuarial gain	—	(3.2)
Benefit obligation at end of period	$32.0	$32.5

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	2.0	3.2
Employee contributions	1.2	1.0
Medicare subsidies received	0.2	0.2
Benefits paid	(3.4)	(4.4)
Fair value of plan assets at end of period	$—	$—

Net amount recognized	$(32.0)	$(32.5)
The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Accrued liabilities	$(2.6)	$(2.9)
Accrued postretirement benefits	(29.4)	(29.6)
Net amount recognized	$(32.0)	$(32.5)

Amounts recognized in accumulated other comprehensive loss (before tax) consist of:
Net actuarial gain	$(4.4)	$(5.4)
Net prior service cost	2.8	3.0
	$(1.6)	$(2.4)

Amortization expected to be recognized during next fiscal year (before tax):
Amortization of net actuarial gain	$0.5
Amortization of prior service cost	(0.2)
	$0.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The service cost component of net periodic benefit expense is included in “Operating income (loss),” while all other components of net periodic benefit expense are included in “Other expense (income), net” in the Consolidated Statements of Operations. The components of net postretirement benefit expense for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the years ended December 31,
	2019	2018	2017
Service cost	$0.3	$0.3	$0.2
Interest cost	1.2	1.1	1.1
Amortization of prior service cost	0.2	0.2	—
Amortization of net gain	(1.0)	(0.7)	(0.5)
Net postretirement benefit expense	$0.7	$0.9	$0.8
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
The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	For the years ended December 31,
	2019	2018	2017
Discount rates	3.7% - 4.3%	3.0% - 3.7%	3.1% - 4.3%
Discount rate used to determine end of period benefit obligations	3.1%	4.1%	3.4%
Health care cost trend rate assumed for next year	6.1%	6.9%	7.4%
Ultimate trend rate	4.5%	4.5%	4.5%
Year rate reaches ultimate trend rate	2037	2037	2037
Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.1	$(0.1)
Effect on postretirement benefit obligations	1.7	(1.4)
Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year.
Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross Benefit Payment	Net of Medicare Part D Subsidy
2020	$2.8	$2.6
2021	2.6	2.4
2022	2.5	2.4
2023	2.4	2.2
2024	2.4	2.2
2025 - 2029	10.3	9.7
Early Retirement Plans
Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans totaled $9.0 and $9.9 at December 31, 2019 and 2018, respectively, of which $2.8, the estimated payments under these plans for the year ending December 31, 2020, was classified as a current liability at December 31, 2019.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

13. STOCK-BASED COMPENSATION
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
A summary of stock option activity for the year ended December 31, 2019 is as follows:

		Weighted	Weighted average	Weighted
		average	remaining	average
		exercise price	contractual	grant date
Service-based options	Options	per option	term in years	fair value
Outstanding at January 1, 2019	3,431,920	$20.93		$9.32
Exercised	(5,899)	16.87		8.28
Forfeited	(84,924)	21.75		9.93
Outstanding at December 31, 2019	3,341,097	$20.92	4.7	$9.31
Options exercisable at December 31, 2019	3,341,097	$20.92	4.7	$9.31
The range of exercise prices of options outstanding at December 31, 2019 was $16.78 - $38.45.
The term of the stock options granted was calculated using the practical expedient provided in ASU 2016-09 that allows for the calculation of the term to be the midpoint between the requisite service period and the contractual term of the award.
At December 31, 2019, there was no unrecognized compensation expense related to the stock options and restricted stock units.
The Black-Scholes method was used to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. Intrinsic value is measured using the fair value at the date of exercise less the applicable exercise price. The following table summarizes the significant assumptions used to determine the fair value of the stock options granted during the year ended December 31, 2017. There were no stock options granted during the years ended December 31, 2019 and 2018.

For the year ended December 31, 2017
Weighted average expected option life in years	5.5
Weighted average grant date fair value	$7.78
Risk-free interest rate	2.1%
Equity volatility factor	50%
Dividend yield	—%
Intrinsic value of options exercised	N/A
A summary of restricted stock units activity for the year ended December 31, 2019 is as follows:

		Weighted
		average
		grant date
Restricted Stock Units	Shares	fair value
Outstanding at January 1, 2019	260,051	$17.00
Vested	(252,376)	17.00
Forfeited	(7,675)	$17.00
Outstanding at December 31, 2019	—

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $4.3, $5.8 and $8.2, respectively. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2017 was $23.70. There were no restricted stock units granted during the years ended December 31, 2019 and 2018.
14. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts, options and swaps, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements, as well as fuel costs and certain currency and interest rate exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At December 31, 2019, no cash collateral was posted. At December 31, 2018, $0.2 of cash collateral was posted. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2019 and 2018, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the Consolidated Balance Sheet.

	Fair Value of Derivatives as of December 31,
	2019		2018
Derivatives by Type	Asset	Liability	Asset	Liability
Metal	$3.6	$(12.3)	$52.3	$(24.3)
Energy	0.3	(0.8)	0.2	(1.6)
Currency	0.1	(4.0)	0.4	(4.5)
Interest Rate	—	—	—	(0.4)
Total	4.0	(17.1)	52.9	(30.8)
Effect of counterparty netting	(3.5)	3.5	(23.5)	23.5
Effect of cash collateral	—	—	—	0.2
Net derivatives as classified in the balance sheet	$0.5	$(13.6)	$29.4	$(7.1)
The fair value of our derivative financial instruments at December 31, 2019 and 2018 are recorded on the Consolidated Balance Sheet as follows:

		December 31,
Asset Derivatives	Balance Sheet Location	2019	2018
Metal	Prepaid expenses and other current assets	$—	$29.3
	Other long-term assets	0.2	—
Energy	Prepaid expenses and other current assets	0.3	0.1
Total		$0.5	$29.4

		December 31,
Liability Derivatives	Balance Sheet Location	2019	2018
Metal	Accrued liabilities	$8.5	$—
	Other long-term liabilities	0.3	1.2
Energy	Accrued liabilities	0.8	1.4
Currency	Accrued liabilities	3.8	3.0
	Other long-term liabilities	0.2	1.1
Interest Rate	Accrued liabilities	—	0.4
Total		$13.6	$7.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

With the exception of the interest rate derivative financial instruments (for which realized gains are included within “Interest expense, net” in the Consolidated Statements of Operations), both realized and unrealized gains and losses on derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Operations. Realized (gains) losses on derivative financial instruments, which are included in the “Operating activities” of the Consolidated Statements of Cash Flows, totaled the following during the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Metal	$(49.3)	$(23.5)	$47.3
Energy	1.4	(1.4)	1.0
Currency	5.0	0.6	(0.6)
Interest Rate	0.5	0.1	—
Total realized (gains) losses	$(42.4)	$(24.2)	$47.7
Metal Hedging
The selling prices of the majority of the orders for our products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, future, swaps or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, future, swaps or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2019, we had 0.1 million metric tons and 0.3 million metric tons of metal buy and sell derivative contracts, respectively. As of December 31, 2018, we had 0.2 million metric tons and 0.3 million metric tons of metal buy and sell derivative contracts, respectively.
Energy Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We can also use a combination of call option contracts and put option contracts for managing the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires unexercised. Upon settlement of a put option contract, we pay cash and recognize a related loss if the NYMEX closing price is lower than the strike price of the put option. If the put option strike price is less than the NYMEX closing price, no amount is paid and the option expires unexercised. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2019 and 2018, we had 2.2 trillion and 4.6 trillion of British thermal unit forward buy contracts, respectively.
We use independent freight carriers to deliver our products. As part of the total freight charge, these carriers include a per mile diesel surcharge based on the Department of Energy, Energy Information Administration’s (“DOE”) Weekly Retail Automotive Diesel National Average Price. From time to time, we may enter into over-the-counter DOE diesel fuel swaps with financial counterparties to mitigate the impact of the volatility of diesel fuel prices on our freight costs. Under these swap agreements, we pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and receive a floating rate payment that is determined on a monthly basis based on the average price of the DOE Diesel Fuel Index during the applicable month. The swaps are designed to offset increases or decreases in fuel surcharges that we pay to our carriers. All

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

swaps are financially settled. There is no possibility of physical settlement. As of December 31, 2019, we had 2.2 million gallons of diesel fuel swap contracts. As of December 31, 2018, we had 4.3 million diesel fuel swap contracts.
Currency Hedging
Our aerospace and heat exchanger businesses expose the U.S. dollar operating results of our European operations to fluctuations in the euro as the sales contracts are generally in U.S. dollars while the costs of production are in euros. In order to mitigate the risk that fluctuations in the euro may have on our business, we have entered into forward currency contracts. As of December 31, 2019 and 2018, we had euro forward contracts covering a notional amount of €86.9 million and €77.6 million, respectively.
Interest Rate Risk
We are exposed to variable interest rate risk on the Term Loan Facility. We entered into interest rate swaps to fix the LIBOR interest rate on $700.0 of the Term Loan Facility for the period of October 31, 2018 through June 28, 2019. As of December 31, 2019, we had no interest rate swaps outstanding.
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
We endeavor to use the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2019 and 2018, all of our derivative assets and liabilities represent Level 2 fair value measurements.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Other Financial Instruments
The carrying amount, fair values and level in the fair value hierarchy of our other financial instruments at December 31, 2019 and 2018 are as follows:

	December 31,
	2019			2018
	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy	Carrying Amount	Fair Value	Level in the Fair Value Hierarchy
Cash and cash equivalents	$54.6	$54.6	Level 1	$108.6	$108.6	Level 1
Restricted cash	7.5	7.5	Level 1	7.0	7.0	Level 1
ABL Facility	304.9	304.9	Level 2	253.7	253.7	Level 2
First Lien Term Loan	1,065.0	1,086.9	Level 1	1,070.2	1,088.2	Level 1
2023 Junior Priority Notes	394.2	416.6	Level 1	392.5	410.1	Level 1
Exchangeable Notes	44.7	58.1	Level 3	44.6	60.7	Level 3
Zhenjiang Term Loans	148.6	149.0	Level 3	157.2	157.6	Level 3
The principal amount of the ABL Facility approximates fair value because the interest rate paid is variable and there have been no significant changes in the credit risk of Aleris International subsequent to the borrowings. The fair values of the Term Loan Facility and the 2023 Junior Priority Notes were estimated using market quotations. The fair value of Aleris International’s Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of our common stock, a risk-free interest rate of 1.6% and expected equity volatility of 65%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The principal amount of the Zhenjiang Term Loans approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the Zhenjiang Term Loans.
15. INCOME TAXES
The income (loss) before income taxes was as follows:

	For the years ended December 31,
	2019	2018	2017
U.S.	$(81.3)	$(147.2)	$(244.8)
International	100.8	74.1	70.8
Income (loss) from continuing operations before income taxes	19.5	(73.1)	(174.0)
Income from discontinued operations before income taxes	—	—	4.5
Total income (loss) before income taxes	$19.5	$(73.1)	$(169.5)
The provision for income taxes, which reflects the application of the intraperiod tax allocation requirements of ASC 740-20, “Intraperiod Tax Allocation”, was as follows:

	For the years ended December 31,
	2019	2018	2017
Current:
Federal	$—	$(0.1)	$(1.9)
State	0.3	0.1	—
International	23.9	16.5	10.7
	24.2	16.5	8.8
Deferred:
Federal	—	(1.5)	(1.6)
State	—	(0.1)	0.1
International	7.1	3.6	33.1
	7.1	2.0	31.6
Provision for income taxes of continuing operations	31.3	18.5	40.4
Provision for income taxes of discontinued operations	—	—	0.7
Total provision for income taxes	$31.3	$18.5	$41.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The income tax provision of continuing operations, computed by applying the federal statutory tax rate to the income (loss) from continuing operations before income taxes, differed from the provision for income taxes of continuing operations as follows:

	For the years ended December 31,
	2019	2018	2017
Income tax provision (benefit) at the federal statutory rate	$4.1	$(15.4)	$(60.9)
Foreign income tax rate differential and permanent differences, net	15.5	16.5	(2.5)
State income taxes, net	0.1	(4.4)	(9.9)
Domestic permanent differences, meals and entertainment	0.2	0.2	0.3
Domestic permanent differences, other than meals and entertainment, net	0.1	0.1	0.3
Disallowed tax loss on property distribution	—	2.2	—
Tax on deemed dividend of foreign earnings, net of foreign tax credit	11.1	16.9	10.5
Change in uncertain tax position	5.1	—	1.2
Effect of statutory rate changes	—	1.0	99.1
SAB 118 adjustment at 35%	—	(1.8)	1.8
Change in valuation allowance - excluding rate change	(5.1)	3.7	86.2
Change in valuation allowance - rate change	—	—	(86.8)
Other, net	0.2	(0.5)	1.1
Provision for income taxes of continuing operations	$31.3	$18.5	$40.4
The unfavorable foreign income tax rate differential in 2019 and 2018 resulted primarily from the mix of income and tax rates in non-U.S. tax jurisdictions. The favorable foreign income tax rate differential in 2017 resulted primarily from the mix of income and tax rates in non-U.S. tax jurisdictions.
The unfavorable effect of rate changes in 2017 of $99.1 was comprised of a $85.7 unfavorable effect resulting from the remeasurement of U.S. federal net deferred assets due to the reduction to the federal income tax rate from 35% to 21% enacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017 and a $13.4 unfavorable effect resulting from the remeasurement of net deferred tax assets in non-U.S. jurisdictions due to reductions in the corporate income tax rates in those non-U.S. jurisdictions. The favorable effect of the change in valuation allowance rate change in 2017 of $86.8 resulted from the remeasurement of U.S. federal valuation allowances established against the U.S. federal net deferred assets due to the reduction to the federal income tax rate. The net effect of rate changes in 2017 was an unfavorable $12.3, of which a favorable $1.1 related to the U.S. federal and an unfavorable $13.4 related to non-U.S. jurisdictions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2019	2018
Deferred Tax Liabilities
Property, plant and equipment and intangible assets	$89.9	$84.4
Other	16.3	23.7
Total deferred tax liabilities	106.2	108.1
Deferred Tax Assets
Net operating loss carryforwards	215.2	254.7
Interest expense carryforwards	64.2	35.1
Property, plant and equipment and intangible assets	35.3	35.0
Deferred revenue	14.1	17.9
Accrued pension benefits	38.8	32.2
Accrued liabilities	16.4	17.1
Other	31.5	32.5
	415.5	424.5
Valuation allowance	(252.4)	(257.1)
Total deferred tax assets	163.1	167.4
Net deferred tax assets	$56.9	$59.3
At December 31, 2019 and 2018, we had valuation allowances recorded against deferred tax assets of $252.4 and $257.1, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total December 31, 2019 and 2018 valuation allowances, $54.6 and $65.7, respectively, relate primarily to net operating losses in non-U.S. tax jurisdictions, $160.6 and $154.1, respectively, relate primarily to the U.S. federal effects of net operating losses, interest expense carryforwards and amortization and $37.3 and $37.3, respectively, relate primarily to the state effects of net operating losses, interest expense carryforwards and amortization. The net decrease in the valuation allowance is attributable to a decrease in non-U.S. jurisdictions resulting primarily from the reduction of net operating loss carryforwards due to expiration and utilization and an increase in the U.S. resulting primarily from the interest expense carryforwards arising from the Tax Act. We will maintain valuation allowances against our net deferred tax assets in the U.S. and other applicable jurisdictions until objective positive evidence exists to reduce or eliminate the valuation allowance.
The following table summarizes the change in the valuation allowances:

	For the years ended December 31,
	2019	2018	2017
Balance at beginning of the period	$257.1	$257.6	$244.9
(Reversals) additions recorded in the provision for income taxes - excluding rate change	(5.1)	3.7	86.2
Reversals recorded in the provision for income taxes - rate change	—	—	(86.8)
Accumulated other comprehensive (loss) income	1.0	0.5	0.6
Currency translation	(0.6)	(4.7)	5.3
Accumulated deficit	—	—	7.4
Balance at end of the period	$252.4	$257.1	$257.6
At December 31, 2019, we had approximately $268.4 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $140.0 can be carried forward indefinitely. The non-U.S. net operating loss carryforwards began to expire in 2019. In addition, we had $18.9 of unused capital loss carryforwards associated with non-U.S. tax jurisdictions, which can be carried forward indefinitely but can only be offset against capital gains. At December 31, 2019, the U.S. federal net operating loss carryforward was $549.9, of which $13.1 can be carried forward indefinitely. The tax benefits associated with state net operating loss carryforwards at December 31, 2019 were $28.5, of which $0.9 can be carried forward indefinitely.
At December 31, 2019 we had $0.3 of undistributed earnings to the U.S. in our non-U.S. investments.
Aleris Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

The following table summarizes the change in uncertain tax positions, all of which are recorded in continuing operations:

	For the years ended December 31,
	2019	2018	2017
Balance at beginning of the period	$3.9	$4.2	$2.5
Additions for tax positions of prior years	3.6	—	1.3
Reductions for tax positions of prior years	(0.1)	(0.3)	(0.2)
Additions for tax positions of current year	0.1	—	0.6
Settlements	(6.0)	—	—
Balance at end of period	$1.5	$3.9	$4.2
$0.7 of the gross unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
We recognize interest and penalties related to uncertain tax positions within “Provision for income taxes” in the Consolidated Statements of Operations. Interest of $0.1 and $0.9 was accrued on the uncertain tax positions as of December 31, 2019 and 2018, respectively. Total interest of $1.4, $0.2 and $0.2 was recognized as part of the provision for income taxes for the years ended December 31, 2019, 2018 and 2017, respectively. Accrued penalties are not significant.
The 2013 through 2018 tax years remain open to examination. During the fourth quarter of 2013, a non-U.S. taxing jurisdiction commenced an examination of our tax returns for tax years ended December 31, 2012, 2011, 2010 and 2009. During 2019, the non-U.S. taxing jurisdiction issued its final audit report which included certain significant adjustments to the Company’s transfer pricing tax position resulting in additional tax of $3.6 along with additional interest of $1.3. Both amounts were expensed in 2019.
During the third quarter of 2018, the same jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013.
During the third quarter of 2018, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013. This examination was completed in 2019 with no change.
During the first quarter of 2019, a non-U.S. taxing jurisdiction notified us regarding an examination of our tax returns for the tax years ended December 31, 2017 and 2016. This examination was completed in 2019. The results of the examination did not impact the financial position, results of operations or cash flows for the year ended December 31, 2019.
16. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our non-cancellable purchase obligations are principally for materials, such as metals and fluxes used in our manufacturing operations, natural gas and other services. Our purchase obligations are long-term agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market prices as of December 31, 2019, as well as natural gas and electricity purchases using minimum contractual quantities and either contractual prices or prevailing rates. As a result of the variability in the pricing of many of our metals purchase obligations, actual amounts paid may vary from the amounts shown below. As of December 31, 2019, amounts due under long-term non-cancellable purchase obligations are as follows:

	2020	2021	2022	2023	2024	Thereafter
Purchase obligations	$416.1	$275.1	$105.7	$1.7	$1.0	$1.6
Amounts purchased under long-term purchase obligations during the years ended December 31, 2019, 2018 and 2017 approximated previously projected amounts.
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
The changes in our accruals for environmental liabilities are as follows:

	For the years ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$25.6	$22.1	$23.8
Revisions and liabilities incurred	2.8	5.7	(0.1)
Payments	(3.8)	(2.1)	(2.0)
Translation and other charges	(0.1)	(0.1)	0.4
Balance at the end of the period	$24.5	$25.6	$22.1
Our reserves for environmental remediation liabilities have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet, of which $9.9 and $11.9, respectively, are subject to indemnification by third parties at December 31, 2019 and 2018. These amounts are in addition to our asset retirement obligations discussed in Note 10, “Asset Retirement Obligations,” and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next 10 years.
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
17. SEGMENT AND GEOGRAPHIC INFORMATION
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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Reportable Segment Information
The following table shows our revenues, segment income and other financial information for each of our reportable segments:

	North		Asia	Intra-entity
	America	Europe	Pacific	Revenues	Total
Year Ended December 31, 2019
Revenues to external customers	$1,935.0	$1,254.3	$186.6		$3,375.9
Intra-entity revenues	—	21.6	—	$(21.6)	—
Total revenues	1,935.0	1,275.9	186.6	(21.6)	3,375.9
Segment income	259.8	130.1	44.0		433.9
Segment assets	1,467.7	719.7	345.7		2,533.1
Payments for property, plant and equipment	67.6	41.2	15.3		124.1
Year Ended December 31, 2018
Revenues to external customers	$1,915.7	$1,382.2	$148.0		$3,445.9
Intra-entity revenues	—	25.2	0.8	$(26.0)	—
Total revenues	1,915.7	1,407.4	148.8	(26.0)	3,445.9
Segment income	196.0	129.8	23.6		349.4
Segment assets	1,460.0	736.4	340.2		2,536.6
Payments for property, plant and equipment	60.2	34.2	12.0		106.4
Year Ended December 31, 2017
Revenues to external customers	$1,467.8	$1,272.6	$116.9		$2,857.3
Intra-entity revenues	—	28.1	5.4	$(33.5)	—
Total revenues	1,467.8	1,300.7	122.3	(33.5)	2,857.3
Segment income	88.0	127.4	15.0		230.4
Payments for property, plant and equipment	174.6	25.8	5.9		206.3

Revenues from transactions with a single customer in our North America segment totaled $354.4, or approximately 10% percent of total consolidated revenues, for the year ended December 31, 2019.

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	For the years ended December 31,
	2019	2018	2017
Profits
Total segment income	$433.9	$349.4	$230.4
Unallocated amounts:
Depreciation and amortization	(142.6)	(139.7)	(115.7)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up costs	(65.2)	(58.1)	(56.3)
Restructuring charges	(4.6)	(4.8)	(2.9)
Interest expense, net	(156.4)	(144.7)	(124.1)
Unallocated (losses) gains on derivative financial instruments	(35.3)	22.6	3.1
Unallocated currency exchange losses	(0.3)	(2.3)	(2.5)
Start-up costs	(7.6)	(55.0)	(73.6)
Loss on extinguishment of debt	—	(48.9)	—
Other (expense) income, net	(2.4)	8.4	(9.6)
Impairment of amounts held in escrow related to the sale of the recycling business	—	—	(22.8)
Income (loss) from continuing operations before income taxes	$19.5	$(73.1)	$(174.0)

Payments for property, plant and equipment
Total payments for property, plant and equipment for reportable segments	$124.1	$106.4	$206.3
Other payments for property, plant and equipment	1.6	1.8	1.4
Total consolidated payments for property, plant and equipment	$125.7	$108.2	$207.7

Assets
Total assets for reportable segments	$2,533.1	$2,536.6
Unallocated assets	179.1	242.8
Total consolidated assets	$2,712.2	$2,779.4
Geographic Information
The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived tangible assets (net of accumulated depreciation and amortization):

	For the years ended December 31,
	2019	2018	2017
Revenues
United States	$1,931.0	$1,811.8	$1,399.5
International:
Asia	301.0	241.2	199.3
Germany	304.6	396.6	439.5
Other Europe	599.9	711.7	603.1
Mexico, Canada and South America	219.6	255.6	191.1
Other	19.8	29.0	24.8
Total international revenues	1,444.9	1,634.1	1,457.8
Consolidated revenues	$3,375.9	$3,445.9	$2,857.3

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	December 31,
	2019	2018
Long-lived tangible assets
United States	$832.5	$864.8
International:
Asia	252.1	258.8
Europe	274.1	271.4
Total international	526.2	530.2
Consolidated total	$1,358.7	$1,395.0
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, which are items that change stockholders’ deficit during the reporting period, but are not included in earnings:

		Currency	Pension and other
	Total	translation	postretirement
Balance at January 1, 2017	$(223.5)	$(150.9)	$(72.6)
Current year currency translation adjustments	82.0	86.7	(4.7)
Recognition of net actuarial losses, net of tax	(3.7)	—	(3.7)
Amortization of net actuarial losses and prior service cost	4.7	—	4.7
Balance at December 31, 2017	(140.5)	(64.2)	(76.3)
Current year currency translation adjustments	(27.3)	(29.1)	1.8
Recognition of net actuarial losses, net of tax	(3.5)	—	(3.5)
Amortization of net actuarial losses and prior service cost	4.3	—	4.3
Balance at December 31, 2018	(167.0)	(93.3)	(73.7)
Current year currency translation adjustments	(10.7)	(11.4)	0.7
Recognition of net actuarial losses, net of tax	(21.0)	—	(21.0)
Amortization of net actuarial losses and prior service cost	3.7	—	3.7
Balance at December 31, 2019	$(195.0)	$(104.7)	$(90.3)
A summary of reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2019 is provided below:

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization of net actuarial losses and prior service cost, before tax (a)	$(4.4)
Deferred tax benefit on pension and other postretirement liability adjustments	0.7
Losses reclassified into earnings, net of tax	$(3.7)

(a)
This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense and net postretirement benefit expense (see Note 12, “Employee Benefit Plans,” for additional detail).

19. SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows:

	For the years ended December 31,
	2019	2018	2017
Cash payments for:
Interest	$156.6	$135.4	$130.2
Income taxes	37.4	15.4	8.5
Non-cash financing activity associated with lease contracts	20.7	5.8	5.5

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

20. STOCKHOLDERS’ EQUITY
The following table shows changes in the number of our outstanding shares of common stock:

Outstanding common shares
Balance at January 1, 2017	31,904,250
Issuance associated with vested restricted stock units	97,068
Balance at December 31, 2017	32,001,318
Issuance associated with vested restricted stock units	382,967
Shares cancelled	(3,418)
Balance at December 31, 2018	32,380,867
Issuance associated with options exercised	5,899
Issuance associated with vested restricted stock units	138,849
Balance at December 31, 2019	32,525,615
Dividends Paid
In connection with the 2015 sale of our former recycling and specification alloys business, we had a receivable, held in escrow, in the form of Real Industry Inc.’s Series B non-participating preferred stock. In 2017, Real Industry, Inc. filed for Chapter 11 bankruptcy protection, at which time we recorded an impairment charge of $22.8 to reduce the carrying value of the receivable to zero. In the second quarter of 2018, the bankruptcy reorganization was finalized, and we received shares Elah Holdings, Inc.’s (the reorganized company) common stock with an estimated fair value of $11.1. The receipt of these shares, as well as additional net cash considerations, resulted in a gain of $12.2 that was recorded in “Other expense (income), net” in the Consolidated Statements of Operations. Upon receipt of such common stock on May 22, 2018, we declared a special property dividend and these shares were distributed pro rata to our stockholders. In addition, dividend equivalent right payments of approximately $0.2 were paid in cash to holders of unvested restricted stock units.
21. POTENTIAL ACQUISITION OF ALERIS CORPORATION
On July 26, 2018, we announced that we entered into a definitive agreement to be acquired by Novelis Inc., a subsidiary of Hindalco Industries Limited, for approximately $2,600.0, including the assumption of the Company’s outstanding indebtedness (the “Merger”). The Merger is subject to customary regulatory approvals and closing conditions. There can be no assurance that the Merger will be consummated.
In connection with the antitrust approvals relating to the Merger, the European Commission (the “EC”) approved our acquisition by Novelis conditioned on the divestiture of our Duffel, Belgium rolling mill to a buyer approved by the EC. We and Novelis entered into an agreement on November 22, 2019 to sell the Duffel rolling mill. This agreement is subject to the closing of the Merger and a number of other closing conditions, many of which are outside of our control, including the approval of the prospective buyer by the EC.
22. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Aleris Corporation, the direct parent of Aleris International, and the Guarantor Subsidiaries are guarantors of the indebtedness under the 2023 Junior Priority Notes. Aleris Corporation and each of the Guarantor Subsidiaries have fully and unconditionally guaranteed (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below), on a joint and several basis, to pay principal and interest related to the 2023 Junior Priority Notes and Aleris International and each of the Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of Aleris Corporation. For purposes of complying with the reporting requirements of Aleris International and the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris Corporation, Aleris International, the Guarantor Subsidiaries, and those other subsidiaries of Aleris Corporation that are not guaranteeing the indebtedness under the 2023 Junior Priority Notes (the “Non-Guarantor Subsidiaries”). Aleris Corporation and the Guarantor Subsidiaries are also guarantors under the Term Loan Facility. The condensed consolidating balance sheets are presented as of December 31, 2019 and 2018. The condensed consolidating statements of comprehensive (loss) income and cash flows are presented for the years ended December 31, 2019, 2018 and 2017.

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

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	As of December 31, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—	$54.6	$—	$54.6
Accounts receivable, net	—	0.2	147.4	175.1	—	322.7
Inventories	—	—	441.9	326.9	—	768.8
Prepaid expenses and other current assets	—	3.5	9.1	39.0	—	51.6
Intercompany receivables	0.4	286.1	178.5	9.5	(474.5)	—
Total Current Assets	0.4	289.8	776.9	605.1	(474.5)	1,197.7
Property, plant and equipment, net	—	1.7	828.2	528.8	—	1,358.7
Intangible assets, net	—	—	14.5	15.9	—	30.4
Deferred income taxes	—	—	—	57.4	—	57.4
Other long-term assets	—	12.9	22.0	33.1	—	68.0
Investments in subsidiaries	(27.6)	1,678.7	7.6	—	(1,658.7)	—
Total Assets	$(27.2)	$1,983.1	$1,649.2	$1,240.3	$(2,133.2)	$2,712.2

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$—	$5.2	$136.2	$138.1	$—	$279.5
Accrued liabilities	—	51.4	63.8	82.8	—	198.0
Current portion of long-term debt	—	55.7	—	17.2	—	72.9
Intercompany payables	34.0	181.4	246.8	12.3	(474.5)	—
Total Current Liabilities	34.0	293.7	446.8	250.4	(474.5)	550.4
Long-term debt	—	1,708.2	—	176.3	—	1,884.5
Deferred revenue	—	—	51.6	—	—	51.6
Deferred income taxes	—	—	0.1	0.4	—	0.5
Accrued pension benefits	—	—	47.4	137.9	—	185.3
Accrued postretirement benefits	—	—	29.4	—	—	29.4
Other long-term liabilities	—	8.8	32.4	30.5	—	71.7
Total Long-Term Liabilities	—	1,717.0	160.9	345.1	—	2,223.0
Total Aleris Corporation (Deficit) Equity	(61.2)	(27.6)	1,041.5	644.8	(1,658.7)	(61.2)
Total Liabilities and (Deficit) Equity	$(27.2)	$1,983.1	$1,649.2	$1,240.3	$(2,133.2)	$2,712.2

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	As of December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$32.5	$—	$76.8	$(0.7)	$108.6
Accounts receivable, net	—	—	133.5	175.3	—	308.8
Inventories	—	—	427.9	345.0	—	772.9
Prepaid expenses and other current assets	—	3.3	12.0	47.4	—	62.7
Intercompany receivables	—	628.1	333.6	17.5	(979.2)	—
Total Current Assets	—	663.9	907.0	662.0	(979.9)	1,253.0
Property, plant and equipment, net	—	0.9	860.9	533.2	—	1,395.0
Intangible assets, net	—	—	16.6	15.9	—	32.5
Deferred income taxes	—	—	—	60.2	—	60.2
Other long-term assets	—	8.0	3.9	26.8	—	38.7
Investments in subsidiaries	4.8	1,395.9	4.4	—	(1,405.1)	—
Total Assets	$4.8	$2,068.7	$1,792.8	$1,298.1	$(2,385.0)	$2,779.4

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$—	$5.9	$199.4	$170.2	$(0.7)	$374.8
Accrued liabilities	—	54.0	64.1	80.0	—	198.1
Current portion of long-term debt	—	11.0	1.0	9.9	—	21.9
Intercompany payables	31.9	308.0	589.2	50.1	(979.2)	—
Total Current Liabilities	31.9	378.9	853.7	310.2	(979.9)	594.8
Long-term debt	—	1,681.4	0.5	224.5	—	1,906.4
Deferred revenue	—	—	65.0	—	—	65.0
Deferred income taxes	—	—	0.1	0.8	—	0.9
Accrued pension benefits	—	—	44.9	118.8	—	163.7
Accrued postretirement benefits	—	—	29.6	—	—	29.6
Other long-term liabilities	—	3.6	14.9	27.6	—	46.1
Total Long-Term Liabilities	—	1,685.0	155.0	371.7	—	2,211.7
Total Aleris Corporation (Deficit) Equity	(27.1)	4.8	784.1	616.2	(1,405.1)	(27.1)
Total Liabilities and (Deficit) Equity	$4.8	$2,068.7	$1,792.8	$1,298.1	$(2,385.0)	$2,779.4

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,935.1	$1,457.7	$(16.9)	$3,375.9
Cost of sales	—	—	1,754.7	1,249.1	(16.9)	2,986.9
Gross profit	—	—	180.4	208.6	—	389.0
Selling, general and administrative expenses	—	60.2	65.8	82.4	—	208.4
Restructuring charges	—	—	4.1	0.5	—	4.6
(Gains) losses on derivative financial instruments	—	—	(12.5)	4.8	—	(7.7)
Other operating expense, net	—	—	2.5	0.6	—	3.1
Operating (loss) income	—	(60.2)	120.5	120.3	—	180.6
Interest expense, net	—	—	127.6	28.8	—	156.4
Other (income) expense, net	—	(57.7)	53.5	8.9	—	4.7
Equity in net loss (earnings) of affiliates	11.8	9.1	(3.3)	—	(17.6)	—
(Loss) income before income taxes	(11.8)	(11.6)	(57.3)	82.6	17.6	19.5
Provision for income taxes	—	0.2	0.2	30.9	—	31.3
Net (loss) income	$(11.8)	$(11.8)	$(57.5)	$51.7	$17.6	$(11.8)

Comprehensive (loss) income	$(39.8)	$(39.8)	$(62.6)	$28.8	$73.6	$(39.8)

	For the year ended December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,915.6	$1,555.3	$(25.0)	$3,445.9
Cost of sales	—	—	1,813.4	1,372.3	(25.0)	3,160.7
Gross profit	—	—	102.2	183.0	—	285.2
Selling, general and administrative expenses	0.1	50.4	69.6	93.6	—	213.7
Restructuring charges	—	—	4.0	0.8	—	4.8
(Gains) losses on derivative financial instruments	—	—	(48.4)	1.4	—	(47.0)
Other operating expense, net	—	—	3.5	—	—	3.5
Operating (loss) income	(0.1)	(50.4)	73.5	87.2	—	110.2
Interest expense (income), net	3.6	(1.8)	114.0	28.9	—	144.7
Debt extinguishment costs	—	—	48.9	—	—	48.9
Other expense (income), net	11.1	(50.6)	30.1	(0.9)	—	(10.3)
Equity in net loss (earnings) of affiliates	76.8	78.6	(2.1)	—	(153.3)	—
(Loss) income before income taxes	(91.6)	(76.6)	(117.4)	59.2	153.3	(73.1)
Provision for (benefit from) income taxes	—	0.2	(0.2)	18.5	—	18.5
Net (loss) income	$(91.6)	$(76.8)	$(117.2)	$40.7	$153.3	$(91.6)

Comprehensive (loss) income	$(118.1)	$(103.3)	$(120.5)	$17.5	$206.3	$(118.1)

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,467.8	$1,417.5	$(28.0)	$2,857.3
Cost of sales	—	—	1,406.8	1,217.1	(28.0)	2,595.9
Gross profit	—	—	61.0	200.4	—	261.4
Selling, general and administrative expenses	—	17.0	117.5	84.7	—	219.2
Restructuring charges	—	—	1.7	1.2	—	2.9
Losses on derivative financial instruments	—	—	42.9	1.8	—	44.7
Other operating expense, net	—	—	5.7	—	—	5.7
Operating (loss) income	—	(17.0)	(106.8)	112.7	—	(11.1)
Interest expense, net	—	—	95.3	28.8	—	124.1
Other expense, net	—	3.2	8.4	27.2	—	38.8
Equity in net loss (earnings) of affiliates	210.6	194.8	(1.7)	—	(403.7)	—
(Loss) income before income taxes	(210.6)	(215.0)	(208.8)	56.7	403.7	(174.0)
(Benefit from) provision for income taxes	—	(0.6)	(1.9)	42.9	—	40.4
(Loss) income from continuing operations	(210.6)	(214.4)	(206.9)	13.8	403.7	(214.4)
Income from discontinued operations, net of tax	—	3.8	—	—	—	3.8
Net (loss) income	$(210.6)	$(210.6)	$(206.9)	$13.8	$403.7	$(210.6)

Comprehensive (loss) income	$(127.6)	$(127.6)	$(205.3)	$95.1	$237.8	$(127.6)

	For the year ended December 31, 2019
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.8	$225.4	$(249.1)	$68.9	$(0.3)	$46.7
Investing activities
Payments for property, plant and equipment	—	(1.5)	(67.7)	(56.5)	—	(125.7)
Equity contributions in subsidiaries	—	(320.2)	(0.8)	—	321.0	—
Other	—	—	(1.1)	0.1	—	(1.0)
Net cash used by investing activities	—	(321.7)	(69.6)	(56.4)	321.0	(126.7)
Financing activities
Proceeds from revolving credit facilities	—	140.0	—	55.5	—	195.5
Payments on revolving credit facilities	—	(65.0)	—	(78.4)	—	(143.4)
Payments on term loan	—	(11.0)	—	—	—	(11.0)
Payments on other long-term debt and finance leases	—	(0.2)	(1.5)	(10.4)	—	(12.1)
Proceeds from intercompany equity contributions	—	—	320.2	0.8	(321.0)	—
Intercompany dividends paid	—	—	—	(1.0)	1.0	—
Other	(1.8)	—	—	(0.1)	—	(1.9)
Net cash (used) provided by financing activities	(1.8)	63.8	318.7	(33.6)	(320.0)	27.1
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)
Net decrease in cash and cash equivalents	—	(32.5)	—	(21.7)	0.7	(53.5)
Cash, cash equivalents and restricted cash at beginning of period	—	32.5	—	83.8	(0.7)	115.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$62.1	$—	$62.1

Cash and cash equivalents	$—	$—	$—	$54.6	$—	$54.6
Restricted cash (included in “Prepaid expenses and other current assets”)	—	—	—	7.5	—	7.5
Cash, cash equivalents and restricted cash	$—	$—	$—	$62.1	$—	$62.1

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2018
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$2.3	$(110.4)	$53.4	$117.7	$(40.7)	$22.3
Investing activities
Payments for property, plant and equipment	—	(0.7)	(61.4)	(46.1)	—	(108.2)
Disbursements of intercompany loans	—	—	—	(25.4)	25.4	—
Repayments from intercompany loans	—	—	—	39.5	(39.5)	—
Equity contributions in subsidiaries	—	(23.2)	(0.5)	—	23.7	—
Return of investments in subsidiaries	—	—	0.1	—	(0.1)	—
Other	—	—	(2.5)	0.5	—	(2.0)
Net cash used by investing activities	—	(23.9)	(64.3)	(31.5)	9.5	(110.2)
Financing activities
Proceeds from revolving credit facilities	—	200.0	—	95.3	—	295.3
Payments on revolving credit facilities	—	(230.0)	—	(125.1)	—	(355.1)
Proceeds from notes and term loans, including premiums	—	1,483.0	—	—	—	1,483.0
Payments on notes and term loans, including premiums	—	(1,292.2)	—	—	—	(1,292.2)
Payments on other long-term debt	—	—	(1.1)	(8.8)	—	(9.9)
Debt issuance costs	—	(20.1)	—	(0.9)	—	(21.0)
Proceeds from intercompany loans	—	25.4	—	—	(25.4)	—
Repayments on intercompany loans	—	(39.5)	—	—	39.5	—
Proceeds from intercompany equity contributions	—	—	13.7	10.0	(23.7)	—
Intercompany dividends paid	—	—	(2.0)	(40.2)	42.2	—
Other	(2.3)	(0.1)	0.3	(0.3)	—	(2.4)
Net cash (used) provided by financing activities	(2.3)	126.5	10.9	(70.0)	32.6	97.7
Effect of exchange rate differences on cash and cash equivalents	—	—	—	(2.2)	—	(2.2)
Net (decrease) increase in cash and cash equivalents	—	(7.8)	—	14.0	1.4	7.6
Cash and cash equivalents at beginning of period	—	40.3	—	69.8	(2.1)	108.0
Cash and cash equivalents at end of period	$—	$32.5	$—	$83.8	$(0.7)	$115.6

Cash and cash equivalents	$—	$32.5	$—	$76.8	$(0.7)	$108.6
Restricted cash (included in “Prepaid expenses and other current assets”)	—	—	—	7.0	—	7.0
Cash, cash equivalents and restricted cash	$—	$32.5	$—	$83.8	$(0.7)	$115.6

ALERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(dollars in millions, except share and per share data)

	For the year ended December 31, 2017
	Aleris Corporation (Parent)	Aleris International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$2.9	$505.7	$(499.3)	$121.5	$(162.2)	$(31.4)
Investing activities
Payments for property, plant and equipment	—	—	(175.9)	(31.8)	—	(207.7)
Proceeds from the sale of businesses, net of cash transferred	—	—	—	—	—	—
Disbursements of intercompany loans	—	—	—	(14.5)	14.5	—
Repayments from intercompany loans	—	—	—	135.0	(135.0)	—
Equity contributions in subsidiaries	—	(704.7)	(1.0)	—	705.7	—
Return of investments in subsidiaries	—	8.3	7.0	—	(15.3)	—
Other	—	—	(3.0)	—	—	(3.0)
Net cash (used) provided by investing activities	—	(696.4)	(172.9)	88.7	569.9	(210.7)
Financing activities
Proceeds from revolving credit facilities	—	270.0	—	305.1	—	575.1
Payments on revolving credit facilities	—	(185.0)	—	(351.3)	—	(536.3)
Proceeds from senior secured notes, net of discount	—	263.8	—	—	—	263.8
Payments on other long-term debt	—	—	(0.7)	(5.7)	—	(6.4)
Debt issuance costs	—	(2.8)	—	—	—	(2.8)
Proceeds from intercompany loans	—	14.5	—	—	(14.5)	—
Repayments on intercompany loans	—	(135.0)	—	—	135.0	—
Proceeds from intercompany equity contributions	—	—	680.5	25.2	(705.7)	—
Intercompany dividends paid	—	—	(8.0)	(170.6)	178.6	—
Other	(2.9)	—	0.4	(0.4)	—	(2.9)
Net cash (used) provided by financing activities	(2.9)	225.5	672.2	(197.7)	(406.6)	290.5
Effect of exchange rate differences on cash and cash equivalents	—	—	—	4.0	—	4.0
Net increase (decrease) in cash and cash equivalents	—	34.8	—	16.5	1.1	52.4
Cash and cash equivalents at beginning of period	—	5.5	—	53.3	(3.2)	55.6
Cash and cash equivalents at end of period	$—	$40.3	$—	$69.8	$(2.1)	$108.0

Cash and cash equivalents	$—	$40.3	$—	$64.2	$(2.1)	$102.4
Restricted cash (included in “Prepaid expenses and other current assets”)	—	—	—	5.6	—	5.6
Cash, cash equivalents and restricted cash	$—	$40.3	$—	$69.8	$(2.1)	$108.0
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Name	Age	Position
Sean M. Stack	53	Chairman and Chief Executive Officer
Eric M. Rychel	46	Executive Vice President, Chief Financial Officer and Treasurer
Jacobus A.J. Govers	52	Executive Vice President, President of Europe and Global Markets
Michael T. Keown	43	Executive Vice President, President of Aleris North America
Christopher R. Clegg	62	Executive Vice President, General Counsel and Secretary
Tamara S. Polmanteer	54	Executive Vice President, Chief Human Resources Officer
Brook D. Hinchman	37	Director
Brian K. Laibow	42	Director
Robert LaRoche	30	Director
Matthew R. Michelini	38	Director
Robert O’Leary	49	Director
Lawrence W. Stranghoener	65	Director
Kaj Vazales	41	Director
G. Richard Wagoner, Jr.	67	Director
The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.
Sean M. Stack - Mr. Stack currently serves as Chairman and Chief Executive Officer. He was appointed Chairman of the Board in December 2016. He was appointed President and Chief Executive Officer in July 2015. He was previously Executive Vice President and Chief Executive Officer, Rolled Products North America where he was responsible for all business and operational activities with respect to our Rolled Products North American business. Prior to that, he served as Executive Vice President and Chief Financial Officer from February 2009 through March 2014. He joined Commonwealth in June 2004 as Vice President and Treasurer and became Senior Vice President and Treasurer in December 2004 upon the merger with IMCO Recycling. During his tenure at Aleris, he has held roles of increasing responsibility including Executive Vice President, Corporate Development and Strategy, and Executive Vice President and President, Aleris Europe. Mr. Stack currently serves on the board of the Aluminum Association and College Now. He is also a member of the board of trustees of Cleveland Rock and

Roll, Inc., a stewardship organization of the Rock and Roll Hall of Fame and of Gilmour Academy, an independent, Catholic, coed, day and residential school.
Mr. Stack has extensive operational, financial and managerial experience with the Company. His day-to-day leadership of the Company as well as his involvement with various aluminum industry associations provide an in-depth understanding of the aluminum industry generally and unparalled experience with the Company’s operations and corporate transactions.
Eric M. Rychel - Mr. Rychel currently serves as Executive Vice President, Chief Financial Officer and Treasurer. From April 2014 through December 2014 he served as Senior Vice President and Chief Financial Officer. He joined Aleris in 2012 and previously served as Vice President and Treasurer with responsibility for treasury, strategy, corporate development and investor relations. Mr. Rychel was a managing director in the Industrials Group at Barclays Capital, Inc., where he ran its Metals industry banking effort as the global head of Steel and Metals corporate finance coverage. Prior to that, Mr. Rychel was a managing director at Deutsche Bank Securities, Inc., from 1998 to 2009, where he ran the Metals industry investment banking effort. Mr. Rychel began his career as an analyst at LSG Advisors, an M&A boutique and predecessor to SG Cowen. Mr. Rychel currently serves a member of the board of directors of Cleveland Cliffs, Inc. (serving on its audit and compensation & organization committees) and the board of trustees for Pangea Properties.
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
Robert LaRoche - Mr. Robert LaRoche has served as a Director since January 2020. Mr. LaRoche serves as a Vice President in the Distressed Debt group of the Oaktree Funds. Prior to joining Oaktree in 2014, Mr. LaRoche was an investment banking analyst at Moelis & Company from 2012-2014. He received his B.S. degree in mechanical engineering from Cornell University.
Mr. LaRoche was appointed by the Oaktree Funds to serve as a Director of the Company. As a member of the Oaktree Fund’s team covering the Company, and his experience in the finance industry, Mr. LaRoche brings valuable insights and expertise in evaluating the operations of the Company.
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
We describe below the various elements of our executive compensation program for the following named executive officers for the fiscal year ended December 31, 2019 (together, the “named executive officers”):

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
The agreement governing the Merger executed in July 2018 includes restrictions on how we conduct our business while the Merger is pending. These restrictions include generally, among other things, making changes to the level of compensation paid to our named executive officers. Therefore, no significant changes were made to our executive compensation program in 2019.
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
Periodically, the Compensation Committee has retained the services of Frederic W. Cook & Co., Inc. (“FW Cook”) to review and advise on certain aspects of our executive compensation program and for the purpose of obtaining information on the competitive pay mix practices, trends, and compensation program structures of privately held and public companies. In 2018, this work included providing assistance in connection with setting an overall budget for retention bonuses in connection with the Merger and assistance in reviewing the annual bonus program for our named executive officers. Similarly, in 2019, FW Cooks services included discussing a framework for potential transaction bonuses to certain key employees, including our named executive officers, should the Merger be finalized, and continued assistance in maintaining the executive annual bonus program.
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
- For 2019 each named executive officer’s short-term cash bonus award was designed to reward such named executive officer for steady, sustained achievement of performance objectives based upon the following:
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

In setting the appropriate compensation levels for our named executive officers, we have considered a variety of factors including our need to attract and retain key personnel in both the United States and our strategic markets abroad, how compensation levels compare to manufacturing companies generally in our industry, and the interests of our stockholders. For 2019, no significant changes were made to the compensation levels for our named executive officers under the terms of the agreement governing our pending Merger.
Base Salary
Each of our named executive officers is a party to an employment agreement which defines the terms of his or her employment (each such agreement, as amended, an “Employment Agreement”). Pursuant to each named executive officer’s Employment Agreement, the amount of each executive’s base salary is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. Our named executive officers’ base salaries for 2019 have been unchanged since the levels established in 2017, as set forth in the table below:

Name	2019 Eligible Base Salary
Sean M. Stack	$950,000
Eric M. Rychel	$525,000
Jacobus A.J. Govers (1)	$592,734
Michael T. Keown	$450,000
Christopher R. Clegg	$450,000
Tamara S. Polmanteer	$400,000
(1) Effective May 1, 2019, Mr. Govers received a 2.07% increase to his base salary in accordance with standard Belgian wage indexation requirements. The amount reported reflects the December 31, 2019 spot conversion rate used by the Company equaling 1.1215 US$ to 1€.
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
For 2019, performance goals and achievement were assessed and MIP bonus amounts were determined in March 2020, subject to the Audit Committee’s approval of 2019 year-end financial results, based on 2019 audited annual financial statements.
Pursuant to the applicable employment agreement, each named executive officer is eligible to receive a target annual bonus amount under the MIP, expressed as a percentage of eligible base salary, as set forth in the table below. Depending on the performance levels achieved, the named executive officer may receive no bonus or a bonus in an amount up to 200% of the executive’s target bonus amount. The chart below sets forth, for each named executive officer, the target bonus amount (expressed as both a percentage of the executive’s eligible base salary and a dollar amount) for the 2019 annual performance period.

Name	Eligible Base Salary	Target Bonus %	Target Bonus
Sean M. Stack	$950,000	125%	$1,187,500
Eric M. Rychel	$525,000	85%	$446,250
Jacobus A.J. Govers (1)	$592,734	75%	$444,551
Michael T. Keown	$450,000	75%	$337,500
Christopher R. Clegg	$450,000	75%	$337,500
Tamara S. Polmanteer	$400,000	65%	$260,000

(1)	The amounts reported reflect the December 31, 2019 spot conversion rate used by the Company equaling 1.1215 US$ to 1€.
For 2019, the MIP payouts for our named executive officers were calculated based on (i) quarterly MIP EBITDA (defined below) (representing 40% of the total bonus opportunity) calculated on a Company-wide basis, (ii) annual MIP EBITDA calculated on a Company-wide basis (representing 40% of the total bonus opportunity), and (iii) annual individual performance goals (representing 20% of the total bonus opportunity). The Adjusted EBITDA metric is commonly used by our primary stockholders, as well as the banking and investing communities generally, with respect to the performance of fundamental business objectives, and, moreover, this metric appropriately measures our ability to meet future debt service, capital expenditures and working capital needs. The specific target achievement levels for the Adjusted EBITDA metric, are determined to be aligned with our Company business plan, and certain adjustments were made, as detailed below. Individual performance goals, by design, provide a more tailored incentive depending on the named executive’s role and responsibilities.
With respect to our named executive officers’ quarterly target opportunities Adjusted EBITDA for purposes of measuring achievement under the MIP is determined based on the Adjusted EBITDA for the Company. Adjusted EBITDA is a non-GAAP measure (the components of which are more fully explained under the “Management discussion and analysis of financial condition and results of operations” section of this filing under the heading “EBITDA and Adjusted EBITDA”) as that measure may be additionally modified for purposes of the MIP only. Therefore, the Adjusted EBITDA figure used for purposes of the MIP may not be the same as the Adjusted EBITDA figure that may be used or reported by the Company in other contexts. Adjustments for purposes of the MIP may be made by the Compensation Committee to take into account certain significant variances in LME prices and currency exchange rates, or certain items that were not anticipated when the targets were set (the “MIP EBITDA”). For 2019, certain adjustments were made to MIP EBITDA to address the EBITDA impact of currency exchange rate losses / gains on working capital balances.
Actual bonus payment amounts are calculated by combining the achievement for the performance measure (taking into account the applicable weighting), whereby achievement of 100% of target of each of the measures would earn a payout of 100% of the participant’s target bonus opportunity. The payout for 200% of target is achievable for performance significantly greater than the budgeted 2019 Aleris business plan. For each of our named executive officers, only Company-wide goals and individual performance goals were considered in their bonus calculations. Generally, the targets are established as challenging, but achievable, milestones.
Each of our named executive officers was subject to quarterly performance goals based on Company MIP EBITDA.

	Performance Targets			Performance Results
	Threshold	Target	Max	Results	Payout %
Measure	(millions)	(millions)	(millions)	(millions)	Achieved

Q1 - 10% of Target Opportunity
Company MIP EBITDA	$57.6	$72.0	$86.4	$84.5	180%
Q2 - 10% of Target Opportunity
Company MIP EBITDA	$83.6	$104.5	$125.4	$108.5	110%
Q3 - 10% of Target Opportunity
Company MIP EBITDA	$82.4	$103.0	$123.6	$112.9	124%
Q4 - 10% of Target Opportunity
Company MIP EBITDA	$60.0	$75.0	$90.0	$82.4	125%
Annual - 40% of Target Opportunity	$242.0	$346.0	$450.0	$388.3	133%
Individual - 20% of Target Opportunity		(2)		(2)

(1)	The current MIP Net Cash Flow targets are negative numbers. Achievement closer to zero yields a higher payout.

(2)	Varies by individual as further described below. Please see the information below with respect to each of our named executive officer’s annual payments.
For 2019, for each of our current named executive officers, the amount of the bonus (20% of the target opportunity) was also subject to individual performance goals, as set forth in the table below.

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

Based on the annual performance achievement, the 2019 MIP bonus amounts earned by each of our named executive officers are as set forth in the table below:

	Target Bonus	Total MIP	Total MIP Award
	Amount	Payout (%) (1)	Amount ($) (2)
Sean M. Stack	$1,187,500	137%	$1,627,207
Eric M. Rychel	$446,250	135%	$602,562
Jacobus A.J. Govers (3)	$444,422	135%	$600,267
Michael T. Keown	$337,500	135%	$455,719
Christopher R. Clegg	$337,500	135%	$455,719
Tamara S. Polmanteer	$260,000	135%	$351,073

(1)
Total MIP Payout percentage reported above is the approximate aggregate payout percentage for each of the award calculation components, rounded to the nearest whole percentage for reporting purposes. With respect to the individual performance goals, Mr. Stack achieved performance of 150% and Messrs. Rychel, Govers, Keown and Clegg and Ms. Polmanteer each achieved performance of 140%.

(2)	For each of our NEOs, the total MIP award amount includes amounts payable in satisfaction of the applicable quarterly MIP EBITDA targets and satisfaction of individual performance goals.

(3)
Amounts may not foot due to conversion rates. For Mr. Govers, the Target Bonus Amount has been converted using the December 31, 2019 spot conversion rate used by the Company (equaling 1.1215 US$ to 1€).

Generally, all MIP award recipients, including our named executive officers, must be an employee of the Company on the date that the annual bonus amount is paid in order to be eligible to receive that bonus amount.
The MIP design and metrics are reviewed each year. Pursuant to each named executive officer’s employment agreement, the target annual bonus amount is reviewed annually and is subject to adjustment by our Board of Directors, which also has the authority to make discretionary cash bonus awards. The target bonus opportunity for each of our named executive officers has not been changed in respect of bonuses to be awarded (if any) in connection with the 2020 performance period. For 2020, the Board approved maintaining the annual performance metric as MIP EBITDA.
Cash sign-on bonus
Mr. Govers’ Employment Agreement includes a $350,000 sign-on award which vests and is payable in five equal installments on the first five anniversaries of his starting date. In June 2019, Mr. Govers received payment of $70,000 pursuant to this award.
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
As a private company, the Compensation Committee has historically granted and is expected to continue to grant equity awards under the Equity Incentive Plan to its named executive officers which are intended to be multi-year, rather than annual, grants. Consistent with this approach, the Compensation Committee has previously granted stock options and RSUs to each of its named executive officers, each having a three-year vesting schedule. The most recent round of stock option and RSU grants were made in 2017, which awards completed their full vesting cycle as of December 31, 2019. After review of each named executive officer’s overall compensation package and in light of the pending Merger, no awards of stock options or RSUs were granted since those awards in 2017.
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

Retirement, post-employment benefits and deferred compensation
We offer our executive officers who reside and work in the United States the same retirement benefits as other United States Aleris employees, including participation in the Aleris 401(k) Plan (the “401(k) Plan”) and, for those who qualify as former employees of Commonwealth Industries, Inc., the Aleris Cash Balance Plan (formerly known as the Commonwealth Industries, Inc. Cash Balance Plan) (the “Aleris Cash Balance Plan”). In the United States, Aleris International also sponsors a nonqualified deferred compensation program under which certain executives, including the named executive officers, are eligible to elect to save additional salary amounts for their retirement outside of the 401(k) Plan and/or to elect to defer a portion of their compensation and MIP bonus payments. For a further description of the Deferred Compensation Plan and the payments that were made in 2019, please see the sections entitled “Pension benefits as of December 31, 2019” and “Nonqualified deferred compensation as of December 31, 2019”.
Mr. Govers participates in the Belgian Retirement Plan, which is operated in accordance with applicable Belgian laws. Under the terms of Mr. Govers’ employment agreement, Aleris Duffel contributes an amount equal to 15% of Mr. Govers’ annual salary to the Belgian Retirement Plan. The Belgian Retirement Plan provides that, at the participant’s normal retirement date at age 65, he is (or his eligible heirs are) eligible for a lump sum payment equal to the greater of his account balance or his account balance assuming a nominal minimum rate of return. For a further description of the payments that were made in 2019 under the Belgian Retirement Plan, please see the section entitled “Pension benefits as of December 31, 2019”.
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
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2019
The following table sets forth a summary of compensation with respect to our named executive officers for the fiscal year ended December 31, 2019.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($) (4)	($) (5)	($)
Sean M. Stack (Chairman and Chief Executive Officer)	2019	950,000	—	—	—	1,627,207	26,113	194,391	2,797,711
	2018	950,000	1,125,000	—	—	1,440,037	12,857	240,194	3,768,088
	2017	885,241	1,125,000	3,941,025	3,607,197	1,367,980	7,483	132,040	11,065,966
Eric M. Rychel (Executive Vice President, Chief Financial Officer & Treasurer)	2019	525,000	—	—	—	602,562	71,771	102,481	1,301,814
	2018	525,000	400,000	—	—	523,301	—	99,169	1,547,470
	2017	481,827	400,000	1,122,000	1,026,960	514,073	32,218	59,953	3,637,031
Jacobus A.J. Govers (Executive Vice President, President of Europe and Global Markets) (6)	2019	592,734	70,000	—	—	600,267	88,944	13,189	1,365,134
	2018	592,558	320,000	—	—	503,380	90,759	29,016	1,535,713
	2017	572,853	301,564	1,122,000	1,026,960	528,353	79,773	6,779	3,638,282
Michael T. Keown (Executive Vice President and President of Aleris North America)	2019	450,000	—	—	—	455,719	81,922	137,128	1,124,769
	2018	450,000	250,000	—	—	372,149	—	97,291	1,169,440
	2017	415,679	250,000	1,122,000	1,026,960	380,833	32,594	176,473	3,404,539
Christopher R. Clegg (Executive Vice President, General Counsel and Secretary)	2019	450,000	—	—	—	455,719	15,608	99,905	1,021,232
	2018	450,000	275,000	—	—	402,524	7,614	97,521	1,232,659
	2017	433,163	275,000	981,750	898,590	388,794	6,783	58,414	3,042,493
Tamara S. Polmanteer (Executive Vice President, Chief Human Resources Officer)	2019	400,000	—	—	—	351,073	19,961	93,596	864,630
	2018	400,000	150,000	—	—	302,292	—	68,199	920,491
	2017	387,048	150,000	561,000	513,480	302,116	2,634	52,791	1,969,068
Note: Amounts may not foot due to rounding conventions.

(1)
The amounts in this column for 2017 and 2018 represent the first installment and second installment, respectively, of the Retention Bonuses. The amount of the Retention Bonus reported in respect of 2018 was paid in January 2019, as described above under “Special cash transaction bonuses and retention bonuses”. For Mr. Govers, this column also includes, for 2017, 2018 and 2019, the first, second and third payments, respectively of his Sign-on Award, which is described above under “Cash sign-on bonus”.

(2)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718; however, the grant date fair value amount did not take into account the right of award holders to receive dividends pursuant to dividend equivalent rights with respect to outstanding unvested RSU awards. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 13, “Stock-based compensation,” to Aleris Corporation’s audited consolidated financial statements included herein.

(3)
The amounts in this column represent the grant date fair value of the equity award calculated in accordance with FASB ASC Topic 718. The fair value of the stock options will likely vary from the actual value the holder may receive on exercise because the actual value depends on the number of stock options exercised and the market price of our common stock on the date of exercise. Details and assumptions used in calculating the grant date fair value of the stock options may be found in Note 13, “Stock-based compensation,” to Aleris Corporation’s audited consolidated financial statements included herein.

(4)
The amounts in this column represent each named executive officer’s aggregate earnings under the Deferred Compensation Plan as well as the change in the actuarial present value of such executive’s benefit under the Aleris Cash Balance Plan for Messrs. Stack, Keown and Clegg or, for Mr. Govers, the Belgian Retirement Plan. For additional information see the sections entitled “Pension benefits as of December 31, 2019” and “Nonqualified deferred compensation as of December 31, 2019” below.

(5)
The Company provides perquisites and certain other compensatory benefits to its executives. See the section entitled “Perquisites” above. The following table sets forth certain perquisites for 2019 and certain related additional other compensation items, for our named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for our Cleveland location. The table sets forth the amounts that would have been paid by the named executive officers for the parking spaces. Tax gross-up payments are made to the named executive officers for annual physicals, financial planning services, spousal travel, entertainment and related expenses, and expatriate tax equalization expenses, as applicable.

	Annual Physical ($)	Financial Planning ($)	Parking ($)	Automobile ($)	Tax Gross-up (a) ($)
Sean M. Stack	4,262	35,601	1,080	—	18,628
Eric M. Rychel	5,033	32,247	1,080	—	15,415
Jacobus A.J. Govers (b)	—	4,441	—	8,748	—
Michael T. Keown	6,830	35,600	1,080	—	34,286
Christopher R. Clegg	—	35,537	1,080	—	16,606
Tamara S. Polmanteer	3,663	35,342	1,080	—	14,888

(Continued)	Spousal Travel and Entertainment and Related Tax Gross-up (c) ($)	401(k) Match Contribution (d) ($)	Nonqualified Deferred Compensation Contribution (e) ($)	Expatriate Tax Equalization Payments and Related Tax Gross-up (f) ($)	Total ($)
Sean M. Stack	4,449	15,324	115,046	—	194,391
Eric M. Rychel	—	13,950	34,756	—	102,481
Jacobus A.J. Govers (b)	—	—	—	—	13,189
Michael T. Keown	6,504	13,950	27,244	11,633	137,128
Christopher Clegg	—	15,325	31,358	—	99,905
Tamara S. Polmanteer	—	15,325	23,298	—	93,596
Note: Amounts may not foot due to rounding conventions.

(a)	Tax gross-up payments are made to the named executive officers for annual physicals and financial planning services, as applicable.

(b)
For Mr.Govers, the total amount has been converted using the December 31, 2019 spot conversion rate used by the Company (equaling 1.1215 US$ to 1€). The amount listed under “Financial Planning” represents financial planning services; and the amount listed under “Automobile” represents the value of the benefit conferred upon Mr. Govers for use of the Company-leased automobile, in accordance with Belgian case law in the context of calculating statutory termination payments (which is different than the value attributed to this benefit).

(c)
Amounts included in this column represent the incremental cost of our named executive officers’ spouses and guests participating in certain business-related entertainment events and travel in connection with such events. Where a spouse or guest traveled with a named executive officer utilizing a Company-sponsored aircraft on an otherwise scheduled business flight, there was no incremental cost to the Company associated with the spouse’s or guest’s accompaniment. Where a spouse or guest traveled with a named executive officer utilizing commercial flights, the incremental cost has been calculated based on the actual cost to the Company of the ticket and related fees. With respect to entertainment expenses attributed to a named executive officer’s spouse or guest, the incremental cost is calculated based on the cost of meals or individually-purchased event tickets that are attributable to the spouse’s or guest’s attendance. For 2019, Mr. Keown received a tax gross-up payment on any such imputed income.

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

(f)	The amount included for Mr. Keown represents certain expatriate tax equalization payments being made to him in connection with his prior service outside of the U.S.

(6)	To convert compensation values to US$, the December 31, 2019 spot conversion rate used by the Company (equaling 1.1215 US$ to 1€).
Grants of plan-based awards for fiscal year 2019
The following table provides information concerning the plan-based awards (equity awards and non-equity incentive plan awards) for fiscal year 2019. Actual payments under the MIP that have been paid with respect to 2019 performance are discussed above under the section entitled “Base salary and cash bonus awards” and included in the “Summary compensation table” above. No grants of equity were made to our named executive officers in 2019.

Name	Type	Estimated future payouts under non-equity incentive plan awards
		Threshold ($)	Target ($)	Maximum ($)
Sean M. Stack	MIP	—	1,187,500	2,375,000
Eric M. Rychel	MIP	—	446,250	892,500
Jacobus A.J. Govers (1)	MIP	—	444,551	889,099
Michael T. Keown	MIP	—	337,500	675,000
Christopher R. Clegg	MIP	—	337,500	675,000
Tamara S. Polmanteer	MIP	—	260,000	520,000

(1)	To convert compensation values to US$, the December 31, 2019 spot conversion rate used by the Company (equaling 1.1215 US$ to 1€) was applied to the estimated possible MIP payouts.
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

Outstanding equity awards as of December 31, 2019
The following table provides information concerning outstanding equity awards in respect of shares of common stock of Aleris Corporation as of December 31, 2019 for each of our named executive officers.

	Option awards (1)				Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Sean M. Stack	183,872	—	16.78	6/1/2020
	45,967	—	25.16	6/1/2020
	45,967	—	33.56	6/1/2020
	101,300	—	27.20	1/21/2024
	193,000	—	23.70	10/7/2025
	463,650	—	17.00	11/13/2027
					—
Eric M. Rychel	12,631	—	38.01	7/15/2022
	9,600	—	27.20	1/21/2024
	15,000	—	27.20	4/15/2024
	35,400	—	23.70	1/20/2025
	36,000	—	23.70	10/7/2025
	132,000	—	17.00	11/13/2027
					—
Jacobus A.J. Govers	132,000	—	17.00	11/13/2027
					—
Michael T. Keown	21,291	—	16.78	6/1/2020
	7,095	—	25.16	6/1/2020
	7,095	—	33.56	6/1/2020
	12,000	—	27.20	1/21/2024
	132,000	—	17.00	11/13/2027
					—
Christopher R. Clegg	128,662	—	16.78	6/1/2020
	32,163	—	25.16	6/1/2020
	32,163	—	33.56	6/1/2020
	46,700	—	27.20	1/21/2024
	115,500	—	17.00	11/13/2027
					—
Tamara S. Polmanteer	66,000	—	17.00	11/13/2027
					—

(1)
As applicable and in connection with dividends paid on the Company’s common stock in 2010 and 2013, the stock option exercise prices and number of shares underlying the stock options have been adjusted. All outstanding options were fully vested as of December 31, 2019.

Option exercises and stock vested January 1 - December 31, 2019
The number of shares acquired on RSU vesting (inclusive of the number of shares surrendered to pay taxes associated with each executive’s RSU vesting events) is reported below. In 2019, none of our named executive officers exercised any stock options.

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Sean M. Stack (1)	77,275	1,700,050
Eric M. Rychel (2)	22,000	484,000
Jacobus A.J. Govers (3)	22,000	484,000
Michael T. Keown (4)	22,000	484,000
Christopher R. Clegg (5)	19,250	423,500
Tamara S. Polmanteer (6)	11,000	242,000

(1)
In connection with Mr. Stack’s RSU vesting events, 40,492 shares were issued to the executive and 36,783 shares were surrendered to pay required withholding obligations associated with such vesting events.

(2)
In connection with Mr. Rychel’s RSU vesting events, 12,903 shares were issued to the executive and 9,097 shares were surrendered to pay required withholding obligations associated with such vesting events.

(3)
In connection with Mr. Govers’ RSU vesting events, 8,892 shares were issued to the executive and 13,108 shares were surrendered to pay required withholding obligations associated with such vesting events.

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

Pension benefits as of December 31, 2019
The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax-qualified or not). Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2019. In making this calculation for Messrs. Stack, Keown and Clegg, we used the same economic assumptions that we use for financial reporting purposes (except that retirement is assumed to occur at age 62). These assumptions include the following: (a) retirement age of 62 (the earliest allowable retirement age under the plan without a reduction in benefits); (b) discount rate of 4.03%; (c) cash balance interest crediting rates of 3.83%; and (d) a lump sum form of payment. In order to calculate the present value for Mr. Govers’ accumulated benefit, the following assumptions were applied: interest crediting rate of 1.75%, a retirement age of 65 and a discount rate of 1.95%.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)		Payments during last Fiscal Year ($)
Sean M. Stack	Aleris Cash Balance Plan	2.6	35,594		—
Eric M. Rychel	None	—	—		—
Jacobus A.J. Govers	Belgian Retirement Plan	2.5	210,805	(1)	—
Michael T. Keown	Aleris Cash Balance Plan	8.4	45,011		—
Christopher R. Clegg	Aleris Cash Balance Plan	2.5	49,215		—
Tamara S. Polmanteer	None	—	—		—

(1)	To convert the present value of accumulated benefit to US$, the December 31, 2019 spot conversion rate used by the Company (equaling 1.1215 US$ to 1€) was applied.
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
The plan provides grandfathered benefits to certain participants based on a previous plan benefit formula. None of our named executive officers are eligible for these benefits. Benefit accruals in this plan were frozen effective December 31, 2006 for all participants including our applicable named executive officers. In calculating the present value of benefits and the change during 2019, certain assumptions are required. These assumptions are identical to those used in preparing the ASC 715 disclosure for this plan at December 31, 2019 and shown in the pension footnote, except each NEO is expected to remain actively employed and then retire at age 62, the earliest age eligible for an unreduced benefit (or attained age if older than 62).
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
Nonqualified deferred compensation as of December 31, 2019
The following table provides information with respect to the Aleris Deferred Compensation and Retirement Benefit Restoration Plan (the “Deferred Compensation Plan”).

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)(3)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)(4)
Sean M. Stack	119,502	115,046	20,099	—	1,060,861
Eric M. Rychel	26,250	34,756	71,771	—	375,002
Jacobus A.J. Govers (5)	—	—	—	—	—
Michael T. Keown	41,107	27,244	70,699	—	388,439
Christopher R. Clegg	42,626	31,358	11,191	—	536,791
Tamara S. Polmanteer	35,114	23,298	19,961	—	177,616

(1)	This amount reflects a portion of salary that the indicated executive elected to defer during 2019. This amount is included in the “Salary” column of the “Summary compensation table”.

(2)
The full amounts reported as Company contributions have been reported in the “All other compensation” columns in the “Summary compensation table”. Amounts included in this column represent the following contributions made to the Deferred Compensation Plan: (a) restoration matching contributions on behalf of Messrs. Stack, Rychel, Keown and Clegg and Ms. Polmanteer in the amounts of $84,401, $27,115, $21,686, $22,901 and $16,862 respectively, and (b) restoration retirement accrual contributions on behalf of Messrs. Stack, Rychel, Keown, Clegg and Ms. Polmanteer in the amounts of $30,645, $7,642, $5,558, $8,457 and $6,407, respectively.

(3)	Includes amounts reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the “Summary compensation table.”

(4)
Of the totals in this column, amounts previously reported in the “Summary compensation table” for previous years are $429,640, $105,378, $40,875, $238,844 and $31,082, respectively, for Messrs. Stack, Rychel, Keown and Clegg and Ms. Polmanteer.

(5)	Mr. Govers was not a participant in our Deferred Compensation Plan in 2019.
Our named executive officers based in the United States are eligible to participate in the Deferred Compensation Plan that benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer a minimum of 10% but not more than 50% of his or her annual base compensation and between 10-95% of his or her bonus awarded pursuant to the MIP as compensation deferrals. In addition, the participant may elect to defer between 1-5% of his or her annual base compensation and between 1-5% of his or her bonus awarded pursuant to the MIP as restoration deferrals. With respect to amounts contributed to the plan by the participant as restoration deferrals, the Company provides certain matching contributions and employer contributions. The employer contributions are subject to vesting conditions. As of December 31, 2019 all applicable named executive officers were 100% vested with respect to their employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of five or ten years, depending on distribution’s triggering event and the participant’s elections, in compliance with the election and timing rules of Internal Revenue Code Section 409A.
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
Calculation of named executive officer’s potential payments
The payments and benefits to which our named executive officers would be entitled in the event of certain termination of employment events, or as a result of a Change of Control, are set forth in the table below, following a description of these payments and benefits, assuming the event occurred on December 31, 2019. For this purpose, we have assumed a value of $22.00 per share of our common stock.

	Termination by Co. for Cause or by Exec. without Good Reason	Termination by Co. due to Non-Renewal of Term	Termination by Co. without Cause or by Exec. for Good Reason		Death or disability	Change in control
	Payment ($)(1)	Cash and benefits ($)(2)	Cash and benefits ($)(3)	Value of equity acceleration ($)(4)	Cash and benefits ($)(5)	Value of equity acceleration ($)(4)
Sean M. Stack	73,077	9,765,665	8,138,459	—	1,260,577	—
Eric M. Rychel	40,385	1,510,097	2,119,077	—	486,635	—
Jacobus A.J. Govers (7)
Michael T. Keown	34,615	1,228,703	1,690,840	—	372,115	—
Christopher R. Clegg	34,615	1,225,722	1,686,369	—	372,115	—
Tamara S. Polmanteer	30,769	1,024,580	1,377,554	—	290,769	—

(1)	The amounts in this column include only payment of accrued but unused vacation, as of December 31, 2019.

(2)
The amount of Cash and Benefits in the event of a termination by Aleris International due to non-renewal of the employment term (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2019) includes the payment of the executive’s nonrenewal payment, the 2019 earned MIP bonus, accrued an unused vacation and an estimated value of continued medical benefits.

(3)
The amount of Cash and Benefits in the event of a termination by Aleris International without Cause or by the Executive for Good Reason (calculated under the terms of each executive’s Employment Agreement assuming the termination occurred on December 31, 2019) includes, in addition to the amounts described in Note 5 below, the payment of the executive’s cash severance payment and an estimated value of continued medical benefits.

(4)
Upon termination by Aleris International without Cause or by the executive for Good Reason, the named executive officers’ remaining unvested stock options and RSUs would vest (or partially vest) under the terms of the applicable agreements; however, as of December 31, 2019, all outstanding equity awards were fully vested under their terms notwithstanding an assumed termination event.

(5)
The amounts in this column include payment of accrued but unused vacation for all named executive officers as of December 31, 2019, as well as a cash payment equal to each executive’s 2019 MIP bonus (assuming payout at target level and termination on December 31, 2019).

(6)	The payments and benefits to which Mr. Govers would be entitled in the event of certain termination from employment events are governed by Belgian laws and described separately below.
Pursuant to applicable Belgian laws, Mr. Govers is entitled to certain payments and benefits upon certain termination events, as described and quantified below, in each case assuming a termination date of December 31, 2019. Upon all termination events, Mr. Govers would be entitled to payment of accrued benefits (the “Govers Accrued Benefits”). In accordance with applicable Belgian laws, the additional amounts Mr. Govers would be entitled to receive upon various types of termination are based upon his tenure with the Company and the actual compensation received during the 12 months preceding his termination (calculated on a per week basis, the “Govers Weekly Severance”). The Govers Weekly Severance calculation may potentially include amounts attributable to the vesting of some of his then outstanding equity awards in normal course. Upon a termination by the Company without Cause, he would be entitled to, in addition to the Govers Accrued Benefits (including potentially his equity vesting), 13 weeks’ notice (or payment equal to 13 times the Govers Weekly Severance in a lump sum in lieu thereof) equaling $516,550; or if the Company elects to enforce his noncompetition covenant, he would be entitled to a lump sum payment equal to 52 times the Govers Weekly Severance for a total payment (including the 13 weeks’ notice amount) of $2,066,200; provided, further, that, if a Belgian labor court finds that termination of the employment contract was not sufficiently motivated or unfair, the executive may additionally be entitled to up to a maximum lump sum payment equal to 17 times the Govers Weekly Severance. Upon a termination by Mr. Govers without Cause, he would be required to provide the Company six weeks’ notice. In the event that Mr. Govers is terminated by the Company without Cause on a date subsequent to a Change in Control, the Govers Weekly Severance calculation may include additional one-time exceptional amounts received by Mr. Govers in connection with such Change in Control, and the resulting severance payments that may become payable to Mr. Govers (calculated in accordance with the formulas set forth above) may be higher than the amounts payable absent such Change in Control.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2019.
Brian Laibow
Matthew Michelini
Lawrence W. Stranghoener
G. Richard Wagoner, Jr.

Compensation Committee Interlocks and Insider Participation
Other than Mr. Stack, none of our directors have ever been one of our officers or employees. Following the establishment of our Compensation Committee, Messrs. Laibow, Michelini, Stranghoener and Wagoner serve as the members of our Compensation Committee. During 2019, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of our Compensation Committee, and none of our executive officers served as the member of the compensation committee of an entity that has an executive officer serving as a director on our Board.
Director compensation
In 2014, the Company set director compensation to include (i) an annual cash retainer equal to $90,000, payable to each non-employee director in calendar quarter installments and (ii) an additional audit committee chairperson retainer equal to $18,750, payable in calendar quarterly installments. In consideration of the fact that the non-employee directors did not receive equity awards in 2018 and none are contemplated in 2019, effective as of January 1, 2019, the Company increased the annual cash retainer payable to each non-employee, non-Oaktree director from $90,000 to $180,000, which retainer shall be paid in calendar quarterly installments.
On December 12, 2017, each non-executive member of the Board of Directors (except Mr. Michelini) received an award of 5,294 RSUs which became vested as to 100% on January 1, 2018. No equity awards were granted to any non-employee director in 2018 or 2019 and the Merger Agreement prohibits the granting of any equity awards.
Director compensation for fiscal year 2019
The following table sets forth a summary of compensation with respect to our non-executive directors’ service on our Board of Directors and the Board of Directors of Aleris International for the year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
Brook Hinchman (1)	180,000	—	180,000
Brian Laibow (1)	180,000	—	180,000
Matthew R. Michelini (2)	—	—	—
Robert O’Leary (1)	180,000	—	180,000
Emily Stephens (1)	180,000	—	180,000
Lawrence W. Stranghoener	198,750	—	198,750
Kaj Vazales (1)	180,000	—	180,000
G. Richard Wagoner, Jr.	180,000	—	180,000

(1)
Messrs. Brook Hinchman, Brian Laibow, Robert O’Leary and Kaj Vazales and Ms. Emily Stephens (the “Oaktree Directors”) were appointed to the Board of Directors by the Oaktree Funds. All remuneration paid to the Oaktree Directors is turned over to an affiliate of Oaktree pursuant to an agreement between the Oaktree Funds and the Oaktree Director as part of his or her employment with the Oaktree Funds. No remuneration is kept by any Oaktree Director. In January 2020, Mr. Robert LaRoche replaced Ms. Emily Stephens as an Oaktree Director.

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
CEO Pay Ratio
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our Chief Executive Officer, and the ratio of these two amounts. For 2019, total compensation for the CEO was approximately $2,797,711 and the reasonably estimated total compensation of the median employee was $82,562. Our 2019 CEO to median employee estimated pay ratio is 33:1.
For 2019, we determined it was reasonable to use the same median employee for the pay ratio calculation as was selected in 2017 (and maintained in 2018) because there have been no material changes in our organizational structure, employee population or employee compensation arrangements that would significantly impact our pay ratio disclosure. As part of the 2019 pay ratio calculation, we calculated annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table in this annual report on Form 10-K. The median employee is a salaried employee who works at our headquarters in Cleveland, Ohio.
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
Equity Incentive Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1) (2)	3,341,097	(3)	20.92	692,613
Total	3,341,097		20.92	692,487

(1)	Represents Aleris Corporation’s 2010 Equity Incentive Plan, as amended from time to time.

(2)	The number of shares of common stock of Aleris Corporation authorized under the 2010 Equity Incentive Plan was 5,328,875 as of December 31, 2019.

(3)	Full number reported is comprised of outstanding stock options granted under Aleris Corporation’s 2010 Equity Incentive Plan, as of December 31, 2019.
The Equity Incentive Plan was established to attract, retain, incentivize and motivate officers and employees of, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. As of December 31, 2019, awards of stock options, restricted stock and RSUs have been granted in respect of Aleris Corporation common stock, all awards have vested (and therefore no RSUs remain outstanding as of December 31, 2019).
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
Stock Subject to the Plan. As of December 31, 2019, the maximum number of shares of Aleris Corporation’s common stock issuable in connection with all types of awards under the Equity Incentive Plan, including any grants made to employees outside of the United States, was 5,328,875, and of that amount, grants of RSUs were limited to 1,367,997 shares.
Option Grants. Stock options granted under the Equity Incentive Plan are non-qualified stock options subject to the terms and conditions determined by the committee and set forth in the applicable stock option agreement. All stock options outstanding as of December 31, 2019 were granted with an exercise price equal to either the fair market value of a share of Aleris Corporation common stock on the date of grant, or a “premium” or “super premium” exercise price (equal to 1.5 times or 2 times, respectively, the fair market value of a share of Aleris Corporation common stock on the date of grant). Stock options granted have a variety of vesting schedules (e.g., quarterly, annually, cliff and ratable vesting) over a period not to exceed four years with adjustments to the standard vesting installments to reflect actual hire and/or promotion dates as of the date of grant.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as to the beneficial ownership of our common stock as of February 28, 2020 by (1) each person or group who is known to us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each director and named executive officer; and (3) all directors and executive officers as a group.
Percentage of class beneficially owned is based on 32,527,026 shares of common stock outstanding as of February 28, 2020, together with the applicable options (1) to purchase shares of common stock for each stockholder exercisable on February 28, 2019 or within 60 days thereafter and (2) the number of shares issuable upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris corporation common stock. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 28, 2020 and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock are deemed outstanding for computing the percentage ownership of the person holding the options or exchangeable notes, as the case may be, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power. Except as described in the footnotes below, to our knowledge, each of the persons named in the table below have sole voting and investment power with respect to the shares of common stock owned, subject to community property laws where applicable.

Name and Address of Owner (1)	Direct or Indirect Ownership	Securities That Can Be Acquired By Holder (2)	Total	Percent of Class
Oaktree Funds (3)(4)	18,216,988	1,775,335	19,992,323	58.3%
Apollo Funds (3)(5)	5,553,946	518,107	6,072,053	18.4%
Bain Capital Credit Funds (3)(6)	2,904,773	266,095	3,170,868	9.7%
Caspian Funds (3)(7)	2,560,889	138,512	2,699,401	8.3%
Sean M. Stack	180,258	1,033,756	1,214,014	3.6%
Christopher R. Clegg	55,349	355,188	410,537	1.3%
Eric M. Rychel	63,054	240,631	303,685	*
Michael T. Keown	45,132	179,481	224,613	*
Jacobus A.J. Govers	47,140	132,000	179,140	*
Tamara S. Polmanteer	20,673	66,000	86,673	*
Lawrence Stranghoener	19,196	26,616	45,812	*
G. Richard Wagoner	36,196	—	36,196	*
Brook Hinchman (8)	—	—	—	*
Brian Laibow (8)	—	—	—	*
Robert LaRoche	—	—	—	*
Matthew R. Michelini	—	—	—	*
Robert O’Leary (8)	—	—	—	*
Kaj Vazales (8)	—	—	—	*
All current executive officers and directors as a group (14 persons)	466,998	2,033,672	2,500,670	7.2%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris Corporation, 25825 Science Park Drive, Suite 400, Cleveland, Ohio 44122-7392.

(2)
Represents the number of shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after February 28, 2020, and upon exchange of Aleris International’s 6% senior subordinated exchangeable notes into shares of Aleris Corporation common stock.

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

The general partner of OCM Opportunities ALS Holdings, L.P. and OCM Opportunities ALS Holdings, L.P. is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. Each of Oaktree Capital Group Holdings GP, LLC and Brookfield Asset Management, Inc. appoint certain members to the board of Atlas OCM Holdings, LLC and together appoint all such directors. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM Opportunities ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The general partner of OCM High Yield Plus ALS Holdings, L.P. is Oaktree Fund GP IIA, LLC. The managing member of Oaktree Fund GP IIA, LLC is Oaktree Fund GP II, L.P. The general partner of Oaktree Fund GP II, L.P. is Oaktree Capital II, L.P. The general partner of Oaktree Capital II, L.P. is Atlas OCM Holdings LLC. Each of Oaktree Capital Group Holdings GP, LLC and Brookfield Asset Management, Inc. appoint certain members to the board of Atlas OCM Holdings, LLC and together appoint all such directors. Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM High Yield Plus ALS Holdings, L.P., except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The director of Oaktree European Credit Opportunities Holdings, Ltd. is Oaktree Europe GP, Ltd. Oaktree Europe GP, Ltd. is also the general partner of Oaktree Capital Management (UK) LLP, which is the portfolio manager to Oaktree European Credit Opportunities II, Ltd. The sole shareholder of Oaktree Europe GP, Ltd. is Oaktree Capital Management (Cayman), L.P. The general partner of Oaktree Capital Management (Cayman), L.P. is Oaktree Holdings, Ltd. The sole shareholder of Oaktree Holdings, Ltd. is Oaktree Capital Group, LLC. The duly elected manager of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, and Sheldon Stone, who, by virtue of their membership interests in Oaktree Capital Group Holdings GP, LLC may be deemed to share voting and dispositive power with respect to the shares of common stock held by Oaktree European Credit Opportunities Holdings, Ltd. Each of Oaktree Capital Group Holdings GP, LLC and Brookfield Asset Management, Inc. appoint certain members to the board of Atlas OCM Holdings, LLC and together appoint all such directors. Each of the directors, general partners, managers, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by each of Oaktree European Credit Opportunities Holdings, Ltd., except to the extent of any pecuniary interest therein. The address for Oaktree Capital Management (UK) LLP is 27 Knightsbridge, 4th Floor, London SW1X 7LY, United Kingdom, and the address for all other entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
The managing member of OCM FIE, LLC is Oaktree Capital Management, L.P. The general partner of Oaktree Capital Management, L.P. is Oaktree Capital Management GP, LLC. The managing member of Oaktree Capital Management GP, LLC is Atlas OCM Holdings LLC. Each of Oaktree Capital Group Holdings GP, LLC and Brookfield Asset Management, Inc. appoint certain members to the board of Atlas OCM Holdings, LLC and together appoint all such directors. Each of the general partners, managing members, shareholders, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by OCM FIE, LLC except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

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

(6)
Represents all equity interests of Bain Capital COPS II Continuation Vehicle, L.P., Bain Capital COPS III Continuation Vehicle, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Sankaty Credit Opportunities IV, L.P., Bain Capital COPS CV Holdings, L.P. and SR Group, LLC (collectively, the “Bain Capital Credit Funds”). The mailing address of the Bain Capital Credit Funds is c/o Bain Capital Credit, LP, 200 Clarendon Street, Boston, MA 02116.

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
Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company (“SCOI II”), is the sole general partner of Bain Capital COPS II Continuation Vehicle, L.P., a Delaware limited partnership (“COPs II CV”). Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), is the sole general partner of Bain Capital COPS III Continuation Vehicle, L.P., a Delaware limited partnership (“COPs III CV”). Sankaty Credit Opportunities Investors IV, LLC, a Delaware limited liability company (“SCOI IV”), is the sole general partner of Sankaty Credit Opportunities IV, L.P., a Delaware limited partnership (“COPs IV”). Bain Capital COPS CV Holdings Investors, L.P., a Delaware limited partnership (“CVHI”), is the sole general partner of Bain Capital COPS CV Holdings, L.P., a Delaware limited partnership (“CVH”). Bain Capital Credit Member, LLC, a Delaware limited liability company (“BCCM”), is the managing member of SCOI II, SCOI III, SCOI IV and CVHI. By virtue of these relationships, BCCM may be deemed to share voting and dispositive power with respect to the shares of common stock held by COPs II CV, COPs III CV, COPs IV and CVH. BCCM and each of the entities noted above disclaim beneficial ownership of such securities except to the extent of its pecuniary interest therein.
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

(8)
With respect to the less than 1% of shares held directly by each of Messrs. Hinchman, Laibow, LaRoche, O’Leary and Vazales, these shares are held for the benefit of OCM FIE, LLC (“FIE”), a wholly owned subsidiary of Oaktree.

Each of Messrs. Hinchman, Laibow, LaRoche, O’Leary and Vazales is an officer of one or more Oaktree entities. As part of his employment with Oaktree and pursuant to the policies of Oaktree Capital Management, L.P., Messrs. Hinchman, Laibow, LaRoche, O’Leary and Vazales must hold such shares, if applicable, on behalf of and for the sole benefit of FIE and has assigned all economic, pecuniary and voting rights to FIE. Each of Messrs. Hinchman, Laibow, LaRoche, O’Leary and Vazales disclaims beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein.

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
Composition of Our Board of Directors
Our Board of Directors consists of nine directors, one of which is our Chairman and Chief Executive Officer and five of which were appointed by the Oaktree Funds which own indirectly a majority of our outstanding equity. The five directors appointed by the Oaktree Funds are Messrs. Hinchman, Laibow, LaRoche, O’Leary and Vazales. Our bylaws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his or her successor is elected.
Director Independence
Because of our status as a voluntary filer and because we are a privately held corporation, we have not formally reviewed the independence of each of our directors in accordance with current listing standards. We consider Mr. Stack an “executive director” due to his employment relationship with us. We consider Messrs. Hinchman, Laibow, LaRoche, O’Leary and Vazales “Oaktree affiliated directors” as they were designated as directors by the Oaktree Funds, our largest indirect stockholder owning a majority of our outstanding equity, pursuant to our Stockholders Agreement. We consider Messrs. Michelini, Stranghoener and Wagoner to be “non-Oaktree affiliated directors” since they were appointed as directors in the normal course.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate fees billed for professional services by Ernst & Young LLP in 2019 and 2018 were:

Type of Fees	2019	2018
	(in thousands)
Audit fees	$4,068	$3,770
Audit related fees	10	10
Total	$4,078	$3,780
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

ALERIS CORPORATION

March 18, 2020	By:	/s/ Eric M. Rychel
Eric M. Rychel Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean M. Stack	Chairman and Chief Executive Officer and Director	March 18, 2020
Sean M. Stack	(Principal Executive Officer)

/s/ Eric M. Rychel	Executive Vice President, Chief	March 18, 2020
Eric M. Rychel	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ I. Timothy Trombetta	Vice President and Controller	March 18, 2020
I. Timothy Trombetta	(Principal Accounting Officer)

/s/ Brook D. Hinchman	Director	March 18, 2020
Brook D. Hinchman

/s/ Brian K. Laibow	Director	March 18, 2020
Brian K. Laibow

/s/ Robert LaRoche	Director	March 18, 2020
Robert LaRoche

/s/ Matthew R. Michelini	Director	March 18, 2020
Matthew R. Michelini

/s/ Robert O’Leary	Director	March 18, 2020
Robert O’Leary

/s/ Lawrence W. Stranghoener	Director	March 18, 2020
Lawrence W. Stranghoener

/s/ Kaj Vazales	Director	March 18, 2020
Kaj Vazales

/s/ G. Richard Wagoner, Jr.	Director	March 18, 2020
G. Richard Wagoner, Jr.

Exhibit Index

Exhibit
Number	Description

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

Exhibit
Number	Description

21.1*	List of Subsidiaries of Aleris Corporation as of December 31, 2019.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Aleris Corporation’s Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

________________________________________

†	Management contract or compensatory plan or arrangement

*	Filed herewith.